Form 10-Q
period 1995-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1995-05-12
CIK 764858

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        March 31, 1995

                                  OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
       For Quarter Ended                 Commission File Number

                                                 0-14712

                 Fountain Powerboat Industries, Inc.
         (Exact name of registrant as specified in its charter)

                Nevada                                 88-0160250
(State or other jurisdiction          (I.R.S. Identification No.)
    of incorporation or
       organization)

      Whichard's Beach Road
      P.O. Drawer 457
          Washington,    NC                                 27889
(Address of Principal Executive Offices)      (Zip Code)


Registrant's  telephone number, including area code:(919)975-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X                          No
               ---                             ---
Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.

            Class                   Outstanding at  May 1, 1995

Common stock, $.01 par value               3,029,072 shares

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART I.  Financial Information.                          Page No.

         Review Report of Independent Certified
            Public Accountants...........................   3

         Consolidated Balance Sheets - Assets,
            March 31, 1995 and June 30, 1994.............   4

         Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, March 31, 1995
            and June 30, 1994............................   5

         Consolidated Statements of Income -
            Three Months and Nine Months Ended
            March 31, 1995 and March 31, 1994...............6

         Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 1995
            and March 31, 1994........................... 7 -  8

         Notes to Consolidated Financial Statements...... 9 - 13

         Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition..........................14 - 15



PART II. Other Information.


Item 6.  Exhibits and Reports on Form 8 and Form 8-K.....  16

         Signature.......................................  17

                PETERSON, SILER & STEVENSON, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS
                   A Professional Corporation
                       430 East 400 South
                   Salt Lake City, Utah 84111
           Voice (801) 328-2727  -  Fax (801) 328-1123




To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of March 31, 1995, and the related consolidated statements of income and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/ PETERSON, SILER & STEVENSON, P.C.

PETERSON, SILER & STEVENSON, P.C.
May 2, 1995


    PART I:  Financial Information.

                  FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                               Consolidated Balance Sheets
                                     *** Assets ***
                       (Unaudited - See Accountants' Review Report)
                                                   March 31,                   June 30,
                       Assets                        1995                        1994
     ------------------------------------------  ------------                ------------
     Current assets:

        Cash................................... $    527,761                $    675,711

        Accounts receivable, net (Note 2)......    2,353,230                     412,379

        Inventories (Note 3)...................    3,130,259                   3,496,950

        Deferred cost of sales (Note 4)........      131,000                     850,000

        Prepaid expenses.......................      296,126                     200,579
                                                 ------------                ------------
        Total current assets................... $  6,438,376                $  5,635,619
                                                 ------------                ------------

     Property, plant, and equipment............ $ 18,962,453                $ 18,058,519

     Less:  Accumulated depreciation...........   (8,814,473)                 (7,580,794)
                                                 ------------                ------------
                                                $ 10,147,980                $ 10,477,725
                                                 ------------                ------------

     Other assets.............................. $    162,443                $    153,443
                                                 ------------                ------------

     Total assets.............................. $ 16,748,799                $ 16,266,787
                                                 ============                ============


     See accompanying Notes to Consolidated Financial Statements.

                              Page 4

                    FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                               Consolidated Balance Sheets
                        *** Liabilities & Shareholders' Equity ***
                       (Unaudited - See Accountants' Review Report)
                                                   March 31,                   June 30,
         Liabilities & Shareholders' Equity          1995                        1994
     ------------------------------------------  ------------                ------------
     Current liabilities:
        Notes payable.......................... $    649,544                $    152,287
        Current portion/long-term debt (Note 8)    1,240,133                   6,550,738
        Accounts payable.......................    2,096,394                   4,930,149
        Accts. pay. - related parties (Note 7)             0                      12,800
        Accrued expenses.......................    1,150,963                     805,771
        Accrued exp. - related parties (Note 7)            0                           0
        Customer deposits......................      397,023                     859,825
        Allowance for boat repurchases (Note 5)      250,000                     250,000
        Reserve for warranty expenses (Note 5)       315,000                     315,000
        Deferred sales (Note 4)................      155,000                   1,100,000
                                                 ------------                ------------
        Total current liabilities.............. $  6,254,057                $ 14,976,570
                                                 ------------                ------------

     Long-term debt, less current
        portion (Note 8)....................... $  7,683,000                $    133,683

     Deferred income taxes payable.............            0                           0
                                                 ------------                ------------
     Total liabilities......................... $ 13,937,057                $ 15,110,253
                                                 ------------                ------------

     Commitments and contingencies (Notes 6 & 8)

     Shareholders' equity:
        Common stock, $.01 par value,
          200,000,000 shares authorized,
          3,029,072 shares issued (Note 10).... $     30,291                $     30,291

        Capital in excess of par value.........    9,297,450                   9,297,450

        Accumulated deficit....................   (6,405,251)                 (8,060,459)

                                                 ------------                ------------
                                                $  2,922,490                $  1,267,282

     Less: Treasury stock......................      110,748                     110,748
                                                 ------------                ------------
     Total Shareholders' equity................ $  2,811,742                $  1,156,534
                                                 ------------                ------------

     Total liabilities & shareholders' equity.. $ 16,748,799                $ 16,266,787
                                                 ============                ============

See accompanying Notes to Consolidated Financial Statements.
                          Page 5

                    FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                             Consolidated Statements of Income
                       (Unaudited - See Accountants' Review Report)

                                      Three Months Ended           Nine Months Ended
                                   --------------------------  --------------------------
                                     March 31,     March 31,     March 31,     March 31,
                                       1995          1994          1995          1994
                                   ------------  ------------  ------------  ------------
     Net sales................... $  9,198,707  $  6,186,087  $ 28,356,363  $ 17,799,353

     Cost of sales...............    7,542,456     5,318,509    22,718,590    15,571,006
                                   ------------  ------------  ------------  ------------
     Gross margin................ $  1,656,251  $    867,578  $  5,637,773  $  2,228,347

     Selling expense.............    1,145,493     1,197,545     2,550,166     2,429,939
     Selling expense -
         related parties (Note 7)            0         6,387             0        22,052
     General & admin. expense....      249,094       349,800       924,296       980,101
     General & admin. expense -
         related parties (Note 7)       26,945        31,635        83,545        85,513
                                   ------------  ------------  ------------  ------------
     Operating income/(loss)..... $    234,719  $   (717,789) $  2,079,766  $ (1,289,258)
                                   ------------  ------------  ------------  ------------
     Other (income)/expense:
        Interest expense......... $    215,303  $    167,929  $    710,591  $    491,764
        Interest expense -
           related parties (Note 7)          0             0             0        18,000
        Other sundry, net........     (102,187)      (66,689)     (286,033)     (232,044)
                                   ------------  ------------  ------------  ------------
                                  $    113,116  $    101,240  $    424,558  $    277,720
                                   ------------  ------------  ------------  ------------
     Net income/(loss)
        before income taxes...... $    121,603  $   (819,029) $  1,655,208  $ (1,566,978)


     Current tax expense  (benefit)          0             0             0             0
                          (Note 9)

     Deferred tax expense (benefit)          0             0             0             0
                          (Note 9)
                                   ------------  ------------  ------------  ------------
     Net income/(loss)........... $    121,603  $   (819,029) $  1,655,208  $ (1,566,978)
                                   ============  ============  ============  ============


     Net income/(loss) per share  $       0.04  $      (0.27) $       0.55  $      (0.53)
                                   ============  ============  ============  ============
     Weighted average shares
        outstanding..............    3,019,072     2,990,214     3,019,072     2,951,738
                                   ============  ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.
                           Page 6

                    FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                           Consolidated Statements of Cash Flows
                        (Unaudited - See Accountants' Review Report)

                                                                    Nine Months Ended
                                                               --------------------------
                                                                 March 31,     March 31,
                                                                   1995          1994
                                                               ------------  ------------
     Cash flows from operating activities:
     -------------------------------------
        Net income/(loss).................................... $  1,655,208  $ (1,566,978)
        Adjustments to reconcile net income to net cash
           provided/(used) by operating activities:

           Depreciation and amortization.....................    1,233,679     1,134,407
           (Gain) loss on disposal of property, plant,
                and equipment................................            0             0
           (Increase)/decrease in accounts receivable........   (1,940,851)     (486,385)
           (Increase)/decrease in inventory..................      366,691    (1,119,628)
           (Increase)/decrease in prepaid expenses...........      (95,547)     (108,572)
           (Increase)/decrease in other assets...............       (9,000)      (18,000)
           Increase/(decrease) in accounts payable...........   (2,833,755)    1,545,560
           Increase/(decrease) in accounts payable -
               related parties...............................      (12,800)       12,335
           Increase/(decrease) in accrued expenses...........      345,192       237,874
           Increase/(decrease) in accrued expenses -
               related parties...............................            0       (15,673)
           Increase/(decrease) in customer deposits..........     (462,802)      700,284
           Increase/(decrease) in deferred sales/cost........     (226,000)            0
           Increase/(decrease) in allowance for repurchases..            0             0
                                                               ------------  ------------
        Net cash provided/(used) by operating activities..... $ (1,979,985) $    315,224
                                                               ------------  ------------
     Cash fows from investing activities:
     ------------------------------------
        Construction of molds, plugs, and other tooling...... $   (550,923) $   (476,572)
        Purchases of property, plant, and equipment..........     (353,011)     (230,563)
        Sales of        "        "     "      "    ..........            0             0
                                                               ------------  ------------
        Net cash provided/(used) in investing activities..... $   (903,934) $   (707,135)
                                                               ------------  ------------
     Cash flows from financing activities:
     -------------------------------------
        Proceeds from additional common shares issued........ $          0  $    300,000
        Advances/(repayments) from (to) stockholder..........            0      (300,000)
        Increase in long-term debt...........................    2,656,576        76,194
        Repayment of long-term debt..........................     (417,864)     (364,789)
        Note payable, revolving line of credit...............      497,257             0
                                                               ------------  ------------
        Net cash provided/(used) in financing activities..... $  2,735,969  $   (288,595)
                                                               ------------  ------------

                                       (Continued)
                                          Page 7

                     FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows, Continued
                       (Unaudited - See Accountants' Review Report)


                                                                    Nine Months Ended
                                                               --------------------------
                                                                 March 31,     March 31,
                                                                   1995          1994
                                                               ------------  ------------
     Net increase/(decrease) in cash......................... $   (147,950) $   (680,506)


     Cash at beginning of the year...........................      675,711       711,523

                                                               ------------  ------------
     Cash at end of the period............................... $    527,761  $     31,017
                                                               ============  ============



     Supplemental disclosures of cash flow information:
     --------------------------------------------------
     Cash paid during the period for:

        Interest - unrelated parties......................... $    710,591  $    498,455
           "     - related parties (Note 7)..................            0        18,000
           "     - capitalized...............................            0        (6,691)
                                                               ------------  ------------
                                                              $    710,591  $    509,764
                                                               ============  ============

        Income taxes (Note 9)................................ $          0  $          0
                                                               ============  ============

See accompanying Notes to Consolidated Financial Statements.






                            Page 8

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


1.  Basis of Presentation.

      Although these statements have been reviewed by our independent auditors, they are unaudited. The statements reflect all adjustments, in management's opinion, that are necessary to present fairly the Company's financial position and results of its operations for the interim periods presented. These adjustments are, for the most part, of a normal, recurring nature. It is suggested that this unaudited interim period financial information be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1994.



2.  Accounts receivable.

    As of March 31, 1995, accounts receivable were $2,353,230 net of the allowance for bad debts of $12,869. This represents an increase of $1,940,851 from the $412,379 in net accounts receivable recorded at June 30, 1994. This increase in receivables is entirely due to greater sales volume. Of the $2,353,230 balance at March 31, 1995, $2,031,933 has subsequently been collected as of May 1, 1995, and the remaining $321,297 is believed to be fully collectible.



3.  Inventories.

     Inventories at March 31, 1995 and June 30, 1994 consisted of the following:


                                     March 31,       June 30,
                                       1995            1994
                                     ---------      ----------
Parts and supplies.................$  2,651,509   $  1,607,872
Work-in-process....................     299,631      1,432,233
Finished goods.....................     200,549        478,275
Trailers...........................      28,570         28,570
Obsolete inventory reserve.........     (50,000)       (50,000)
                                   -------------  ------------
Total..............................$  3,130,259   $  3,496,950
                                   =============  =============

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


4.  Revenue Recognition.

     At fiscal year-end June 30, 1994, the Company deferred the recognition of revenues amounting to $1,100,000 (recorded as a balance sheet liability) and the related cost of sales amounting to $850,000 (recorded as a balance sheet asset). This had the effect of reducing the prior year's gross margin on sales and net income after tax by $250,000 ($0.08 per share). At March 31, 1995, the Company estimated the balances of deferred sales to be $155,000 and deferred cost of sales to be $131,000. This had the effect of increasing the current year's gross margin on sales and net income after tax by $226,000 ($0.07 per share).


5.  Allowance and Qualifying Accounts.

     For the nine months ended March 31, 1995, the Company adjusted its allowance and qualifying accounts as follows:

                   Balance at   Charged to              Balance
                   Beginning    Cost and    Additions   at End
                   of Period    Expense    (Deductions) of Period
                   _________    _________   __________  _________
Allowance for
 boat repur-
        chases     $ 250,000    $   -0-     $   -0-     $ 250,000

Allowance for
  doubtful
        accounts      30,000        -0-        17,131      12,869

Allowance for
  warranty
        claims       315,000      305,233    (305,233)    315,000

Allowance for
  inventory
        values        50,000        -0-         -0-        50,000

                   ----------   ----------  ----------  ---------
Total              $ 645,000    $ 305,233   $(305,233)  $ 645,000
                   ==========   ==========  ==========  =========

     In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


6.  Commitments and Contingencies.

     The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 1995, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $11,200,000. The Company has reserved for the reasonably anticipated future losses it might incur upon the repossession and repurchase of boats from commercial lenders. At March 31, 1995, the allowance for losses on boat repurchases was $250,000.

     Additionally, the Company regularly pays a portion of dealers' interest charges for floor plan financing, normally up to six months for most models but up to nine months for its larger size models. Such charges amounting to $582,000 for the first nine months of Fiscal 1995 are included in selling expenses in the accompanying statement of operations.


7.  Transactions with Related Parties.

The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                        Nine   Months   Ended
                                       March 31,      March 31,
                                        1995           1994
                                    -----------     ------------
Greenwood Helicopters    - rentals $       -0-     $     22,052

Eastbrook Apartments     - rentals       11,145          12,613

R.M. Fountain, Jr.       - aircraft
                           rental        72,400          72,900

R.M. Fountain, Jr.       - interest        -0-           18,000

                                    ------------    ------------
                                   $     83,545    $    125,565
                                    ============    ============

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - See Accountants' Review Report)


7.  Transactions with Related Parties (Continued).

    At March 31, 1995, the Company had travel advances receivable from employees in the amount of $19,736, of which $3,700 was due from an officer of the Company.



8.  Financial Condition.

     The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 1995, the Company's current assets exceeded its current liabilities by $184,319. The Company's financial condition is much improved as a result of the profit it has earned for the first nine months of Fiscal 1995.

      During the third quarter, the Company concluded its negotiations with Mercury Marine to refinance its indebtedness to Mercury. Under the terms of the refinancing, the Company has a longer repayment period at lower interest charges. The Company also concluded a new agreement with its other major creditor, MetLife Capital Corporation, which provided for new financial ratio requirements. The Company is now in compliance with the new MetLife financial ratio requirements. The Company has made all of its payments of principal and interest to MetLife on a timely basis and no amounts are in arrears.



9.  Income taxes.

     For the nine months ended March 31, 1995, no current or deferred tax expense was recorded because the net change in the deferred tax asset valuation allowance of approximately $695,000 equaled the estimated net changes in the Company's net deferred tax asset account. The primary change in the Company's net deferred tax asset account was from the reduction of net operating loss carryforwards due to the current period net income. The estimated net operating loss carryforward as of March 31, 1995 is $7,105,000.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - See Accountants' Review Report)


10.  Common Stock Options.

      On March 23, 1995, the Board of Directors approved the issuance of 20,000 common stock options to each of the Company's five directors (100,000 shares total) at the closing price of $5.375 per share. On April 6, 1995 the Board approved the issuance of 20,000 common stock options to one of the Company's officers at the closing price of $5.50 per share. These awards were made under the Company's 1986 stock option plan. Since the 1986 stock option plan will expire in December, 1996, the Board authorized the Company's Corporate Counsel to prepare a new stock option plan, to obtain approval from all regulatory authorities, and to arrange for an approval vote by the shareholders. If approved by the shareholders, the new plan will be for a total of 300,000 shares.

                               ******

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
   Management's Discussion and Analysis of Results of Operations
                     and Financial Condition


Results of Operations.

      The net profit for the first nine months of Fiscal 1995 was $1,655,208 ($0.55 per share). This compares to a net Loss amounting to $1,566,978 ($0.27 per share) for the first nine months of the prior year. The profit this year is due primarily to greater sales volume and to greater gross margin earned on sales. Net sales were $28,356,363 for the first nine months of Fiscal 1995 as compared to $17,799,353 for the first nine months of the prior year.

      The improvement in sales is attributed to better market conditions for recreational boats in general and to the Company's new positive-lift hull bottom. This new hull design greatly increases speed, improves handling, and results in better fuel economy. The Company is seeking patent protection for its new design.

      For the first nine months of Fiscal 1995, the gross margin on sales was $5,637,773 (19.88%) as compared to $2,228,347
(12.52%) for the first nine months of the prior fiscal year. The improved margin on sales is from a sales mix of larger, more profitable models sold, price increases, production and purchasing efficiencies, and lower fixed costs per unit because of greater production volume.

      Selling expenses were $2,550,166 for the first nine months of Fiscal 1995 as compared to $2,451,991 for the first nine months of last year.

      General and administrative expenses were $1,007,841 for the first nine months of Fiscal 1995 as compared to $1,065,614 for the first nine months of last year.

      Interest  expense for the first nine months of Fiscal  1995 was $710,591 as compared to $509,764 for the first nine months of last year. The increase was mostly from interest paid to a major supplier on a purchasing line of credit.

      Other  income, principally from consulting, for  the  first nine  months of Fiscal 1995 was $286,033 as compared to  $232,044 for the first nine months of last year.

Financial Condition.

     The Company's cash flows for the first nine months of Fiscal
1995 are summarized as follows:


        Net cash used in operating activities.......$(1,979,985)
         "   "   used in investing activities.......   (903,934)
         "   "   provided by financing activities...  2,735,969
                                                     -----------
        Net decrease in cash........................$  (147,950)
                                                     ===========


      This net decrease compared to a $680,506 net decrease for the first nine months of the prior fiscal year.

     Cash used in the first nine months of Fiscal 1995 to acquire additional property, plant, and equipment (investing activity) amounted to $903,934, of which $550,923 was for plugs, molds, and other product tooling.

      For the remainder of Fiscal 1995, the Company expects to generate sufficient cash from operating activities in order to meet its obligations. Management believes that the Company will continue to operate profitably for the remainder of the fiscal year.

      Pursuant to an agreement dated February 24, 1995, among the Company, Mr. Fountain, and the Mercury Marine Division of the Brunswick Corporation, until the Company has paid its indebtedness to Mercury in full, it is required to purchase all of its requirements for engines and certain other items from Mercury. Mercury Marine agreed to pay the Company for certain consulting services provided by Mr. Fountain and for appropriate endorsements for Mercury's products. Mercury Marine has established a purchasing line of credit and a variable term loan for the Company which is secured by a subordinated lien on the Company's assets and a pledge by Mr. Fountain of substantially all of his shares of the Company's common stock.

     During the third quarter, MetLife Capital Corporation agreed to amend the Company's financial ratio requirements. The Company is now in compliance with the new MetLife financial ratio requirements. The Company has made timely payment of all amounts owed to MetLife and none of the indebtedness is in arrears.

PART II.  Other Information.


ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.


                (a) No Amendments on Form 8 were filed by the Registrant during the first nine months of Fiscal
                1995.


                (b) No Current Reports on Form 8-K were filed by the Registrant during the first nine months of Fiscal 1995.

                            SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                FOUNTAIN POWERBOAT INDUSTRIES, INC.
                           (Registrant)






By: /s/ Allan L. Krehbiel                                Date: May 10, 1995
   Allan L. Krehbiel
   Vice President, Chief Financial
   Officer, and Designated Principal
   Accounting Officer