Form 10-K
period 1995-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1995-09-27
CIK 764858

FOUNTAIN  POWERBOAT  INDUSTRIES, INC.

                                      FORM  10-K

                                    ANNUAL  REPORT

                        FOR  THE  YEAR  ENDED  JUNE  30,  1995


                        SECURITIES  AND  EXCHANGE  COMMISSION
                                WASHINGTON, DC  20549







































               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549
                           FORM 10-K


(Mark One)
  X      ANNUAL  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For fiscal year ended    June 30, 1995
                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from        to       .

                Commission File Number: 0-14712

                FOUNTAIN POWERBOAT INDUSTRIES, INC.
         (Exact name of registrant as specified in its charter)

    NEVADA                                 88-0160250
(State or other jurisdiction            (I.R.S. Employer
of incorporation)                       Identification No.)

   P.O.Drawer 457, Whichard's Beach Rd., Washington, N.C. 27889
   (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code: (919)  975-
2000

  Securities registered pursuant to Section 12(b) of the Act:
                                       Name of each exchange
    Title of each class                 on which registered
Common Stock, $.01 par value          American Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

     Warrants - Common Stock par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                        [ X ] Yes    [   ] No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                     [    ]







      The aggregate market value of the voting stock held by non-affiliates of the registrant was $8,863,681 at September 11, 1995 based upon a closing price of $5.375 per share on such date for the Company's Common Stock.

      As of September 15, 1995 there were 3,029,072 shares of the Company's Common Stock issued of which 10,000 shares are owned by the Company's subsidiary Fountain Powerboats, Inc. and are regarded as treasury shares.

                               PART 1

Item 1.  Business Background.

     Fountain Powerboat Industries, Inc. (the "Company"), through its wholly-owned subsidiary, Fountain Powerboats, Inc. (the "Subsidiary"), designs, manufactures, and sells offshore sport boats, sport cruisers, and sport fishing boats intended for that segment of the recreational power boat market where speed, performance, and quality are the main criteria for purchase. The Company's strategy in concentrating on that segment of the market is to maximize its use of the reputation of its Chairman and President, Reginald M. Fountain, Jr., as an internationally recognized power boat racer and designer. The Company also has made specialized high performance boats for the United States Government.

      The Company's products are sold through a network of authorized dealers worldwide. The Company has targeted that segment of the market in which purchase decisions are generally predicated to a relatively greater degree on the product's image, style, speed, performance, quality, and safety and to a lesser degree on the product's price or other economic considerations.

      The Company was organized January 30, 1985 pursuant to the laws of the State of Nevada under the name TOV Ventures, Ltd.(TOV), and acquired Fountain Powerboats, Inc. during August, 1986. Prior to the acquisition, it had never conducted any operations. During 1985 TOV sold, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 512,500 shares of its Common Stock (after giving effect to a one for ten reverse stock split and the cancellation of 5,875,000 shares of its Common Stock on May 16, 1986) to its directors, officers, and certain other individuals. All share numbers have been adjusted for the foregoing stock split and a one-for-two reverse stock split effected February 4, 1994.

     Fountain Powerboats, Inc., a North Carolina corporation, has been in operation since 1979 and was privately held at the time it was acquired by TOV. At that time the two shareholders of Fountain Powerboats, Inc. exchanged the stock of that company held by them for 1,487,500 shares of Common Stock of TOV. Existing shareholders of TOV retained 512,500 shares of Common Stock. TOV then changed its name to Fountain Powerboat Industries, Inc.

Products.

     Each of the Company's products is based upon a deep V-shaped fiberglass hull with a V-shaped pad and a notched transom. This design enables the boat to move along the water at high speed on its pad and achieve performance and stability standards which the Company believes are greater than those offered by its competitors. As a result, the Company maintains that its boats are among the fastest, best-handling, and safest boats of their kind.

      In Fiscal 1994, the Company developed new, high performance hull designs for its boats. These new "positive-lift" designs increase speed significantly by incorporating radically different keel lines with steps in the hull bottoms. Handling and fuel economy are also substantially improved with the new designs. The Company is seeking patent protection for these new hull designs.

      All of the Company's sport boats are of inboard/outdrive design propelled by single, twin, or triple gasoline engines ranging from 415 HP to more than 1,000 HP each. In addition to its standard sport boat product line, Fountain also builds custom race boats designed specifically for competition. The Company also produces outboard and inboard powered center console and cabin model offshore sport fishing boats and luxury cruisers.

      Introduced early in Fiscal 1992, the 47' Sport Cruiser is the flagship of the Fountain fleet. Its hull design is based upon that of the Company's 47' Superboat and 42' manufacturer's Super-Vee boats which won 8 out of 10 races in a recent twelve month period. This model features a walk-in cabin, enclosed head with shower, complete galley with refrigerator and microwave oven, as well as, a very extensive list of standard equipment.

      With most of the amenities of a traditional cruising yacht, the Fountain 47' Sport Cruiser is capable of speeds in excess of 60 mph with standard triple MerCruiser 502 EFI engines. A high performance diesel engine version is available for international use. This boat was named "The Outstanding Offshore Performance Boat" for 1992 and 1993 by Powerboat Magazine and "Best of the Best" for 1992 by Boating Magazine. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $333,000 to $450,000.

      The Company's 47' Superboat model is available with a wide range of engine options which make it suitable for organized competitive racing or for purely recreational purposes. Its unique hull design permits high speeds in relatively rough offshore waters. Its sleek styling makes it particularly attractive. Depending primarily upon the type of engines selected, this boat retails at prices ranging from $400,000 to $700,000.

      The 42' Lightning Sport Boat operates at a maximum speed of 60 to 95 mph and is very stable even in relatively rough offshore waters. This boat's standard features include an integrated swim platform, flush deck hatches, and an attractively appointed cockpit and cabin. This boat was cited by Powerboat Magazine as "The Outstanding Offshore Performance Boat" for 1988 and 1990. It retails at prices ranging from $137,000 to $300,000, depending primarily upon the type of engines selected. Equipped with special racing engines, this model set a new world speed record for V-hulled boats in January, 1995 at 130.246 mph.

      Introduced in Fiscal 1991, the 38' Sport Cruiser offers a scaled down version of the many amenities found on the 47' Sport Cruiser. This model has successfully incorporated the performance type sport boat's features without compromising the creature comforts found in a cruiser. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $191,000 to $375,000.

      The 38' Fever Sport Boat operates at maximum speeds of between 60 and 100 mph. Its retail price ranges from $160,000 to $276,000, depending primarily upon the type of engines selected. This model was cited by Powerboat Magazine as "Offshore Performance Boat of the Year" for 1989 and, again, for 1991. It also captured an award from The Hot Boat Magazine for "Boat of the Year" for 1991.

     The 35' Lightning Sport Boat is similar in design to the 38' Fever, but operates at maximum speeds between 66 and 105 mph. Because of its smaller size and lighter weight, this model can achieve greater speeds than a 38' Fever when equipped with the same size engines. The 35' Lightning was named by Powerboat Magazine "Offshore Boat of the Year" for 1981 and 1995. It has also captured that magazine's title "Outstanding Offshore Performance Boat" for 1980, 1981, 1982, 1983, 1984, and 1987.
This boat retails at prices ranging from $140,000 to $275,000, depending primarily upon the type of engines selected.

     Fountain's 32' Fever Sport Boat was introduced during Fiscal 1991 to satisfy the market's demand for a mid-size sport boat between the 29' Fever and the 35' Lightning. This model combines many of the advantages of both the 29' model and the 35' model. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $121,000 to $141,000.

      The 29' Fever II is the smallest twin engine boat in the Fountain sport boat line. It operates at maximum speeds of 64 to 80 mph and retails between $106,000 and $124,000, depending primarily upon the type of engines chosen.

     Fountain's 27' Fever sport boat has a single engine. It was added to the line in order to enable the first time offshore performance boat buyer to acquire a Fountain power boat at a very affordable price. This model won an award from Powerboat Magazine for "The Full Size Boat of the Year" for 1991 and 1992. It also captured that magazine's award for "Outstanding Full-Size Workmanship" for 1995. Depending primarily upon the type of engine selected, the retail price of this boat is from $65,000 to $90,000.

      The new 24' Competition Series sport boat is also a single engine model. It was designed to resemble Fountain's sleek 47' Superboat. This model was named "Boat of the Year" for 1993 by Boating Magazine. Depending primarily upon the type of engine selected, the retail price of this boat it from $50,000 to $60,000.
     For several years, the Company's sole offshore sport fishing boat was a 31' model which featured a center console design and incorporated the same high performance, styling, and structural integrity as its sport boat models. It has a deck configuration engineered for the knowledgeable, experienced sport fisherman. This boat retails for $60,000, excluding engines.

      In Fiscal 1992, Fountain added substantially to its sport fishing boat line. An all new 27' twin engine center console model and an all new 23' single engine center console model were introduced to extend the product line. The design, construction, and performance of these new models, together with the proven features of the 31' center console model, make a line which in management's view will appeal to many experienced sport fishermen.

      To further enhance its sport fishing boat line, the Company introduced a new 31' walk around cabin model based upon the proven 31' center console hull design. This model features a deck design which incorporates a walk-in cabin, enclosed head with shower, and a full galley. With twin outboard engine power, this model is produced either as a fishing boat for the serious angler or as a purely recreational sport boat type cruiser.

      During Fiscal 1993, the Company introduced both 23' and 27' walk around cabin fishing boats with outboard engine power and a new 32' walk around cabin model fishing boat with inboard power. Other new product introductions for Fiscal 1994 are 25' and 27' walk around cabin model fishing boats with inboard power.

      For Fiscal 1996, the Company plans to introduce a new 22' sport boat, a 47' Lightning sport boat, a luxury 55' wide beam sport yacht, and a 29' wide beam walk around cuddy cabin sport fishing boat.

      Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:


                                   Fiscal     Fiscal       Fiscal
                                    1995       1994        1993

          Sport boats...........     293        184         156

          Sport cruisers........      15          6          19

          Sport fishing boats...      93         92         135
                                  --------   --------    --------
                                     401        282         310
                                  ========   ========    ========


      The Company conducts research and development projects for the design of its plugs and molds for hull, deck, and small parts production. The design, engineering, and tooling departments currently employ approximately 16 full-time employees. Amounts spent on design research and development and to build new plugs and molds in recent years were:


                                       Design        Construction
                                      Research  &    of New Plugs
                                     Development       and Molds

          Fiscal 1995.............  $   134,828       $   767,102

          Fiscal 1994.............      157,433           674,394

          Fiscal 1993.............       88,858         1,251,214



      For Fiscal 1996, planned design research and development expenses are $144,000 and plug and mold construction expenditures are approximately $675,000. These expenditures will be primarily to complete the tooling needed to produce a new 22' sport boat, a 47' Lightning sport boat, a luxury 55' wide beam sport yacht, and a 29' wide beam walk around cuddy cabin sport fishing boat. Tooling expenditures will also be made for other modifications to existing models.

       Manufacturing   capacity  is  sufficient  to   accommodate
approximately 30 to 40 boats in various stages of construction at any one time. The Company shipped 401 boats in Fiscal 1995, 282 boats in Fiscal 1994, and 310 boats in Fiscal 1993.

      Construction of a boat takes approximately five weeks on a one shift per day basis. The Company currently has the ability to manufacture approximately 400 boats per year, using one eight-hour manufacturing shift per day. The Company believes that it has the potential to expand its manufacturing capacity through additional shifts and/or by utilizing the approximately 35 acres of unimproved land owned by the Company at its manufacturing site to expand the size of the physical plant. Should the demand dictate, the capacity of the existing plant could be increased to approximately 800 boats per year by employing second and third shifts.
      The manufacturing process for the hulls and decks consists primarily of the "laying-up" by hand of resins and high quality bi-directional and tri-directional woven fiberglass mats around a foam core in molds designed and constructed by the Company's engineering and tooling department. This creates a composite structure with strong outer and inner skins with a thicker core in between. The "laying-up" of woven fiberglass mats by hand, rather than using chopped fiberglass and mechanical blowers, results in superior strength and appearance. The resin used to bind the composite structure together is vinylester which is approximately five times stronger than the polyvinyl used by most other fiberglass boat manufacturers. Decks are bonded to the hulls using bonding agents, rivets, screws, and fiberglass to achieve a strong, unitized construction.

      In Fiscal 1994, the Company began building some boats on a special order basis using state-of-the-art light weight materials and epoxy resin. The epoxy resin is stronger than the vinylester so that less of it is required to achieve the needed construction strength. Since less epoxy resin is needed, the result is less weight. Less weight contributes substantially to improved performance, especially when combined with the Company's newly developed "positive-lift" hull design. The Company is committed to continuous product improvement.

      Pursuant to an agreement dated February 24, 1995, and effective January 1, 1995, among the Company, Mr. Fountain, and the Mercury Marine Division of the Brunswick Corporation, the Company is required to use Mercury engines and accessories exclusively until the earliest of December 1, 1999, or until 12,000 engines have been purchased, or until the Company's indebtedness to Mercury is paid in full. Also, as part of the agreement, Mercury pays the Company for certain consulting services provided by Mr. Fountain and for appropriate endorsements for Mercury's products at the rate of 5.5% of products purchased until June 30, 1996, and at 2.0% until the end of the consulting agreement on June 30, 1997. Mercury has extended credit to the Company which is secured by a subordinated lien on the Company's assets and a pledge by Mr. Fountain of substantially all of his shares of Common Stock of the Company. See also Item 7, "Management's Discussion and Analysis".

     The Company manufactures many metal and plastic parts (such as brackets, T-tops, and windscreens) to assure its quality standards are met. All other component parts and materials used in the manufacture of the Company's boats are readily available from a variety of suppliers at comparable prices exclusive of discounts. However, where practicable, the Company purchases certain supplies and materials from a limited number of suppliers in order to obtain the benefit of volume discounts.

      Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the Environmental Protection Agency and state pollution control agencies which require reports and inspect facilities to monitor compliance with their regulations. The Company's cost of compliance with environmental regulations has not been material. The Company's manufacturing facilities are regularly inspected by the Occupational Safety and Health Administration and by state and local inspection agencies and departments. The Company believes that its facilities comply with substantially all regulations. The Company, however, has been informed that it may incur or may have incurred liability for remediation of ground water contamination at two hazardous waste disposal sites resulting from the disposal of a hazardous substance at those sites by a third-party contractor of the Subsidiary. (See Item 3. Legal Proceedings.)

       Recreational power boats must be certified by the manufacturer to meet U.S. Coast Guard specifications. In addition, their safety is subject to federal regulation under the Boat Safety Act of 1971, as amended, pursuant to which boat manufacturers may be required to recall products for replacement of parts or components that have demonstrated defects affecting safety. The Company has never had to conduct a product recall.




Sales and Marketing.

      Sales are made through approximately 60 dealers throughout the United States. The Company also has an international dealer network with one dealer in Canada, three in Europe, and three in Asia. These dealers are not exclusive to the Company and carry the boats of other companies including some which may be competitive with the Company's products. The territories served by any dealer are not exclusive to the dealer. However, the Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers.

      Following is a table of sales by geographic area for the last three fiscal years:

                           Fiscal '95    Fiscal '94    Fiscal '93

United States.............$38,220,232   $21,416,888   $23,855,054

Canada, Mexico, Central
     and South America....      -0-         187,458       163,886

Europe and
     the Middle East.....     309,165       635,866       415,889

Asia.....................     197,932         -0-       2,797,532

                           ----------    ----------    ----------
Total.................... $38,727,329   $22,240,212   $27,232,361
                           ==========    ==========    ==========


      The decline in sales to Asia is accounted for by one customer account in south Asia which ceased buying boats entirely in Fiscal 1994.

      The Company has a limited international advertising program and is seeking additional distribution for its products in foreign markets. In general, the Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales nor risk related to foreign currency fluctuations.

      No single dealer accounted for more than 10% of the Company's revenues in Fiscal 1995. The Company believes that the loss of any particular dealer would not have a materially adverse effect on sales.

      Field sales representatives call upon existing dealers and develop new dealers. The field sales force is headed by the Subsidiary's Vice President of Sales who is responsible for developing a full dealer organization for both sport boats, including sport cruisers, and sport fishing boats. The Company is seeking to establish separate sport boat and fishing boat dealers in most marketing areas due to the specialization of each type of boat and the different sales programs required.

      Although a sales order can be cancelled at any time, most boats are pre-sold to a dealer before entering the production line. The Company generally has been able to sell any boat for which the order has been cancelled to another dealer. To date, cancellations have not had any material effect on the Company. The Company normally does not manufacture boats for inventory.

      The Company's sales are somewhat seasonal. In an effort to minimize the carrying costs of their inventories, some dealers take delivery of boats during their April through July peak sales season. Therefore, the Company's sales generally begin to increase during the Spring to a peak during the Summer. Sales then begin to decline to their lowest levels during the Fall and Winter.

     The Company ships boats to its dealers on a cash on delivery basis. However, approximately one-half of the Company's shipments are made pursuant to commercial dealer "floor plan financing" programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory.

      When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat, net of shipping charges, directly to the Company. Generally, payment is made to the Company within five to fifteen business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line.

      For the 1996 model year (which commenced July 1, 1995), the Company has made arrangements to pay all interest charged by certain floor plan lenders for as long as six months. After six months, the free interest program ends and interest will be charged to the dealer at the rate set by the lender. The dealer will make curtailment payments (equity investments in the boats) as required by his particular commercial lender. Similar sales promotion programs were in effect during Fiscal 1995, 1994, and 1993.

      Each dealer's floor plan credit facilities are secured by the dealer's inventory, and, perhaps, other personal and real property. In connection with the dealers' floor plan arrangements, the Company (together with substantially all other major manufacturers) has agreed to repurchase any of its boats which a lender repossesses from a dealer and returns to the Company. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted (See also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

      The Company participates in floor plan arrangements with several major third-party lenders on behalf of its dealers, most of whom have financing arrangements with more than one lender.

      Except as described above or where it has a direct repurchase agreement with a dealer, the Company is under no material obligation to repurchase boats from its dealers. From time to time the Company will voluntarily repurchase a boat for the convenience of the dealer or for another dealer who needs a particular model not readily available from the factory.

      The marketing of boats to retail customers is primarily the responsibility of the dealer, whose efforts are supplemented by the Company through advertising in boating magazines and participation in regional, national, and international boat shows.

      Additionally, in order to further promote its products, for Fiscal 1990 and 1991 the Company developed a racing program. This entailed the construction of specially designed race boats which were entered in major national offshore boat races. As of August 30, 1991, Fountain race boats won 8 of 10 major races. The result of this record of victories by a major manufacturer is that the Company's products won a reputation for very fast and safe hull designs, durable construction, and mechanical reliability.

      The Company believes that the favorable publicity generated by its winning race boats has contributed significantly to its sales volume. Although the Company curtailed its racing program for Fiscal 1992 and sold all of its race boats, the fact that its racing program was so successful in Fiscal 1990 and Fiscal 1991 has, the Company believes, significantly benefited its sales volume in subsequent years. For Fiscal 1993, 1994, and 1995, the Company limited its participation in racing to partial support of customer owned and driven Fountain race boats. These Fountain race boats were, in general, very successful in the various racing circuits in which they competed.

      As part of the marketing program for its new line of sport fishing boats, the Company sponsored several outstanding sport fishermen in the Southern Kingfish Association's King Mackerel Tournaments. This competitive circuit is held throughout the Southeast. In Fiscal 1992, the Company's boats and sponsored fishermen dominated the tournaments by winning four of the top five spots. One Fountain fisherman, Clayton Kirby, was named "Angler of the Year" and finished in first place. Again, in Fiscal 1993, first place was taken by a Fountain fisherman. Fountain fishermen also won second place and 11 of the top 15 spots in Fiscal 1993.
In Fiscal 1994 and 1995, the Foutain fishing team also placed high in the final standings. The Southern Kingfish Association's tournaments are held weekly and attract from one hundred to one thousand entrants with prizes ranging up to $350,000. The winning participation by Fountain sport fishing boats has given them favorable exposure to serious sport fishermen, in particular with respect to the superior performance of Fountain's fishing boat line.



Sales Order Backlog.

      The sales order backlog as of the end of August, 1995 was for approximately 200 boats having an estimated sales value of $20,000,000. This compares to the sales order backlog as of the end of August, 1994 for 84 boats having an approximate sales value of $8,567,000 and to the backlog as of the end of August, 1993 for 100 boats having an approximate sales value of $8,145,000.



Product Warranty.

      The Company warrants the deck and hull of its boats against defects in material and workmanship for a period of three years. Engines included in the boats are warranted by the engine manufacturer. Warranty expenses of $397,517 were incurred in Fiscal 1995 and were charged-off against net income. A reserve for warranty expenses estimated to be incurred in future years has been recorded and amounted to $400,000 at June 30, 1995.



Competition.

      Competition within the power boat manufacturing industry is intense. While the high performance sports boat market comprises only a small segment of all boats manufactured, the higher prices commanded by these boats make it a significant market in terms of total dollars spent. The manufacturers that compete directly with the Company in its market segment include:

          Wellcraft Division of Genmar Industries, Inc.
          Formula, a division of Thunderbird Products Corporation
          Cigarette Racing Team, Inc.
          Baja Boats, Inc.
          Apache Boats, Inc.


      The  Company  believes that in its market  segment,  speed,
performance,  quality,  and  safety  are  the  main   competitive
factors,   with   styling   and  price  being   somewhat   lesser
considerations.





Employees.

      At August 20, 1995 the Company had 330 employees, of whom seven were executive and management personnel. Sixteen were engaged primarily in administrative positions including accounting, personnel, marketing and sales activities. Sixteen were employed in engineering, tooling, and design. The balance were engaged in manufacturing operations. None of the Company's employees are party to a collective bargaining agreement. The Company considers its employee relations to be satisfactory. The Company is an affirmative action, equal opportunity employer.





Item 2.  Properties.

     The Company's executive offices and manufacturing facilities are located on 62 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $6,003,799 at June 30, 1995.

      The  operating facility contains seven buildings  totalling
155,250  square  feet  located on fifteen acres.   The  buildings
consist of the following:

                    Approximate
                   Square Footage        Principal Use

Building  1..........   13,200    Executive offices, shipping
                                    and receiving, and paint shop.

Building 2..........   7,200      Final prep shop.

Building 3..........  63,800      Lamination, woodworking,
                                   upolstery, final assembly,
                                   inventory, and cafeteria.
Building 4..........  14,250      Metal fabrication shop.

Building 5..........  26,300      Tooling and research &
                                     development.

Building 6..........  18,500      Mold storage.

Building 7..........  12,000      Racing, service, and warranty.


Total............... 155,250
                    ========



     Site improvements include a boat ramp and docking facilities along a 600 foot canal leading to the Pamlico River. In addition, approximately 182,000 square feet of concrete paving surrounds the buildings and provides for employee parking. Thirty-five unimproved acres are owned and available for future expansion.



Item 3.  Legal Proceedings.

       The Company has been notified by the United States Environmental Protection Agency (the "EPA") and the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") that it has been identified as a potentially responsible party (a "PRP") and may incur, or may have incurred, liability for the remediation of ground water contamination at the Spectron/Galaxy Waste Disposal Site located in Elkton, Maryland (notice from the EPA dated June 7, 1989) and the Seaboard Disposal Site, located in

High Point, North Carolina, also referred to as the Jamestown, North Carolina site (notice from the EPA dated July 10, 1991), resulting from the disposal of hazardous substances at those sites by a third-party contractor of the Company. The Company has been informed that the EPA and NCDEHNR ultimately may identify a total of between 1,000 and 2,000, or more, PRP's with respect to each site. The amounts of the hazardous substances generated by the Company, which were disposed of at both sites, are believed to be minimal in relation to the total amount of hazardous substances disposed of by all PRP's at the sites. At present, the environmental conditions at the sites, to the Company's knowledge, have not been fully determined by the EPA and NCDEHNR, respectively, and the Company is not able to determine at this time the amount of any potential liability it may have in connection with remediation at either site. Without any acknowledgement or admission of liability, the Company has made payments of approximately $3,000 to date as a nonperforming cash-out participant in an EPA-supervised response and removal program at the Elkton, Maryland site, and in a NCDEHNR-supervised removal and preliminary assessment program at the Jamestown, North Carolina site. A cash-out proposal for the next phase of the project is expected to be forthcoming from the PRP Group for the Elkton, Maryland site within the near future. The Company's full cash-out amount is likely to be less than $10,000 for the Elkton, Maryland site, based upon an estimated 3,304 gallons of waste disposed of at that site by the Company. A cash-out proposal is expected to be forthcoming from the PRP Group for the Jamestown, North Carolina site by mid-1996, following completion of a remedial investigation and feasibility study. No estimate of the likely cash-out amount for the Company for the Jamestown, North Carolina site is available at present. Any such cash-out agreement will be subject to approval by EPA and NCDEHNR, respectively.

      In June, 1995, the Company settled an assessment from the North Carolina Department of Revenue (NCDR) for unpaid sales and use taxes for the period April 1, 1988 through May 31, 1991. The Company paid the NCDR $116,187 in full settlement of the recorded tax assessment, penalties, and interest amounting to $285,739. The difference between the amount of the tax liability recorded and the amount actually paid, or $169,552 was recorded in the Company's financial statements as other income.

      There were six product liability lawsuits brought against the Company at June 30, 1995. In the Company's opinion, these lawsuits are without merit. Therefore, these lawsuits are being defended vigorously. The Company carries sufficient product liability insurance to cover attorney's fees and any losses which may occur from these lawsuits over and above the insurance deductibles.

Item 4.  Submission of Matters to a Vote of Security Holders.

      At  a Special Meeting of the Shareholders held on June  21,
1995,  the  Shareholders voted to approve the 1995  Stock  Option
Plan.
The shareholders vote was as follows:

               FOR........................1,512,557

               AGAINST....................   48,125

               ABSTAIN....................    3,300


      The 1995 Stock Option Plan provided for the issuance of 300,000 common stock options to the Company's directors and key employees. Subsequently, on August 4, 1995, the Board of Directors voted unanimously to award the 300,000 stock options to Mr. R.M. Fountain, Jr., the Company's Chairman, President, Chief Exective Officer, and Chief Operating Officer. The exercise price of the 300,000 stock options awarded to Mr. Fountain is $7.00 per share, which was the closing market value on August 3, 1995. To date, none of the 300,000 stock options awarded to Mr. Fountain have been exercised by him. The expiration date of the options awarded to Mr. Fountain is August 4, 2005.

                              PART II


Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters.

      The Company's common stock, $.01 par value, was listed and began trading on the American Stock Exchange (under the symbol "FPI") on September 1, 1989. Prior to that time the Company's common stock was traded in the over-the-counter market and was quoted on the NASDAQ National Market System (under the symbol "FPBT").

     The following table contains certain historical high and low price information relating to the common stock for the past quarters indicated. Amounts shown reflect high and low sales prices of the common stock on the American Stock Exchange:


       Quarter Ended                High           Low

       September 30, 1993.....     $4.75         $4.00
       December 31, 1993......      3.75          3.25
       March 31, 1994.........      3.38          3.13
       June 30, 1994..........      2.88          2.38

       September 30, 1994.....      4.38          2.25
       December 31, 1994......      6.63          2.75
       March 31, 1995.........      7.25          5.25
       June 30, 1995..........      6.25          4.50


     The Company has not declared or paid any dividends since its inception. Any decision as to the future payment of dividends will depend on the Company's earnings, financial position, and such other factors as the Board of Directors deems relevant. The payment of dividends by the Company is restricted by the terms of its loan agreement with MetLife Capital Corporation which provides that, without the consent of the lender, and other than for reasonable operating costs, expenses and liabilities, the Company may not pay any dividends on its capital stock in excess of its net profits after taxes plus depreciation and less current maturities of long term debt (See Note 5 to the Company's Consolidated Financial Statements included herein). Also, a North Carolina corporation generally may not pay a dividend or make any other shareholder distribution if thereafter it would not be able to pay its debts as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities.

    The number of shareholders of record for the Company's common stock as of September 6, 1995 was 215.


Item 6.  Selected Financial Data.

                  Fountain Powerboat Industries, Inc. and Subsidiary

                             SELECTED FINANCIAL DATA

                         Fiscal Years 1991 through 1995

                                                                 YEAR ENDED JUNE 30,
    Operations Statement Data:       -------------------------------------------------------------------------
          (Period Ended)                  1995           1994           1993           1992           1991
- -----------------------------------  -------------  -------------  -------------  -------------  -------------
Sales.............................. $  38,727,329  $  22,240,212  $  27,232,360  $  27,783,378  $  18,661,900

Net income (loss)..................     2,047,876     (2,993,344)       146,433     (1,529,930)    (3,336,861)

Income (loss) per share............           .68          (1.00)           .04           (.66)         (1.50)

Weighted average shares outstanding     3,019,072      2,968,571      2,932,500      2,311,185      2,220,000



        Balance Sheet Data
          (At Period End)
- -----------------------------------

Current assets..................... $   6,185,727  $   5,635,619  $   5,011,591  $   6,607,386  $   6,260,223

Total assets.......................    16,334,757     16,266,787     16,211,026     17,957,207     17,675,139

Current liabilities................     6,081,298     14,976,570      5,920,743      8,878,176      9,460,801

Long-term debt.....................     7,049,049        133,683      6,440,403      5,377,084      5,767,773

Stockholders' equity (1)...........     3,204,410      1,156,534      3,849,880      3,701,947      2,446,565

- -----------------------------------

(1)  The Company has not paid any dividends since its inception.



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

      As described more fully below at "Business Environment", approximately half of the Company's shipments to dealers were financed through so-called "100% floor plan arrangements" with third-party lenders pursuant to which the Company may be required to repurchase boats repossessed by the lenders if the dealer defaults under his credit arrangements. The other half of shipments were C.O.D. or payment prior to shipment.

      Generally, the Company recognizes a sale when a boat is shipped to a customer, legal title and all other incidents of ownership have passed from the Company to the customer, and payment is received from the dealer's third-party commercial lender or from the customer. This is the method of sales recognition believed to be in use by most boat manufacturers.

     The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the boat has been completed and shipped to a customer, that title and all other incidents of ownership have passed to the customer, and that there is no direct commitment to repurchase the boat or to pay floor plan interest beyond the normal sales program terms.

      At June 30, 1992, the Company estimated the balances in deferred sales to be $1,062,887 and in deferred cost of sales to be $760,957. As of June 30, 1993, the Company estimated the balances in deferred sales to be $242,230 and in deferred cost of sales to be $191,229. The differences between the estimates for deferred sales and deferred cost of sales at June 28, 1992 and June 30, 1993 had the effect of increasing the gross margin on sales and net income after taxes for the year by $250,929 ($0.08 per share). The allowance for estimated losses to be incurred on boats repurchased was reduced by $50,000 to $250,000.

      The decrease in deferred sales from $1,062,887 at June 28, 1992 to $242,230 at June 30, 1993 was because of a decrease in the number of instances in which the Company made commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in its written sales program for the year and to a decrease in the number of direct repurchase agreements the Company had in effect with its dealers.

      At June 30, 1994, the Company estimated the balances in deferred sales to be $1,100,000 and in deferred cost of sales to be $850,000. The differences between the estimates for deferred sales and deferred cost of sales at June 30, 1993 and June 30, 1994 had the effect of decreasing the gross margin on sales and net income after taxes for the year by $198,999 ($.07 per share).

      At June 30, 1995, the Company estimated the balances in deferred sales to be $197,541 and in deferred cost of sales to be $183,393. The differences between the estimates for deferred sales and deferred cost of sales at June 30, 1994 and June 30, 1995 had the effect of increasing the gross margin on sales and net income after taxes for the year by $235,852 ($.08 per share).

      Additionally, the Company has a contingent liability to repurchase boats where it participates in the floor plan financing made available to its dealers by third-party finance companies. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company can be required to repurchase the boat. The Company had a contingent liability of approximately $7,700,000 at June 30, 1995, $8,400,000 at June 30,
1994,  and $6,300,000 at June 30, 1993 for the shipment of  boats which remained uncollected by the finance companies at those dates. The lesser contingent liability at June 30, 1995 is due to fewer boats being floor planned by dealers with finance companies. Of the foregoing contingent liability amounts, $197,541 and $1,100,000 are reflected as deferred sales in the accompanying consolidated balance sheets as of June 30, 1995 and June 30, 1994, respectively (See Note 9 to the Consolidated Financial Statements). Additionally, at June 30, 1995 the Company had recorded a $207,359 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years. At June 30, 1994, the amount of the reserve was $250,000, reflecting a larger number of boats floor planned by dealers with finance companies.




Business Environment.

      Sales for Fiscal 1995 were $38,727,329, a 74% increase from sales for Fiscal 1994. Sales for Fiscal 1995 excluded $197,541 of deferred sales as of June 30, 1995 but included $1,100,000 of deferred sales as of June 30, 1994. Improved sales volume for Fiscal 1995 was in line with a general improvement in the overall recreational boating industry. Also, the Company continued its highly effective advertising and marketing programs throughout Fiscal 1995.

     Sales for Fiscal 1994 were $22,240,212, an 18% decrease from sales for Fiscal 1993. Sales for Fiscal 1994 excluded $1,100,000 of deferred sales as of June 30, 1994 but included $242,230 of deferred sales as of June 30, 1993. In Fiscal 1994, no boats were sold to the U.S. Government. For the last five months of Fiscal 1994, the Company was unable to obtain the high performance engines it needed. The shortage of high performance engines seriously reduced the Company's sales volume over the last five months of the year. The engine supply problem was solved in July, 1994.

      Sales for Fiscal 1993 were $27,232,360. Fiscal 1993 sales excluded $242,230 of deferred sales as of June 30, 1993 but included $1,062,887 of deferred sales as of June 30, 1992. Sales for Fiscal 1993 included 27 boats sold to the U.S. Government amounting to $1,457,880.

      In Fiscal 1995, the Company continued to advertise and market aggressively. Management believes that the Company's advertising, marketing, racing, and tournament fishing programs, as well as, its reputation as the builder of the highest quality, best performing, and safest high performance boats in the industry, all contributed to increased sales for Fiscal 1995. Management also believes that the repeal effective January 1, 1993 of the federal luxury tax on boats sold for more than $100,000 has had and will have a very beneficial effect upon the Company's sales of large boats.

      Typically, each dealer's floor plan credit facilities are secured by the dealer's inventory, and, perhaps, other personal and real property. In connection with the dealers' floor plan arrangements, the Company (as well as substantially all other major manufacturers) has agreed in most instances to repurchase, under certain circumstances, any of its boats which a lender repossesses from a dealer and returns to the Company. In the event that a dealer defaults under a credit line, the lender may invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted.
     Except where there is a direct repurchase agreement with the customer, the Company is under no obligation to repurchase boats from its dealers, although it will on occasion voluntarily assist a dealer in selling a boat or repurchase a boat for the convenience of a dealer.

     Five boats were repurchased during Fiscal 1995 in connection with floor plan arrangements. No boats were repurchased in Fiscal 1994 in connection with floor plan arrangements. Twelve boats were repurchased in Fiscal 1993. At June 30, 1995, the Company had recorded a $207,359 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years.

Results of Operations.

      The net income for Fiscal 1995 was $2,047,876, or $.68  per share  outstanding.  This compares to a net loss for Fiscal  1994 of $2,993,344, or $1.00 per share. Net inome for Fiscal 1993 was $146,433, or $.04 per share.

      The improvement in earnings for Fiscal 1995 was the result of much greater sales volume. Sales were $38,727,329, up by 74% from the previous year. The mix of sales was heavily weighted with sales of the Company's larger, higher margin sport boats. Price increases and production efficiencies also contributed to increased earnings for the year.

     The loss for Fiscal 1994 is primarily attributable to lesser sales volume. Sales for Fiscal 1994 were $22,240,212, or down by 18% from Fiscal 1993 sales. The sales mix for Fiscal 1994 was unfavorable and overall sales volume through February, 1994 was less than anticipated. Fewer boats were sold and they were generally smaller and less profitable.

      Last year, in Fiscal 1994, at the Miami boat show in mid-February, the new "positive-lift" hull design was introduced.
This new hull design significantly increases speed, improves handling, and results in much better fuel economy. Subsequent to the introduction of this new design, the Company received many orders for large, profitable sport boats having the new "positive-lift" hull.

     As the Company's sales order volume improved, it began to greatly increase its level of purchases of high performance engines and other critical components. Unfortunately, the high perfomance engines and certain other critical components were not available on a timely basis. This caused serious and prolonged delays in the Company's boat production. Many costly inefficiencies were incurred in its manufacturing operations as a consequence of not having the necessary high performance engines and components on a timely basis. By July, 1994, most of these supply problems had been resolved. Most of the sales orders that were not completed in the fourth quarter of Fiscal 1994 because of delayed deliveries of critical components were completed in the first quarter of Fiscal 1995.

      The Company's gross profit margin as a percentage of sales increased to 20.07% from 7.79% for Fiscal 1994. The increase in the gross margin percentage was due to price increases and the sales mix of larger, higher margin sport boats. Greater sales volume and production efficiencies also contributed to an improved gross margin for Fiscal 1995.

      The Company's gross profit margin as a percentage of net sales decreased to 7.79% for Fiscal 1994 as compared to 16.74% for Fiscal 1993. The decline in gross margin for Fiscal 1994 was due to lesser sales volume, manufacturing inefficiencies caused by shortages of critical components, and an unfavorable sales mix of smaller, less profitable boats earlier in the year.

       Depreciation  expense  was  $1,628,867  for  Fiscal  1995,
$1,527,042  for  Fiscal  1994, and $1,407,180  for  Fiscal  1993.
Depreciation expense by asset category was as follows:



                              Fiscal       Fiscal       Fiscal
                               1995         1994         1993

     Land improvements......$   18,849   $   18,849   $   18,711
     Buildings..............   269,460      268,945      268,135
     Molds & plugs.......... 1,076,746    1,007,534      832,174
     Machinery & equipment..   216,089      171,053      208,416
     Furniture & fixtures...    12,094       17,838       29,206
     Transportation equip...    35,629       42,823       50,538
                              ----------   ----------  ----------
                           $ 1,628,867  $ 1,527,042  $ 1,407,180
                             ==========   ==========  ==========



      The $101,825 increase in depreciation expense for Fiscal 1995 is due to increased product molds being completed and put into service during the year and to purchases of additional machinery and equipment. The depreciation expense associated with product molds increased by $69,212 and with machinery and equipment by $43,095 in Fiscal 1995. The $119,862 increase in depreciation expense for Fiscal 1994 was due to additional product molds completed and put into service during the year.

      Following is a schedule of the net fixed asset additions during Fiscal 1995:

     Buildings......................................$   80,560
     Molds and plugs................................   767,102
     Machinery & equipment..........................   348,533
     Furniture & fixtures...........................     2,044
                                                     ----------
                                                    $1,198,239
                                                     ==========

     Selling expenses were $3,897,086 for Fiscal 1995, $2,854,476 for Fiscal 1994, and $2,909,935 for Fiscal 1993. The Company continued to promote its products primarily by magazine advertising in Fiscal 1995. Advertising expense was $977,787 for Fiscal 1995, $837,973 for Fiscal 1994, and $762,194 for Fiscal 1993. These advertising expenditures increased the Company's visibility in the recreational marine industry and promoted its boat sales. Management believes that advertising is necessary in order to maintain the Company's sales volume and dealer base.

      Additionally, in an effort to further promote its products, the Company continued its offshore racing and tournament fishing programs. These programs cost $576,741 in Fiscal 1995, $341,735 in Fiscal 1994, and $348,623 in Fiscal 1993. As previously noted, the Company curtailed its offshore racing program in Fiscal 1992 and sold its last remaining race boat, but continued a limited racing program and its tournament fishing program. The Company believes that its highly successful racing and tournament fishing programs for Fiscal 1995 and prior years will benefit future years as well.

     Selling expenses compared for the past three fiscal years were as follows:


                             Fiscal '95   Fiscal '94   Fiscal '93

     Offshore racing and
        tournament fishing...$  576,741   $  341,735   $  348,623
     Advertising.............   977,787      837,973      762,194
     Salaries & commissions..   752,206      363,610      541,689
     Boat shows.............    388,710      260,719      332,781
     Dealer incentives.......   938,563      740,722      682,933
     Other selling expenses..   263,079      309,717      241,715
                              ---------    ---------    ---------
                             $3,897,086   $2,854,476   $2,909,935
                              =========    =========    =========


      General and administrative expenses include the finance, accounting, legal, personnel, data processing, and administrative operating expenses of the Company. These expenses were
$1,415,637  for  Fiscal 1995, $1,433,449  for  Fiscal  1994,  and
$1,349,058 for Fiscal 1993. Most of the decrease for Fiscal 1995 over Fiscal 1994 was in legal fees.

      Interest expense was $989,359 for Fiscal 1995, $739,224 for Fiscal 1994, and $527,239 for Fiscal 1993. Most of the increase in interest expense for Fiscal 1994 is from interest paid to Mercury Marine prior to the refinancing of the indebtedness to Mercury in February, 1995. After the February refinancing of the Mercury debt the interest rate paid was less.

     During Fiscal 1995 some miscellaneous fixed assets were sold yielding a gain amounting to $23,015. No fixed assets were sold in Fiscal 1994. The net gain on the sale of fixed assets for Fiscal 1993 amounted to $112,189.

      Included in other income for Fiscal 1995 is the gain on the settlement of a state sales and use tax assessment amounting to
$169,552.   Also  included  in  other  income  are  $452,911   of
consulting fees paid by Mercury Marine for Mr. Fountain's services as a technical consultant to Mercury. These consulting fees amounted to $294,437 for Fiscal 1994 and to $237,520 for Fiscal 1993.




Liquidity and Financial Resources.

      Operations in Fiscal 1995 consumed $1,138,745 in cash. Net income plus depreciation expense provided cash amounting to
$3,676,743. However, relatively large amounts were needed to finance an increase in accounts receivable, a decrease in accounts payable, and a reduction in customer deposits. The ending cash balance was $490,807.

     For the prior fiscal year, operations provided $1,069,797 in cash. This combined with the beginning cash balance of $711,523 was sufficient to meet the Company's needs for the year. The ending cash balance was $675,711. For Fiscal 1993, operations provided $649,601 and the ending cash balance was $711,523.

      Investing  activities for Fiscal 1995 required  $1,164,239, including  expenditures for additional molds and plugs  amounting
to   $767,102  and  for  other  property,  plant,  and  equipment amounting to $431,137.

      For the prior fiscal year, investing activities required $1,013,400, including expenditures for additional molds and plugs amounting to $677,394 and for other property, plant, and equipment amounting to $336,006. For Fiscal 1993, investing activities required $1,102,203.

      Financing activities for Fiscal 1995 provided $2,118,080. Included in this amount is $2,600,000 of indebtedness to Mercury Marine which was converted from a short-term trade payable to a long-term note payable. Debt repayments to Mercury Marine, MetLife Capital Corporation, and others amounted to $928,632.

      For the prior fiscal year, financing activities used $92,209. Additional long-term debt, primarily from capitalized lease obligations, provided $169,838. A new line of credit with ITT Commercial Finance secured by engines provided an additional $152,287. The Company also cancelled $300,000 of indebtedness to a shareholder, Mr. R. M. Fountain, Jr., with the issuance of 86,572 additional common shares to Mr. Fountain and to Triangle Finance Ltd. Debt repayments amounted to $414,394. For Fiscal 1993, financing activities used $665,471.

      The net decrease in cash for Fiscal 1995 was $184,904. For Fiscal 1996, the Company anticipates that the $490,807 beginning cash balance and the amounts expected to be provided from Fiscal 1996 operations will be sufficient to meet the Company's liquidity needs for the year. Planned capital expenditures for Fiscal 1996 are $1,012,000.

      Effective December 31, 1993, the Company refinanced its indebtedness to MetLife Capital Corporation. A $2,000,000 revolving loan was incorporated into the long-term debt and the total amount was amortized over ten years with a call at the end of the fifth year. The interest rate on the debt was fixed at 8 1/2%. The new monthly payment amounts very closely approximate what the principal and interest payment amounts were prior to the refinancing. The indebtedness is secured by a first lien on all of the Company's assets, except engines manufactured by Mercury Marine. An additional $76,194 was borrowed in the transaction. The total amount of the debt to MetLife at December 31, 1993 was $6,683,200 after the refinancing. The indebtedness to MetLife was $6,466,253 at June 30, 1994 and $6,003,799 at June 30, 1995.

     The loan agreement with MetLife was amended January 1, 1995, to revise certain financial ratio requirements that the Company had previously not attained. After, the revision of the financial ratio requirements and at June 30, 1995, the Company was in compliance with all of the MetLife financial ratio requirements.

     By agreements dated February 24, 1995, but effective January 1, 1995, the Company refinanced its indebtedness to Mercury Marine. The new loan agreement provides for fixed monthly payments over a five year term, for additional quarterly payments based upon the volume of engine purchases from Mercury, and for annual payments commencing on August 25, 1995, equal to 5% of the net income before interest, taxes, and depreciation expense for the fiscal year ending immediately prior to the payment date.
The interest rate on this indebtedness is fixed at 8 1/2%. However, in the restucture of its loan agreement with MetLife described in the preceding paragraph, the Company agreed not to make this annual payment if it were not in compliance with, or such payment would cause it to violate, the MetLife financial ratio covenants. All amounts not previously repaid are due and payable on December 1, 1999. If the Company has met its payment obligations in a timely manner and reduces the principal amount of the debt to $800,000 by December 1, 1997, the last $800,000 of the loan shall be forgiven by Mercury. The debt is secured by a subordinated lien on the Company's assets, a pledge by Mr. Fountain of substantially all of his shares of the Company's common stock, and by a personal guarantee from Mr. Fountain for the amount of the indebtedness not to exceed $1,000,000.

      In June of 1994, the Company arranged for a line of credit from Deutsche Financial Services for engine purchases. At June 30, 1994 the amount owed to Deutsche was $152,287 and at June 30, 1995 the amount owed was $534,185. The maximum amount of the line of credit from Deutsche is $750,000. The debt is secured by a first lien on all engine inventory and by a $200,000 irrevocable letter of credit.




Effects of Inflation.

     The Company has not been materially affected by the moderate inflation of recent years. Since most of the Company's plant and equipment are relatively new, expenditures for replacements are not expected to be a factor in the near-term future.

      When raw material costs increase because of inflation, the Company attempts to minimize the effect of these increases by using alternative, less costly materials, or by finding less costly sources for the materials it uses. When the foregoing measures are not possible, its selling prices are increased to recover the cost increases.

      The Company's products are targeted at that segment of the power boat market where retail purchasers are generally less significantly affected by price or other economic conditions. Consequently, management believes that the impact of inflation on sales and the results of operations will not be material.

Item  8.  Financial Statements and Supplementary Data.





                             INDEX



                                                         Page No.


     Independent Auditors' Report........................    29


     Consolidated Balance Sheets -
        June 30, 1995 and 1994...........................    30


     Consolidated Statements of Operations -
        Years Ended June 30, 1995, 1994, and 1993........    31


     Consolidated Statements of Stockholders' Equity -
        Years Ended June 30, 1995, 1994, 1993............    32


     Consolidated Statements of Cash Flows -
        Years Ended June 30, 1995, 1994, 1993............  33-34


     Notes to Consolidated Financial Statements..........  35-51

                PETERSON, SILER & STEVENSON, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS
                       430 East 400 South
                   Salt Lake City, Utah  84111







To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina



We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 1995 and 1994, and the results of their operations and their cash flows for the years ended June 30, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.





/s/   PETERSON, SILER & STEVENSON, P.C.

August 4, 1995


                            -29-

                 FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                          June 30, 1995 and June 30, 1994
     ASSETS                                                   1995           1994
                                                           -----------    -----------
CURRENT ASSETS:
   Cash................................................ $     490,807    $   675,711
   Accounts receivable, less allowance for doubtful
      accounts at $30,000 (Note 4).....................     1,898,854        412,379
   Inventories (Notes 1, 2, and 4).....................     3,407,726      3,496,950
   Deferred cost of sales (Note 1).....................       183,393        850,000
   Prepaid expenses....................................       204,947        200,579
                                                           -----------    -----------
          Total current assets......................... $   6,185,727    $ 5,635,619
                                                           -----------    -----------
PROPERTY, PLANT, AND EQUIPMENT, NET (Notes 3 and 5).... $   9,990,082    $10,477,725
                                                           -----------    -----------
OTHER ASSETS........................................... $     158,948    $   153,443
                                                           -----------    -----------
                                                        $  16,334,757    $16,266,787
                                                           ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable (Note 4).............................. $     534,185    $   152,287
   Current maturities of long-term debt (Note 5).......     1,371,554      6,550,738
   Accounts payable....................................     1,800,592      4,930,149
   Accounts payable - related parties (Note 11)........         4,769         12,800
   Accrued expenses....................................     1,109,848        805,771
   Accrued income taxes................................        42,641              0
   Customer deposits...................................       412,809        859,825
   Allowance for boat repurchases (Note 9).............       207,359        250,000
   Warranty reserve....................................       400,000        315,000
   Deferred sales (Note 1).............................       197,541      1,100,000
                                                           -----------    -----------
          Total current liabilities.................... $   6,081,298    $14,976,570
                                                           -----------    -----------
LONG-TERM DEBT, less current maturities (Note 5)....... $   7,049,049    $   133,683
                                                           -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 6):
   Common stock, par value $.01 per share,
      authorized 200,000,000 shares;
      issued 3,029,072 shares.......................... $      30,291    $    30,291
   Additional paid-in capital..........................     9,297,450      9,297,450
   Accumulated deficit.................................    (6,012,583)    (8,060,459)
                                                           -----------    -----------
                                                        $   3,315,158    $ 1,267,282
Less treasury stock, at cost, 10,000 shares............      (110,748)      (110,748)
                                                           -----------    -----------
                                                        $   3,204,410    $ 1,156,534
                                                           -----------    -----------
                                                        $  16,334,757    $16,266,787
                                                           ===========    ===========

See Notes to Consolidated Financial Statements.
                               -30-

                  FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended
                                            -----------------------------------------
                                             June 30,       June 30,       June 30,
                                               1995           1994           1993
                                            -----------    -----------    -----------
Net sales................................. $38,727,329    $22,240,212    $27,232,360

Cost of sales.............................  30,953,992     20,507,755     22,674,944
                                            -----------    -----------    -----------
Gross margin.............................. $ 7,773,337    $ 1,732,457    $ 4,557,416
                                            -----------    -----------    -----------

Selling expense........................... $ 3,897,086    $ 2,831,924    $ 2,891,064
Selling expense - related parties (Note 11)          0         22,552         18,871
General & administrative expense..........   1,297,173      1,324,901      1,290,943
General & admin. - related parties (Note 11)   118,464        108,548         58,115
                                            -----------    -----------    -----------
                                           $ 5,312,723    $ 4,287,925    $ 4,258,993
                                            -----------    -----------    -----------

Operating income (loss)................... $ 2,460,614    $(2,555,468)   $   298,423
                                            -----------    -----------    -----------

Non-operating (income) / expense:
     Other income ........................ $  (642,277)   $  (301,348)   $  (263,060)
     Interest expense.....................     989,359        721,224        505,185
     Interest expense -
         related parties (Note 11)........           0         18,000         22,054
     (Gain) loss on disposal of assets
         (Note 3).........................      23,015              0       (112,189)
                                            -----------    -----------    -----------
                                           $   370,097    $   437,876    $   151,990
                                            -----------    -----------    -----------

Income (loss) before income taxes......... $ 2,090,517    $(2,993,344)   $   146,433

Current tax expense (benefit) (Note 7)....      42,641              0              0

Deferred tax expense (benefit) (Note 7)...           0              0              0

                                            -----------    -----------    -----------
Net income (loss)......................... $ 2,047,876    $(2,993,344)   $   146,433
                                            ===========    ===========    ===========


Earnings (loss) per share (Note 6)........ $       .68    $     (1.00)   $       .04
                                            ===========    ===========    ===========

Weighted average shares outstanding (Note 6) 3,019,072      2,968,571      2,932,500
                                            ===========    ===========    ===========

See Notes to Consolidated Financial Statements.
                                   -31-

                                FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   Years Ended June 30, 1995, 1994, and, 1993
                                                                                                         Total
                                    Common Stock       Additional                   Treasury Stock       Stock-
                                ---------------------    Paid-in    Accumulated   -------------------    holders'
                                  Shares      Amount     Capital      deficit     Shares     Amount      Equity
                                -----------  --------  -----------  ------------  --------  ---------  -----------
Balance, June 30, 1992........   2,942,500  $ 29,425  $ 8,996,816  $ (5,213,546)   10,000  $ 110,748  $ 3,701,947

Refund of stock issuance costs           0         0        1,500             0         0          0        1,500

Net profit for the year ended
   June 30, 1993..............           0         0            0       146,433         0          0      146,433

Other adjustments.............           0         0            0             0         0          0            0

                                -----------  --------  -----------  ------------  --------  ---------  -----------
Balance, June 30, 1993........   2,942,500  $ 29,425  $ 8,998,316  $ (5,067,113)   10,000  $ 110,748  $ 3,849,880

Additional common stock shares
   issued January 31, 1994, net
      of costs of issuance....      86,572       866      299,134             0         0          0      300,000

Net loss for the year ended
   June 30, 1994..............           0         0            0    (2,993,344)        0          0   (2,993,344)

Other adjustments.............           0         0            0            (2)        0          0           (2)

                                -----------  --------  -----------  ------------  --------  ---------  -----------
Balance, June 30, 1994........   3,029,072  $ 30,291  $ 9,297,450  $ (8,060,459)   10,000  $ 110,748  $ 1,156,534

Net profit for the year ended
   June 30, 1995..............           0         0            0     2,047,876         0          0    2,047,876

                                -----------  --------  -----------  ------------  --------  ---------  -----------
Balance, June 30, 1995........   3,029,072  $ 30,291  $ 9,297,450  $ (6,012,583)   10,000  $ 110,748  $ 3,204,410
                                ===========  ========  ===========  ============  ========  =========  ===========

See Notes to Consolidated Financial Statements.
                                -32-














                 FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year Ended
                                            -----------------------------------------
                                             June 30,       June 30,       June 30,
                                               1995           1994           1993
                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)...................... $ 2,047,876    $(2,993,344)   $   146,433
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
        Depreciation expense..............   1,628,867      1,527,042      1,407,180
        (Gain) loss on disposal of
           property, plant, and equipment       23,015              0       (111,330)
        Non-cash expenses.................           0              0              0
        Change in assets and liabilities:
           Accounts receivable............  (1,486,475)     1,134,853       (411,749)
           Inventories....................      89,224     (1,245,651)       544,268
           Prepaid expenses...............      (4,369)       109,729       (224,525)
           Other assets...................      (5,505)        54,625        (43,261)
           Accounts payable...............  (3,129,557)     1,553,863       (323,688)
           Accounts payable -
               related parties............      (8,031)        12,800              0
           Accrued expenses...............     304,078         79,945       (192,484)
           Accrued expenses -
               related parties............           0        (15,673)        15,673
           Accrued income taxes...........      42,641              0              0
           Customer deposits..............    (447,016)       587,609        144,013
           Allowance for boat returns.....     (42,641)             0        (50,000)
           Warranty reserve...............      85,000         65,000              0
           Deferred sales net of deferred
              cost of sales...............    (235,852)       198,999       (250,929)
                                            -----------    -----------    -----------
           Net cash provided by (used in)
              operating activities........ $(1,138,745)   $ 1,069,797    $   649,601
                                            -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property,
      plant, and equipment................ $    34,000    $         0    $   475,231
   Investment in additional molds and
      related plugs.......................    (767,102)      (677,394)    (1,251,214)
   Purchases of other property, plant,
      and equipment.......................    (431,137)      (336,006)      (326,220)
                                            -----------    -----------    -----------
           Net cash (used in) investing
              activities.................. $(1,164,239)   $(1,013,400)   $(1,102,203)
                                            -----------    -----------    -----------

                                -33-



                  FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                                           Year Ended
                                            -----------------------------------------
                                             June 30,       June 30,       June 30,
                                               1995           1994           1993
                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on
      engine floor plan agreement......... $   390,136    $   152,287    $         0
   Net borrowings (repayments) on
      advance from shareholder............           0       (100,000)       300,000
   Proceeds from issuance of
      additional common stock.............           0        100,000              0
   Costs of issuance of
      additional common stock.............           0              0          1,500
   Proceeds from issuance of
      long-term debt......................   2,656,576        169,898              0
   Repayment of long-term debt............    (928,632)      (414,394)      (966,971)
                                            -----------    -----------    -----------
      Net cash provided by (used in)
          financing activities............ $ 2,118,080    $   (92,209)   $  (665,471)
                                            -----------    -----------    -----------

Net increase (decrease) in cash........... $  (184,904)   $   (35,812)   $(1,118,073)


Beginning cash balance....................     675,711        711,523      1,829,596
                                            -----------    -----------    -----------

Ending cash balance....................... $   490,807    $   675,711    $   711,523
                                            ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash payments (receipts) for:

         Interest - unrelated parties..... $   989,359    $   730,510    $   545,805
                  - related parties.......           0         18,000         22,054
                  - capitalized...........           0         (9,286)       (40,620)
                                            -----------    -----------    -----------
                                           $   989,359    $   739,224    $   527,239
                                            ===========    ===========    ===========

         Income taxes..................... $         0    $         0    $         0
                                            ===========    ===========    ===========

Non-cash transactions:
     On January 31, 1994, the Company issued 57,715 shares of common stock valued at
     $200,000 as payment on an advance from a shareholder (Notes 6 & 11).


See Notes to Consolidated Financial Statements.
                                -34-



                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note  1.  Nature of the Business and Significant Accounting Policies.

          Nature of the Business:

                The Company manufactures high-performance deep water sport boats which it sells to dealers. Its offices and plant are located in Washington, North Carolina and it has been in business since 1979. The Company employs approximately 330 people and is an equal opportunity, affirmative action employer. For Fiscal 1995 one dealer accounted for 9.8% of sales and four other dealers each accounted for more than 5% of sales. For Fiscal 1994 one dealer accounted for 9% of sales.

                A summary of the Company's significant accounting policies follows:


          Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fountain Powerboats, Inc. together with its three subsidiaries, as follows:

                               Fountain Aviation, Inc.
                               Fountain Sportswear, Inc.
                               Fountain Trucking, Inc.

                All significant intercompany accounts and transactions have been eliminated in consolidation. Fountain Aviation, Inc. was not active after April, 1995.


          Fiscal year:

                The Company's fiscal year-end is June 30th, which is its natural business year-end.


          Revenue recognition:

                Income from the sale of boats is recognized at the time of shipment when title and all other incidents of ownership transfer to a dealer or other customer. If not all of the criteria for recording a sale are met, then the recognition of the sale and the related cost of the sale are deferred until such time as all of the criteria are, in fact, met. At fiscal year-end June 30, 1992, the Company deferred the recognition of revenues amounting to $1,062,887 (recorded as a balance sheet liability) and the related cost of sales amounting to $760,957 (recorded as a balance sheet asset). Recognition of these

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




          Revenue Recognition (Continued).

          revenues was deferred because the boat sales did not meet  all  of
          the             criteria for recognition as sales.   At  June  30,
          1993, the Company estimated the balances in deferred sales to be $242,230 and in deferred cost of sales to be $ 191,119. The differences between the estimates for deferred sales and deferred cost of sales at June 30, 1992 and June 30, 1993 had the effect of increasing the gross margin on sales and net income after taxes for Fiscal 1993 by $250,929 ($.08 per share). At June 30, 1994, the Company estimated the balances in deferred sales to be $1,100,000 and in deferred cost of sales to be $850,000. The differences between the estimates for deferred sales and deferred cost of sales at June 30, 1993 and June 30, 1994 had the effect of decreasing the gross margin on sales and net income after taxes for Fiscal 1994 by $198,999 ($.07 per share). At June 30, 1995, the Company estimated the balances in deferred sales to be $197,541 and in deferred cost of sales to be $183,393. The differences between the estimates for deferred sales and deferred cost of sales at June 30, 1994 and June 30, 1995 had the effect of increasing the gross margin on sales and net income after taxes for Fiscal 1995 by $235,852 ($.08 per share).


          Cash and Cash Equivalents:

                For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The Company had $390,807 and $575,711 in excess of federally insured amounts in its bank accounts at June 30, 1995 and 1994, respectively.


          Inventories:

                Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.


          Property, Plant, and Equipment and Depreciation:

                 Property, plant, and equipment is carried at cost. Depreciation on property, plant, and equipment is calculated using the straight-line method and is based upon the estimated useful lives of the assets.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




          Allowance for Boat Repurchases:

                The Company provides an allowance for boats financed by dealers under floor plan finance arrangements that may be repurchased from finance companies under certain circumstances where the Company has a repurchase agreement with the lender. The allowance provides for all reasonably anticipated future losses to be incurred on boat repurchases including the cost of bringing repurchased boats to saleable condition (see also Note 9).


          Warranties:

                The Company warrants the entire deck and hull, including its supporting bulkhead and stringer system, against defects in materials and workmanship for a period of three years. The Company has accrued a reserve for these anticipated future warranty costs.


          Income Taxes:

                Effective for the year ended June 30, 1994, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." There was no cumulative effect for the change in accounting principle (see Note 7).


          Earnings (Loss) Per Share:

                Earnings (loss) per share amounts are based on the weighted average number of shares and share equivalents outstanding during the periods. The per share amounts are computed based upon the number of shares outstanding after the February 4, 1994 one-for-two reverse stock split. After the one-for-two reverse stock split the weighted average shares outstanding were 3,019,072 for 1995, 2,968,571 for 1994, and 2,932,500 for 1993.


          Restatement:

                The financial statements have been restated for all periods presented to reflect a one-for-two reverse stock split effected February 4, 1994 (see Note 6).

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note  2.  Inventories.

          Inventories consist of the following:
                                                      June 30,    June 30,
                                                        1995        1994
                                                     ----------  ----------
          Parts and supplies.........................$2,707,702  $1,607,872
          Work-in-process............................   704,354   1,432,233
          Trailers...................................    37,158      28,570
          Finished goods.............................    48,512     478,275
                                                     ----------  ----------
                                                     $3,497,726  $3,546,950
          Reserve for obsolescence...................   (90,000)    (50,000)
                                                     ----------  ----------
                                                     $3,407,726  $3,496,950
                                                     ==========  ==========




Note  3.  Property, Plant, and Equipment.

          Property, plant, and equipment consists of the following:


                                          Estimated
                                             Useful
                                             Lives    June 30,     June 30,
                                           in Years     1994         1994
                                           -------- -----------  ----------
          Land and related improvements..... 10-30  $   986,116  $   986,116
          Buildings and related improvements 10-30    5,943,918    5,863,358
          Construction-in-progress..........  N/A         7,466        9,763
          Production molds and related plugs   8      9,095,973    8,328,871
          Machinery and equipment...........  3-5     2,467,986    2,149,276
          Furniture and fixtures............   5        458,650      481,501
          Transportation equipment..........   5        239,634      239,634
                                                    -----------  -----------
                                                    $19,199,743  $18,058,519

          Accumulated depreciation..................  9,209,661    7,580,794
                                                    -----------  -----------
                                                    $ 9,990,082  $10,477,725
                                                    ===========  ===========

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




          Property, Plant, and Equipment (Continued).

                Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor. Production molds not yet put into service amounted to $7,466 at June 30, 1995 and $9,763 at June 30, 1994.

          Effective July 1, 1992, the Company changed its estimate of the useful lives of its production molds from 5 years to 8 years. This had the effect of reducing the depreciation expense associated with the Company's investment in molds by approximately $500,000 for Fiscal 1993.

                As part of the acquisition cost of property, plant, and equipment, interest expense was capitalized amounting to $9,286 for Fiscal 1994 and $40,620 for Fiscal 1993. No interest was capitalized for Fiscal 1995.

               During Fiscal 1995, the Company sold or otherwise disposed of fixed assets and incurred losses upon the disposals amounting to $23,015. During Fiscal 1994, the Company did not sell or otherwise dispose of any of its fixed assets. During Fiscal 1993, the Company sold its airplane and a deep-water testing facility located at Morehead, North Carolina to Mr. Fountain (See Note 11). The sales of these two assets resulted in a gain to the Company amounting to $117,126 which was included in other income.





Note  4.  Accounts and Notes Payable.

                Pursuant to an agreement dated March 22, 1991, among the Company, Mr. Reginald M. Fountain, Jr., and the Mercury Marine Division of the Brunswick Corporation, Mercury Marine established a purchasing line of credit for the Company which is secured by a subordinated lien on the Company's assets and a pledge by Mr.
          Fountain of substantially all of his shares of the Company's common stock. At June 30, 1994, the purchasing line of credit from Mercury Marine was temporarily increased from $2,000,000 to a maximum of $2,900,000.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






          Accounts and Notes Payable (Continued).

                Of  this  amount, $2,847,516 was utilized at June 30,  1994.
          The agreement expired on June 30, 1994 and was extended until February 24, 1995. A new agreement was entered into on February 24, 1995, and took effect on January 1, 1995. The new agreement requires the Company to use Mercury engines and accessories exclusively until the earliest of December 1, 1999, or until 12,000 engines have been purchased, or until the Company's indebtedness to Mercury is paid in full. Also, as part of the agreement, Mercury pays the Company for certain consulting services provided by Mr. Fountain and for appropriate endorsements for Mercury's products at the rate of 5.5% of products purchased until June 30, 1996 and at the rate of 2.0% until the end of the consulting agreement on June 30, 1997. The new loan agreement provides for fixed monthly payments over a five year term, for additional quarterly payments based upon the volume of engine purchases from Mercury, and for annual payments commencing on August 25, 1995, amounting to five percent of net income before interest, taxes, and depreciation expense for the fiscal year ending immediately prior to the payment date. The interest rate on this indebtedness is fixed at 8 1/2%. However, in the restructure of its loan agreement with MetLife described below, the Company agreed not to make this annual payment if it were not in compliance with, or such payment would cause it to violate, the MetLife financial ratio requirements. All amounts not previously repaid are due and payable on December 1, 1999. If the Company has met its payment obligations in a timely manner and reduces the principal amount of the debt to $800,000 by December 1, 1997, then the last $800,000 of the loan shall be forgiven by Mercury. The debt is secured in the same manner as the previously established purchasing line of credit, and, additionally, Mr. R.M. Fountain, Jr. has personally guaranteed it up to a maximum of $1,000,000.

                At June 30, 1994, the Company had a note amounting to $152,287 payable to ITT Commercial Finance (now Deutsche Financial Services) for engine purchases financed by Deutsche. At June 30, 1995 the amount of this note was $534,185.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note  5.  Long-term Debt and Pledged Assets.

                Effective December 31, 1993, the Company refinanced its indebtedness to MetLife Capital Corporation. The $2,000,000 short-term revolving loan was incorporated into the long-term debt and the total amount was amortized over ten years with a call at the end of the fifth year. The interest rate on the debt was fixed at 8 1/2%. The new monthly payment amounts very closely approximated what the principal and interest payment amounts were prior to the
          refinancing.    An   additional  $76,194  was  borrowed   in   the
          transaction. The total amount of the debt to MetLife at December 31, 1993 was $6,683,200 after the refinancing.

                The indebtedness to MetLife was $6,003,799 at June 30, 1995, $6,466,253 at June 30, 1994, and $6,824,099 at June 30, 1993. The
          indebtedness to MetLife is secured by a first deed of trust on all real property owned by the Company, a first lien security interest in all machinery, equipment, furniture, and fixtures, and by the assignment of a $1,000,000 life insurance policy.

               The loan agreement with MetLife provides, among other things, that the Company may not:

              1.   Pay  dividends in excess of net  income  plus
                 depreciation expense less the current maturities of long-term debt.

              2.   Purchase fixed assets during any year costing
                  more than $500,000 (excluding production molds).

              3.   Dispose  of any assets outside  the  ordinary
                   course  of business  in  excess  of  $20,000   per
                   transaction, or $200,000  annually.

              4.  Guarantee, assume, or endorse the obligation of
                  any person, firm,  or  corporation  in   excess   of
                  $1,000,000.


               The loan agreement was amended effective December 31, 1994 to require the Company to attain the following financial ratios as of the fiscal year-end June 30, 1995:

               1.   Minimum  stockholders'  equity  of  at  least
                    $3,000,000.

               2.  Current ratio of not less than 1.0 to 1.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               Long-Term Debt and Pledged Assets (Continued).

                   3.  Maximum debt to net worth ratio of 5.0 to 1.

                   4.   Minimum debt and capital expenditure  service
                      coverage (net income plus depreciation divided by the current portion of the long-term debt plus capital expenditures) of at least 1.25 times.

                   5.   Minimum  interest and rent  service  coverage
                      (earnings before interest and taxes plus rent expense divided by interest expense plus rent expense) of at least 2.00 times.


                The Company was in compliance with all of the foregoing financial ratio requirements as of June 30, 1995. For Fiscal 1994 and 1993, the Company received waivers of the financial ratio requirements from MetLife. The Company has been current on all of its scheduled payments of both principal and interest to MetLife.

                The  Company has various other long-term contracts  payable, which for the most part are capital lease obligations for periods ranging from three to five years. These obligations have imputed interest rates ranging from 5% to 14% and amounted to $216,038 at June 30, 1995 and and $218,168 at June 30, 1994. These other obligations are secured by the leased assets, which consist of specific vehicles, machines, and items of equipment.

                The current portion of long-term debt was $1,371,554 at June 30, 1995 and $6,550,738 at June 30, 1994. The estimated aggregate maturities required on long-term debt at June 30, 1995 are as follows:



                   Fiscal 1996...................$ 1,371,554
                     "    1997...................  1,488,697
                     "    1998...................  1,152,769
                     "    1999...................  4,407,583
                     "    2000...................      -0-
                   Later years...................      -0-
                                                  ----------
                                                 $ 8,420,603
                                                  ==========

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note  6.  Common Stock, Options, and Treasury Stock.

                The Company issued no additional common shares during Fiscal 1995. In Fiscal 1994, the Company's Board of Directors authorized the issuance of 86,572 additional common shares to Mr. Reginald M. Fountain, Jr., the Company's Chairman, President, Chief Executive Officer, and Chief Operating Officer in consideration for the cancellation of a $300,000 debt to Mr. Fountain. He had loaned the Company $300,000 in November, 1992 on an unsecured basis to supplement its working capital. The additional shares were issued at a price of $3.50 per share to Mr. Fountain and to Triangle Finance Ltd., a client of Eurocapital, Inc. Mr. Federico Pignatelli is the U.S. representative of Eurocapital, Inc. and also is a director of the Company. Mr. Fountain cancelled two-thirds of the total amount of the debt ($202,000, including $200,000 principal and $2,000 of accrued interest) for 57,715 common shares. Triangle Finance Ltd. repaid one-third of the total amount of the debt ($101,000, including $100,000 principal and $1,000 of accrued interest for 28,857 common shares. The Board of Directors determined that the price of $3.50 per share was fair to the Company after consideration of such factors as the common stock's book value, its then current market price, and previous private placements.

                Effective February 4, 1994, the Company amended its Articles of Incorporation and effectuated a one-for-two reverse stock split of its common stock. The total number of authorized shares was not changed, but remained at 200,000,000 and the par value per share remained at $.01. The earnings per share computations in the accompanying consolidated statements of operations reflect the reverse split for all periods presented. Elsewhere in the accompanying consolidated financial statements and notes thereto, the per share amounts and number of shares amounts are also based upon the number of shares after the one-for-two reverse stock split. Following the reverse split, the weighted average shares outstanding were 3,019,072 for Fiscal 1995, 2,968,571 for Fiscal 1994, and 2,932,500 for Fiscal 1993.

                Under the terms of the Company's 1986 stock option plan, options may be granted to purchase up to 200,000 shares of the Company's common stock at a price of no less than 100% of the fair market value on the date of grant as determined by the Board of Directors. Options may be exercised for a ten-year period from the date of grant. During Fiscal 1995, options to purchase 20,000 shares were granted to each of two key employees. No options have been exercised.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




          Common Stock, Options, and Treasury Stock (Continued).

                The following table summarizes the activity relating to the Company's 1986 stock option plan:


                                  Price  Range     1995     1994      1993
                                  -------------  -------  -------  --------
               Options outstanding,
            beginning of the year $7.90-$13.94    16,250   17,500   21,250

          Granted.................$5.38-$ 5.50    40,000     -0-      -0-

          Cancelled.............. $7.90-$ 8.30     3,750    1,250    3,750
                                                  ------   -------  -------
          Options outstanding,
            end of the year...... $5.38-$13.94    52,500   16,250   17,500
                                                  ======   ======   ======
          Options exercisable,
            end of the year....................   52,500   16,250   17,500
                                                  ======   ======   ======
          Remaining options available
            under the plan.....................  147,500  183,750  182,500
                                                 =======  =======  =======


                The 1986 stock option plan terminates on December 5, 1996, and, accordingly, no additional options may be granted under the 1986 plan after that date.

                On June 21, 1995, a special meeting of the shareholders was held to vote upon the adoption of the 1995 stock option plan. The new plan as adopted by the shareholders allowed up to 300,000 common stock options to be granted by the Board of Directors to employees or directors of the Company on either a qualified or non-
          qualified  basis.   Subsequently, on August  4,  1995,  the  Board
          unanimously voted to grant the entire 300,000 stock options authorized under the 1995 stock option plan to Mr. Reginald M.
          Fountain,  Jr. at $7.00 per share on a non-qualified basis.   None
          of the options granted to Mr. Fountain under the 1995 stock option plan have been exercised.

                Effective March 23, 1995, the Board of Directors authorized the issuance of 20,000 shares stock options to each of the Company's four outside directors at $5.375 per share on a non-qualified basis. Since the 80,000 total stock options authorized represented less than five percent of the Company's outstanding common stock, no shareholder or regulatory approval was required for the issuance of these options.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               Common Stock, Options, and Treasury Stock (Continued).

                The Company's subsidiary, Fountain Powerboats, Inc., owns 10,000 shares of its common stock. This common stock is accounted for as treasury stock at its acquisition cost of $110,748 ($11.07 per share) in these financial statements.




Note  7.  Income Taxes.

                 The Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (FASB 109) during Fiscal 1994. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The financial statements for years prior to 1994 have not been restated and there was no cumulative effect for the change in accounting principle.

                At June 30, 1995 and 1994, the totals of all deferred tax assets were $3,509,457 and $4,280,235. The totals of all deferred tax liabilities were $911,479 and $884,606. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established valuation allowances of $2,597,978 and $3,395,629 as of June 30, 1995 and 1994,
          respectively, which have been offset against the deferred tax assets. The net decrease in the valuation allowance during the year ended June 30, 1995, was $797,651.

                The Company has available at June 30, 1995, unused operating loss carryforwards of approximately $6,820,000, which may be applied against future taxable income and which expire in various years through 2009.

                 The  components  of  income  tax  expense  from  continuing operations for the years ended June 30, 1995, 1994, and 1993 consist of the following:

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




          Income Taxes (Continued).

                                            1995       1994       1993
          Current income tax expense:
            Federal.....................$   41,431  $    -0-   $    -0-
            State.......................     1,210       -0-        -0-
                                         ---------- ---------- ----------
            Net current tax expense.....$   42,641  $    -0-   $    -0-
                                         ========== ========== ==========

               The Company incurred current tax expense amounting to $42,641 as a result of the alternative minimum income tax.


          Deferred tax expense (benefit) resulted from:

                                                      June 30,
                                            1995         1994        1993
          Excess of tax over financial
            accounting depreciation...$    67,663  $   281,789  $     -0-
          Warranty reserves...........    (35,700)     (27,300)       -0-
          Accrued vacations...........     (5,137)      (1,830)       -0-
          Dealer incentive interest
            reserves..................      7,258         (145)       -0-
          Bad debt reserves...........      1,260       (8,725)       -0-
          Deferred sales and cost, net     99,058      (83,580)       -0-
          Excess contributions
            carryforwards.............      1,298         (766)       -0-
          Inventory adjustment-Sec.263A   (16,648)     (30,176)       -0-
          (Increase) decrease in
            NOL carryforwards.........    805,215   (1,366,704)     51,709
          Increase (decrease) in
            valuation allowance.......   (797,651)   1,237,437     (51,709)
          Allowance for obsolete
            inventory.................    (16,800)        -0-         -0-
          Alternative minimum tax
            credits...................    (41,431)        -0-         -0-
          Investment tax credits......    (86,294)        -0-         -0-
          Allowance for boat repurchases   17,909         -0-         -0-
                                       -----------  -----------  ----------
          Net deferred tax expense....$      -0-   $      -0-   $     -0-
                                       ===========  ===========  ==========


                Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               Income Taxes (Continued).

                A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                     June 30,
                                            1995       1994       1993
          Computed tax at the expected
            federal statutory rate......    34.00%     34.00%     28.00%
          Excess of tax over financial
            accounting depreciation.....    (3.16)      8.94        -0-
          Warranty reserves.............     1.67       (.87)       -0-
          State income taxes, net of
            federal benefit.............     5.28       5.28       7.00
          Accrued vacation..............      .24        .06        -0-
          Bad debt reserve..............     (.06)     (0.28)       -0-
          Deferred sales and cost, net..    (4.62)     (2.65)       -0-
          Excess contributions
            carryforwards...............     (.06)     (0.02)       -0-
          (Increase) decrease in
            NOL carryforwards...........   (37.59)    (43.10)    (35.00)
          Obsolete inventory reserve....      .78        -0-        -0-
          Allowance for boat repurchases     (.84)       -0-        -0-
          Alternative minimum tax credits    1.93        -0-        -0-
          Dealer incentive interest reserve  (.34)       -0-        -0-
          Investment tax credits........     4.03        -0-        -0-
          Sec. 263A inventory adjustment      .78      (1.24)       -0-
                                          ---------  ---------  ---------
          Effective income tax rates....     2.04%      0.00%      0.00%
                                          =========  =========  =========

               The following temporary differences gave rise to the deferred tax asset (liability) at June 30, 1995:

                                                             June 30,
                                                         1995           1994
          Excess of tax over financial
           accounting   depreciation..............   $(911,479)    $(843,816)
          Warranty reserve........................     168,000       132,300
          Obsolete inventory reserve..............      37,800        21,000
          Accrued vacations.......................      36,192        31,055
          Allowance for boat repurchases..........      87,091       105,000
          Dealer incentive interest reserves......      83,000        70,258
          Bad debt reserve........................      12,600        13,860
          Deferred sales and cost, net............       5,942       105,000
          Inventory adjustments - Sec. 253A.......     106,322        89,674
          NOL carryforwards.......................   2,864,785     3,670,000
          Alternative minimum tax credits.........      41,431          -0-
          Investment tax credits..................      86,294          -0-
          Excess contribution carryforward........        -0-          1,298

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note  8.  Research and Development.

                Research and development costs expensed were $134,828 for Fiscal 1995, $157,433 for Fiscal 1994, and $88,858 for Fiscal 1993.



Note  9.  Commitments and Contingencies.

          The Company entered into a one-year employment agreement in 1989 with its Chairman, Mr. R.M. Fountain, Jr. The agreement provides for automatic one-year renewals at the end of each year subject to Mr. Fountain's continued employment.

                The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 1995, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $7,700,000. The Company has reserved for the reasonably anticipated future losses it might incur upon the repossession and repurchase of boats from commercial lenders. At June 30, 1995, the allowance for boat repurchases was $207,359. Also, in connection with one of its floor plan agreements with a lender, the Company has provided an irrevocable standby letter of credit in the amount of $250,000 as security for the lender.

                The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to $708,655 for Fiscal 1995, $731,722 for Fiscal 1994, and $682,933 for Fiscal 1993. They are included in the accompanying consolidated statements of operations as part of selling expense.

                 The Company has been notified by the United States Environmental Protection Agency (the "EPA") and the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") that it has been identified as a potentially responsible party (a "PRP") and may incur, or may have incurred, liability for the remediation of ground water contamination at the Spectron/Galaxy Waste Disposal Site

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




               Commitments and Contingencies (Continued).

                located in Elkton, Maryland and the Seaboard Disposal  Site, located in High Point, North Carolina, also referred to as the Jamestown, North Carolina site, resulting from the disposal of hazardous substances at those sites by a third party contractor of the Company. The Company has been informed that the EPA and
          NCDEHNR ultimately may identify a total of between 1,000 and 2,000, or more, PRP's with respect to each site. The amounts of hazardous substances generated by the Company, which were disposed of at both sites, are believed to be minimal in relation to the total amount of hazardous substances disposed of by all PRP's at the sites. At present, the environmental conditions at the sites, to the Company's knowledge,  have not been fully determined by  the  EPA  and
          NCDEHNR, respectively, and the Company is not able to determine at this time the amount of any potential liability it may have in connection with remediation at either site. Without any acknowledgement or admission of liability, the Company has made payments of approximately $3,000 to date as a nonperforming cash-out participant in an EPA-supervised response and removal program at the Elkton, Maryland site, and in a NCDEHNR-supervised removal and preliminary assessment program at the Jamestown, North Carolina site. A cash-out proposal for the next phase of the project is expected to be forthcoming from the PRP Group for the Elkton, Maryland site within the near future. The Company's full cash-out amount is likely to be less than $10,000 for the Elkton, Maryland site, based upon an estimated 3,304 gallons of waste disposed of at that site by the Company. A cash-out proposal is expected to be forthcoming from the PRP Group for the Jamestown, North Carolina site by mid-1996, following completion of a remedial investigation and feasibility study. No estimate of the likely cash-out amount for the Company for the Jamestown, North Carolina site is available at present. Any such cash-out agreement will be subject to approval by EPA and NCDEHNR, respectively.

               There were six product liability lawsuits brought against the Company at June 30, 1995. In the Company's opinion, these lawsuits are without merit. Therefore, these lawsuits are being defended vigorously. The Company carries sufficient product liability insurance to cover attorney's fees and any losses which may occur from these lawsuits over and above the insurance deductibles.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 10.  Export Sales.

                The  Company  had export sales of $507,097 for Fiscal  1995,
          $823,324 for Fiscal 1994, and $3,377,307 for Fiscal 1993.   Export
          sales were to customers in the following geographic areas:


                                          1995         1994         1993
                                      -----------  -----------  -----------
           Americas...................$     -0-    $   187,458  $   163,886
           Asia.......................    197,932        -0-      2,797,532
           Middle East and Europe.....    309,165      635,866      415,889
                                       ----------   ----------   ----------
                                      $   507,097  $   823,324  $ 3,377,307
                                       ==========   ==========   ==========



Note 11.  Transactions with Related Parties.

                The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to Mr. Reginald
          M. Fountain, Jr., the Company's Chairman, President, Chief Executive Officer, and Chief Operating Officer, or to entities owned or controlled by him:

                                                    Year Ended
                                       -------------------------------------
                                         June 30,     June 30,      June 30,
                                          1995         1994          1993

          Greenwood Helicopters        $     -0-    $  22,552    $  18,871

          Eastbrook Apartments            12,540       17,368       16,392

          Village Green Apartments         1,455          -0-          -0-

          R.M. Fountain - airplane
                          rental         104,469       91,180       41,723

          R.M. Fountain - interest           -0-       18,000       22,054
                                        ---------    ---------    ---------
                                       $ 118,464    $ 149,100    $  99,040
                                        =========    =========    =========

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




          Transactions with Related Parties (Continued).

                During Fiscal 1993, the Company borrowed $300,000 on an unsecured basis from Mr. Fountain at an interest rate of 12%. Effective January 31, 1994, the Company's Board of Directors authorized the issuance of 86,572 additional common shares in consideration for the cancellation of this $300,000 debt to Mr. Fountain. The additional shares were issued at a price of $3.50 per share to Mr. Fountain and to Triangle Finance Ltd., a client of Eurocapital, Inc. Mr. Federico Pignatelli is the president of Eurocapital, Inc. and also is a director of the Company. Mr. Fountain cancelled two-thirds of the total amount of the debt ($202,000, including $200,000 principal and $2,000 of accrued interest) for 57,715 common shares. Triangle Finance Ltd. repaid one-third of the total amount of the debt ($101,000, including $100,000 principal and $1,000 of accrued interest) for 28,857 common shares. The Board of Directors determined that the price of $3.50 per share was fair to the Company after consideration of such factors as the common stock's book value, its then current market price, and recent private placements.

                During Fiscal 1993, the Company sold an airplane and a deep-water testing facility located at Morehead, North Carolina for $464,966 to Mr. Fountain. He assumed the underlying debt obligations for these properties in the amount of $464,966 as the consideration he paid. The sales of the two assets resulted in a gain to the Company amounting to $117,126 which was included in other income for Fiscal 1993. The Company has continued to use the airplane it sold to Mr. Fountain and has paid him rentals for its use. The rentals are based upon the actual hours that the airplane has been flown on Company business.



                 ---END OF FINANCIAL STATEMENTS AND FOOTNOTES---

Item 9.  Disagreements on Accounting and Financial Disclosure.

         Not applicable.

                             PART III



Item 10.  Directors and Executive Officers of Registrant.

      The current directors of Registrant and its Subsidiary are as follows:



REGINALD M. FOUNTAIN, JR., age 55, founded the Company's Subsidiary during 1979 and has served as its Chief Executive Officer from its organization. He became a director and President of the Company upon its acquisition of the Subsidiary in August, 1986. Mr. Fountain presently serves as Chairman, President, Chief Executive Officer, and Chief Operating Officer of the Company and its Subsidiary. From 1971 to 1979, Mr.
Fountain was a world class race boat driver, and was the Unlimited Class World Champion in 1976 and 1978.



GARY GARBRECHT, age 52, became a director of the Company on February 26, 1992. Mr. Garbrecht is the President and sole shareholder of Mach Performance, a propeller and high performance boating accessories manufacturer. From June, 1988 to July, 1991, he was President of Aronow Powerboats, a former manufacturer of high performance sport boats. Prior to that time, and until its sale to OMC in 1989, Mr. Garbrecht owned Second Effort, a manufacturer of high performance boats. Mr. Garbrecht has over thirty years experience in racing and recreational boating.



GARY E. MAZZA, III, age 57, became a director of the Company on December 28, 1993. Mr. Mazza is a practicing attorney in the business, tax and international areas of the law in Annapolis, Maryland. He also practices law in New york and Virginia. He is the Chairman of Triangle Tractor & Trailer, Inc., a Director of the American Red Cross of Maryland, and an Adjunct Professor at the Univeristy of Maryland. He is the founder, Executive Vice President, and General Counsel for Aerovias Quisqueana, C. por A., Santo Domingo, Dominican Republic. Prior to entering private practice, Mr. Mazza was the Director of the Legal Education
Institute at the U.S. Department of Justice from 1977 to 1981. Prior to 1977, he served as the Director of Legal Training for the U.S. Civil Service Commission and as Senior Legal Advisor for the U.S. Indian Claims Commission. His honors include the New york State Attorney General's Achievement Award. Mr. Mazza is a highly decorated retired United States Army Colonel.

FEDERICO PIGNATELLI, age 42, became a director of the Company on April 8, 1992. Mr. Pignatelli is the U.S. representative of Eurocapital Partners, Ltd., an investment banking firm. From 1989 to April, 1992, he was a Managing Director at Gruntal & Company, an investment banking firm. From 1988 to 1989, he was General Manager of Euromobiliare Ltd., a subsidiary of Euromobiliare, SpA, a publicly held investment and merchant bank in Italy and Senior Vice President of New York and Foreign Securities Corporation, an institutional brokerage firm in New York. From 1986 to 1988, he was Managing Director at Ladenburg, Thalmann & Co., an investment banking firm. From 1980 to 1986, he was Assistant Vice President of E.F. Hutton International. Prior to 1980, he was a financial journalist. Mr. Pignatelli was elected as a director of the Company pursuant to the right of Eurocapital Partners, Ltd. to designate one member of the Board of Directors in connection with a private placement of the Company's Common Stock. Mr. Pignatelli also serves as chairman of BioLase Technology, Inc., a company which produces medical and dental lasers and endodontic products. Formerly, he served as a director of MTC Electronic Technologies Co., Ltd., a NASDAQ/NMS company, and of CST Entertainment Imaging, Inc., an American Stock Exchange Company engaged in colorizing black and white film.


MARK SPENCER, age 40, founded Spencer Communications, an advertising public relations firm specializing in the marine industry, in 1987. Previously, Mr. Spencer began his journalism career at Powerboat Magazine in 1976. He was named Executive Editor of Powerboat Magazine in 1981 and served in that capacity until 1987. During the last seven years Mr. Spencer has served as an on camera expert commentator for ESPN covering the boating industry.


      In addition to Mr. Fountain who is listed above as a director, other executive officers of the Company are as follows:


ALLAN L. KREHBIEL, C.P.A., age 52, was appointed Vice President - Finance and Chief Financial Officer in May, 1991. Mr. Krehbiel had been Controller since April, 1991, when he was hired by the Company. He is a Certified Public Accountant and has had ten years experience as the Chief Financial Officer/Controller of Revere Aluminum Building Products, Inc. (and its successor, Noranda Building Products Company) and of Hunter Douglas Building Products Division (and its successor, Alumark Corporation).

BLANCHE C. WILLIAMS, age 61, has been Corporate Secretary and Treasurer of the Company since August, 1986, and has held the same positions with the Company's Subsidiary since it was formed during 1979. Mrs. Williams also served as Executive Assistant to the President from 1979 to 1988.



Item 11.  Executive Compensation.

      The following table sets forth the compensation awarded, paid to or earned by the most highly compensated executive officers of the Company whose compensation exceeded $100,000:


   Name and Principal     Fiscal Annual Compensation   Long-term
           Position        Year  Salary(1)  Bonus(2)  Compensation

Reginald M. Fountain, Jr.  1995  $211,650   $106,438  $     -0-
Chairman, President, Chief 1994   187,200      -0-          -0-
Executive Officer, and     1993   173,315      -0-          -0-
Chief Operating Officer (4)




(1) The Board of Directors increased Mr. Fountain's annual base salary to $285,000 for the period March 30, 1995 to March 30, 1996 and to $350,000 thereafter. Previously, effective October 6, 1992, the Board had increased his salary to $187,200 and effective August 30, 1991 had increased his salary to $115,000. The amounts shown do not include the value of certain personal benefits received in addition to cash compensation. The aggregate value of such personal benefits received was less than ten percent (10%) of the total cash compensation paid.

(2) The bonus amount payable to Mr. Fountain for Fiscal 1995 was authorized by the Board on May 1, 1994. The bonus represents 5% of net income after the profit sharing disbribution but before income taxes limited to a maximum of $250,000.
      Mr.  Fountain received no bonuses for Fiscal 1994 or Fiscal
     1993.

(3)   Mr.  Fountain does not participate in the Company's  401(k)
      Plan and has no other long-term compensation, other than stock options.

(4) Effective June 23, 1992, Mr. Fountain was also elected to the positions of President and Chief Operating Officer of both the Company and its Subsidiary.

Directors' Compensation.

      Directors of the Company currently do not receive any fees or other compensation for their services as directors, but they are reimbursed for travel and other out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors.

       In Fiscal 1995, each non-employee director (Messrs. Pignatelli, Mazza, Garbrecht, and Spencer) was granted non-qualified stock options to purchase 20,000 common shares at $5.375 per share. These non-qualified stock options awarded to the outside directors were not under any of the Company's existing stock option plans.


Employment Agreement.

     Reginald M. Fountain, Jr. serves as the Company's President, Chief Executive Officer, and Chief Operating Officer pursuant to an employment agreement entered into during 1989. The agreement provides for one-year term and for automatic renewals at the end of each year for additional one-year periods until terminated. Under the agreement, Mr. Fountain received a base salary approved by the Board of Directors and an annual cash bonus based upon the Company's net profits before taxes. On May 1, 1994, the Board of Directors authorized an increase in the annual bonus payment to Mr. Fountain to 5% of net income after the profit sharing distribution but before income taxes limited to a maximum of $250,000. A bonus of $106,438 was paid to Mr. Fountain for Fiscal 1995. No bonuses were paid to him for Fiscal 1994 or 1993. The agreement terminates upon death or permanent disability. The current agreement replaced a similar agreement with Mr. Fountain that had been in effect since December, 1986.



Profit Sharing Plan.

      On May 1, 1994, the Board of Directors authorized a Profit Sharing Plan applicable to all eligible employees for the fiscal year ended June 30, 1995. The profit sharing calculations were based upon the consolidated audited net income for the full fiscal year before income taxes.

     The amount of the profit sharing distribution was determined in accord with the following schedule:

       Audited  Net  Income                       Profit  Sharing
       Before Income Taxes             Per cent        Amount

     First $   500,000..................   5%       $    25,000
     Next      500,000..................  10             50,000
     Next      500,000..................  15             75,000
     Next      500,000..................  20            100,000
     Next      500,000..................  25            125,000
     Next      500,000..................  30            150,000
     Over    3,000,000..................   0              -0-
                                                       ---------
     Maximum total profit sharing...................$   525,000
                                                       =========

      As indicated in the foregoing schedule, the maximum amount of Fiscal 1995 net income before income taxes that was subject to profit sharing was limited to $3,000,000 and the maximum amount of profit sharing distribution was limited to $525,000. The actual profit sharing distribution for the year was $376,614 and was paid in full to the eligible employees on August 12, 1995.

       All employees were eligible for this profit sharing distribution after 120 days of employment and provided that they were continuously employed by the Company through the fiscal year-end. If an employee was employed for 120 days, then for purposes of the profit sharing distribution, all of the employee's service for the year was taken into account, including his first 120
days.   Whatever portion of the fiscal year the eligible employee
worked was then rounded up to the nearest whole month of service. The profit sharing distribution to the individual employee was based upon the employee's months of service. For example, if a new employee had worked six months and ten days, then his service
was  rounded  up  to  a full seven months.   The  profit  sharing
distribution to the employee was then based upon the employee's months of service.

       Recognizing that every employee is important to the Company's success, the profit sharing amount was divided equally amongst the employees with each employee at every level receiving an equal amount except as provided above for employees who had less than twelve months of service. For employees who had less than twelve months of service, their shares in the profit sharing distribution were pro-rated and reduced in accordance with their months of service.

      The purpose of the Profit Sharing Plan for Fiscal 1995 was to give every employee an additional incentive to do the very best job that he or she could possibly do in Fiscal 1995.

      Management believes that the Profit Sharing Plan for Fiscal 1995 very successfully motivated all of the Company's employees to achieve profitable operations for the year. Therefore, management will propose a similar plan for Fiscal 1996 to the Board for its approval.




     Stock Option Plans.

      During 1987, shareholders of the Company approved the 1986 Incentive Stock Option Plan. The Plan is administered by the Board of Directors which may, in its discretion, from time to time, grant to officers and key employees options to purchase shares of the Company's common stock. Directors who are not officers or employees of the Company or its Subsidiary are not eligible to be granted options under the 1986 Plan.

      The 1986 Plan provides that the purchase price per share of common stock provided for in options granted shall not be less than 100% of the fair market value of the stock at the time the option is granted. However, in the case of an optionee who possesses more than 10% of the total combined voting power of all classes of the Company's stock, the purchase price shall not be less than 110% of the fair market value of the stock on the date of the grant.

     No consideration is payable to the Company by an optionee at the time an option is granted. Upon exercise of an option, payment of the purchase price of the common stock being purchased shall be made to the Company in cash, or at the discretion of the Board of Directors, by surrender of a promissory note from the optionee, or by surrender of shares of common stock already held by the optionee which shall be valued at their fair market value on the date the option is exercised, or by any combination of the foregoing. Also, payment may be in installments, and upon such other terms and conditions as the Board of Directors, in its discretion, shall approve.

      Under the 1986 Plan, the aggregate fair market value of shares with respect to which options are exercisable for the first time by an employee in any calendar year generally may not exceed $100,000.

     The term of each option granted under the Plan is determined by the Board of Directors, but may in no event be more than ten years from the date such option is granted. However, in the case of an option granted to a person who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the term of the option may not be for a period of more than five years from the date of grant. Unless the Board of Directors determines otherwise, no options may be exercised for one year after the date of grant. Thereafter, an option may be exercised either in whole or in installments as shall be determined by the Board of Directors at the time of the grant for each option granted. All rights to purchase stock pursuant to an option, unless sooner terminated or expired, shall expire ten years from the date option was granted.

      Upon the termination of an optionee's employment with the Company, his option shall be limited to the number of shares for which the option is exercisable by him on the date of his termination of employment, and shall terminate as to any remaining shares. However, if the employment of an optionee is terminated for "cause" (as defined in the Plan), the optionee's rights under any then outstanding option immediately terminate at the time of his termination of employment. No option shall be transferrable by an optionee otherwise than by will or the laws of descent and distribution.

      Under  the  1986 Plan, a maximum of 200,000 shares  of  the
Company's common stock have been reserved for issuance. In the event of a stock dividend paid in shares of the common stock, or a recapitalization, reclassification, split-up or combination of shares of such stock, the Board of Directors shall have the authority to make appropriate adjustments in the numbers of shares subject to outstanding options and the option prices relating thereto, and in the total number of shares reserved for the future granting of options under to the Plan.

      During 1989 the Board of Directors amended the Plan to delete a provision requiring that options granted to any one employee be exercised only in the sequential order in which they were granted. That provision at one time was, but is no longer, required by the Internal Revenue Code, as amended, to be contained in incentive stock option plans.

      During Fiscal 1995 options to purchase 20,000 shares were awarded to Mr. Fountain at $5.9125 ($5.375 x 110%) per share and options to purchase 20,000 shares were awarded to the Chief Financial Officer at $5.500 per share. Of the options granted in previous years, an aggregate of 12,500 shares remain outstanding under the 1986 Plan at an average exercise price of $11.684 per share. The remaining options available for grant under the 1986 Plan are for 147,500 common shares.

      No  options granted to any person under the 1986 Plan  have been  exercised.  The 1986 Plan terminates on December  5,  1996,
and,   accordingly, no additional options may  be  granted  after that date.

      On June 21, 1995, a special meeting of the shareholders was held to vote upon the adoption of the 1995 Stock Option Plan. The new Plan as adopted by the Shareholders allowed for up to 300,000 common stock options to be granted by the Board of Directors to employees or directors of the Company on either a qualified or non-qualified basis. Subsequently, on August 4, 1995, the Board unanimously voted to grant the entire 300,000 stock options authorized under the 1995 Stock Option Plan to Mr. Reginald M. Fountain, Jr. at $7.00 per share on a non-qualified basis. None of the options granted to Mr. Fountain under the 1995 Plan have been exercised. The expiration date of the options granted to Mr. Fountain is August 4, 2005.

      During Fiscal 1995, each of the four non-employee directors was granted non-qualified stock options to purchase 20,000 common shares at $5.375 per share. These non-qualified stock options awarded to the outside directors were not under any of the Company's existing stock option plans.


401(k) Payroll Savings Plan.

      During Fiscal 1991, the Company initiated a 401(k) Payroll Savings Plan (the "401(k) Plan") for all employees. Eligible employees may elect to defer up to fifteen percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company matches twenty-five percent of the employees' deferred salary amounts limited to a maximum of five percent of their salaried amounts, or a maximum of one and one-fourth percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401(k) Plan. There are no postretirement benefit plans in effect.



Performance Graph.

      The following line graph was prepared by Standard & Poor's Compustat Services, Inc. It compares the Company's cumulative total shareholder return with a stock market performance indicator (S. & P. 500 Index) and an industry index (S. & P. Leisure Time). The graph assumes a base point of June 30, 1990 to be equal to $100.00. Accumulated returns are plotted through June 30, 1995. Each time period covered by the graph gives the dollar value of the investment assuming monthly reinvestment of dividends. The Company has never paid any dividends.

             ---- GRAPH DESCRIBED BELOW----











      As can be seen from the graph, the total return to shareholders of the Company's common stock over the past five years has been somewhat less than the S. & P. 500 stocks but greater than the S. & P. Leisure Time stocks.



Board Report on Executive Compensation.

      The entire Board of Directors, including its Chairman, Mr. Reginald M. Fountain, Jr., who also serves as the Company's President, Chief Executive Officer, and Chief Operating Officer has prescribed unanimously the compensation amounts for the Company's executive officers. These compensation amounts are deemed adequate by the Board based upon its judgment as to the qualifications, experience, and performance of the individual executive officers, as well as, the Company's size, complexity, growth, and financial performance.

      Upon the resignation of the Company's President and Chief Operating Officer on June 23, 1992, Mr. Fountain was elected to these positions in addition to his duties as Chairman and Chief Executive Officer. Recognizing his increased responsibilities, the Board, acting unanimously, subsequently increased his base salary from $115,000 per year to $187,200 effective October 6, 1992. During Fiscal 1995, recognizing the Company's much improved financial performance under his leadership, the Board increased Mr. Fountain's salary to $285,000 for the period March 30, 1995 through March 30, 1996, and to $350,000 thereafter.

     The entire Board has also approved Mr. Fountain's employment agreement with the Company, more fully described above on Page 56, under "Employment Agreement", which provides for a minimum base salary and an annual cash bonus equal to five percent of the Company's net profits after profit sharing distribution but before income taxes limited to a maximum of $250,000. The bonus paid to Mr. Fountain for Fiscal 1995 was $106,438. Mr. Fountain received no bonuses for Fiscal 1994 and 1993.




Compliance with Section 16.

      Each  of  Messrs.  Mazza,  Pignatelli,  Spencer,  Fountain,
Krehbiel, and Garbrecht did not file a Form 4, on one occasion, with respect to 20,000 common stock options granted to each of them during Fiscal 1995.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

      Principal Shareholders.  The following table sets forth the
beneficial  ownership  of  the  Company's  Common  Stock  as   of
September 15, 1995, by each person known to the Company to beneficially own more than five percent (5%) of the Company's
Common   Stock.   This  table  has  been  prepared   based   upon
information provided to the Company by each shareholder:
                                      Amount of
       Name  and                        Beneficial        Percent of
        Address                         Ownership         Class (3)

Reginald M. Fountain, Jr.
P.O. Drawer 457
Whichard's Beach Road
Washington, N.C.  27889             1,679,915 (1)         50.20%


Triglova Finance, S.A.
P.O. Box 1824
52nd Street
Urbanization Obarrio
Torre Banco Sur, 10th Floor
Panama City, Republic of Panama       250,500 (2)          8.30%

            _______________________________________________

(1)  Mr.  Fountain  has  sole  voting and investment  power  with
     respect        to  all  shares shown as beneficially  owned.
     However, pursuant to an agreement of February 24, 1995, among the Company, Mr. Fountain, and the Mercury Marine Division of the Brunswick Corporation, substantially all of his stock is pledged to Mercury Marine as security for a note payable to Mercury Marine. (See the "Liquidity and Financial Resources" section above at page 26, paragraph 5 for a description of the agreement of February 24, 1995 with Mercury Marine). Includes options to acquire 320,000 shares of common stock.

(2)  The   Company   is  informed  that  the  shares   shown   as
     beneficially       owned by Triglova Finance, S.A. are owned
     directly  by  it,  and        it claims  shared  voting  and
     investment power with respect to       all such shares  with
     Mr. Filippo Dollfus De Vockersberg, C/O       Fider Service,
     1 Via Degli Amadio 6900, Lugano, Switzerland. Mr. Dollfus has been authorized to act as attorney-in-fact for Triglova Finance, S.A., and, therefore, claims shared voting and investment power with respect to such shares.

(3)  The percentage for each person is calculated on the basis of the  Company's  total  outstanding shares  less  the  10,000 shares owned by the Company's Subsidiary.

      Directors and Officers. The following table sets forth the beneficial ownership of the Company's common stock as of September 15, 1995, for each of the Company's current directors, and for all directors and officers of the Company as a group.



                                Amount of
      Name and                  Beneficial           Percent of
      Address                   Ownership              Class

Reginald M. Fountain, Jr.(1)     1,679,915 (2)         50.20%

Gary D. Garbrecht (1)               20,000 (2)            (3)

Mark L. Spencer (1)                 20,000 (2)            (3)

Federico Pignatelli (1)             20,000 (2)            (3)

Gary E. Mazza, III (1)              20,000 (2)            (3)

Allan L. Krehbiel (1)               20,000 (2)            (3)

Blanche C. Williams (1)                100                (3)

All directors and officers
  as a group (7 persons)         1,800,015 (2)         52.20%





(1)   The  address of each person is P.O. Drawer 457,  Whichard's
      Beach Road, Washington, North Carolina 27889. Except as otherwise indicated, to the best knowledge of management of the Company, each of the persons listed or included in the group has sole voting and investment power over all shares shown as beneficially owned. Percentages for each person listed and for the group are calculated on the basis of the Company's total outstanding shares less the 10,000 shares owned by the Company's Subsidiary.

(2)   For  Mr.  Fountain, includes options  to  purchase  320,000
      shares of  common  stock  held.   For  Messrs.  Garbrecht,
      Spencer, Pignatelli, Mazza, and Krehbiel, includes options to purchase 20,000 common shares by each person.

(3)  Less than 1%.

Item 13.  Certain Relationships and Related-Party Transactions.

      Mr. Fountain loaned the Company $300,000 in November, 1992 to supplement the Company's working capital. The loan was unsecured and bore interest at the rate of 12% per annum.
Effective January 31, 1994, the Company's Board of Directors authorized the issuance of 86,572 additional common stock shares in consideration for the cancellation of this $300,000 debt to Mr. Fountain. The additional shares were issued at a price of $3.50 per share to Mr. Fountain and to Triangle Finance Ltd., a client of Eurocapital, Ltd. Mr. Federico Pignatelli is the U.S. representative of Eurocapital, Ltd. and is also a director of the Company. Mr. Fountain cancelled two-thirds of the total amount of the debt ($202,000, including $200,000 of principal and $2,000 of accrued interest) for 57,715 common shares. Triangle Finance Ltd. repaid one-third of the total amount of the debt ($101,000, including $100,000 of principal and $1,000 of accrued interest) for 28,857 common shares. The Board of Directors determined that the price of $3.50 per share was fair to the Company after consideration of such factors as the common stock's book value, its then current market price, and recent private placements.

      In Fiscal 1994, the Company paid Mr. Fountain interest amounting to $18,000 due on the $300,000 loan which was converted to common stock effective January 31, 1994. The interest paid to him on the loan while it was outstanding during Fiscal 1993 was $22,054. For Fiscal 1992, a similar loan was made by Mr. Fountain to the Subsidiary and the interest paid was $48,624. No interest was paid to Mr. Fountain in Fiscal 1995. The Company also paid rentals at what it believes to be their fair market values during the last three fiscal years to Mr. Fountain or to entities owned by him as follows:



                                Fiscal     Fiscal     Fiscal
                                 1995       1994       1993

     Greenwood Helicopters.....$    -0-    $ 22,552   $ 18,871

     Eastbrook Apartments......  12,540      17,368     16,392

     Village Green Apartments..   1,455         -0-        -0-

     R.M. Fountain - airplane
                     rental     104,469      91,180     41,723

                                --------    --------   --------
                               $118,464    $131,100   $ 76,986
                                ========    ========   ========

     The rentals paid to Greenwood Helicopters are for the use of a helicopter primarily for aerial photography of the Company's boats and plant site. The rentals paid to Eastbrook Apartments and Village Green Apartments are primarily for temporary lodging for relocating and transient Company personnel and visitors. The rentals paid for the airplane are based upon the actual hours that the airplane was used for Company business plus a monthly stand-by charge for the exclusive use of the airplane. During Fiscal 1993, Mr. Fountain purchased the airplane from the Company together with a parcel of real estate located at Morehead, North Carolina. The Company recorded a profit on these transactions with Mr. Fountain amounting to $117,126.

      Mr. Gary D. Garbrecht is a director of the Company and the President and sole shareholder of Mach Performance, Inc. which supplies the Company's Subsidiary with some of its requirements for propellers and other accessory items. The Company paid Mach Performance, Inc. $254,696 in Fiscal 1995, $89,433 in Fiscal 1994, and $123,749 in Fiscal 1993.

       Mr. Gary E. Mazza,III, a distinguished attorney, businessman, educator, and retired United States Army Colonel was elected to the Board of Directors on December 28, 1993. He is Mr. Fountain's father-in-law. The Company paid Mr. Mazza $1,743 in Fiscal 1995. No amounts were paid to him in Fiscal 1994 or 1993.

      Mr.  Federico  Pignatelli  was  elected  to  the  Board  of
Directors as the designee of Eurocapital, Ltd., the Company's investment banking firm in connection with a private placement of the Company's Common Stock. No amounts were paid to Mr. Pignatelli or to Eurocapital, Ltd., or to any of their affiliates, in Fiscal 1995, 1994, or Fiscal 1993.

      Mr. Mark L. Spencer is a director of the Company and the President and sole shareholder of Spencer Communications, Inc. which furnishes advertising and public relations services to the Company. The Company paid Spencer Communications, Inc. $138,116 in Fiscal 1995, $124,872 in Fiscal 1994, and $177,724 in Fiscal 1993.

     The Company believes that all of the above transactions were on terms which were not more favorable than would have been obtained from non-affiliated parties.

                              PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports  on
Form 8 and Form 8-K.


(a) The following documents are filed as a part of this Report:

      (1)   Financial  Statements.   The  following  consolidated
financial statements of the Company and its Subsidiary are included in Part II, Item 8, herein:
                                                       Page No.

     Independent Auditors' Report.....................    29

     Consolidated Balance Sheets -
         June 30, 1995 and 1994.......................    30

     Consolidated Statements of Operations -
         Years Ended June 30, 1995, 1994, 1993........    31

     Consolidated Statements of Stockholders' Equity -
         Years Ended June 30, 1995, 1994, 1993........    32

     Consolidated Statements of Cash Flows -
         Year Ended June 30, 1995, 1994, 1993........   33-34

     Notes to Consolidated Financial Statements......   35-51



      (2) Exhibits. The following exhibits are filed with this report or incorporated by reference to a previous filing:

                                                                     Page No.
     3.1  -  Certificate  of  Incorporation  of  the  Company
             (Incorporated by reference to the Company's
             Registration Statement filed on
             October 2, 1986)...........................

     3.2 - Amendments to Certificate of Incorporation
           of the Company (Incorporated by reference
           to Amendment No. 1 to the Company's
           Registration Statement filed on
           December   2,  1986)...........................

     3.3 - Amendment to Certificate of Incorporation
           of the Company (Incorporated by
           reference to the exhibit filed with the
           Registrant's Annual Report on Form 10-K
           for the fiscal year ended June 30, 1991)....

                                                               Page No.
     3.4 - By-laws of the Company (Incorporated by
           reference to Amendment No. 1 to the
           Company's   Registration   Statement  filed on
           December 2, 1986)...........................

     3.5 - Certificate of Amendment to the Articles
           of Incorporation, Consent Action in
           Writing of the Majority Stockholders,
           and Resolutions Adopted by Unanimous
           Written Consent of the Board of Directors
           for the one-for-two reverse stock split
           of February 4, 1994........................

     4.1 - Form of Warrant Agreement (Incorporated by
           reference to Amendment No. 2 to the
           Company's  Registration Statement filed on
           December 10, 1986)..........................

     4.2 - Form of Stock Certificate (Incorporated by
           reference to the exhibit filed with the
           Registrant's  Annual Report on Form 10K for
           the fiscal year ended October 1, 1989)......

     4.3 - Form of Warrant Certificate (Incorporated by
           reference to Amendment No. 2 to the
           Company's Registration Statement filed
           on December 10, 1986).......................

    10.1 - 1986 Incentive Stock Option Plan
           (Incorporated by reference to Amendment
           No. 1  to the Company's  Registration
           Statement filed on December 2, 1986)........

    10.2 - Employment Agreement dated May 31, 1989 between Reginald M. Fountain, Jr. and the
           Company's Subsidiary (Incorporated by
           reference to the exhibit filed with the
           Registrant's Annual Report on Form 10K
           for the fiscal year ended October 1, 1989)..

    10.3 - Employment Agreement dated May 31, 1989
           between Leon P. Smith and the Company's
           Subsidiary (Incorporated by reference to
           the exhibit filed with the Registrant's
           Annual Report on Form 10K for the fiscal
           year ended October 1, 1989)................

                                                               Page No.
    10.5 - Loan Agreement dated May 23, 1989
           by and between Fountain Powerboats, Inc.
           and MetLife Financial Acceptance
           Corporation (Incorporated by reference to
           the exhibit filed with the Registrant's
           Annual  Report  on  Form  10K  for  the  fiscal
           year  ended  October  1,  1989)................

    10.6 - Revolving Loan and Security Agreement, dated May 23, 1989 by and between Fountain
           Powerboats, Inc. and MetLife Financial
           Acceptance Corporation (Incorporated by
           reference to the exhibit filed with the
           Registrant's  Annual Report on Form 10K
           for the fiscal year ended October 1, 1989)

    10.7 - First modification of Loan Agreement dated
                August 29, 1990 by and between Fountain
                Powerboats, Inc. and MetLife Financial
                Acceptance Corporation (Incorporated by
                reference to the exhibit filed with the
                Registrant's Annual Report on Form 10K
                for the fiscal year ended July 1, 1990)....

    10.8 - First Modification of Revolving Loan and
           Security Agreement dated August 29, 1990
           by and between Fountain Powerboats Inc.
           and MetLife Financial Acceptance
           Corporation (Incorporated by reference
           to the exhibit filed with the Registrant's
           Annual Report on Form 10-K for the fiscal
           year ended July 1, 1990)...................

   10.9 -  Loan   and  Security  Agreement   with   MetLife
           Capital Corporation dated December 31, 1993.  Previously Filed

   10.10 - Consulting and Marketing Agreement with the Mercury Marine division of the Brunswick Corporation dated March 22, 1991. Previously Filed

   10.11 - Loan Extension and Amendment Agreement with the Mercury Marine division of the Brunswick Corporation dated July 11, 1994. Previously Filed

   10.12 - Amendment to Consulting and Marketing
           Agreement with the Mercury Marine division
           of the Brunswick Corporation  dated
           July 11, 1994.....................Previously Filed

                                                         Page No.
   10.13 - Standstill Agreement with the Mercury Marine
           division of the Brunswick Corporation dated
           July 11, 1994...............Previously Filed

   10.14 - Amendment No. One dated September 24, 1994
           to Loan and Security Agreement of December
           31, 1993 with MetLife Capital Corporation..       73

   10.15 - Consent to Loan Restructure dated January
           1, 1995 from MetLife Capital Corporation...       74

   10.16 - Amendment No. Two dated January 1, 1995
           to Loan and Security Agreement of December
           31, 1993 with MetLife Capital Corporation...      75

   10.17 - Second Loan Extension, Consolidation and
           Amendment Agreement dated February 24, 1995
           with Brunswick Corporation, Mercury Marine
           Division....................................    76 -104

   10.18 - Modification of Deeds and Trust and Assign-
           ment of Rents, Issues and Profits dated
           February 24, 1995 with Brunswick Corporation,
           Mercury Marine Division.....................   105 -109

   10.19 - Consulting and Marketing Agreement dated
           February 24, 1995 with Brunswick Corporation,
           Mercury Marine Division.....................   110 -115

   10.20 - Supply Agreement dated February 24, 1995
           with Brunswick Corporation, Mercury Marine
           Division....................................   116 -124

    21   - List of Subsidiaries.......................      125





(b) No Amendments on Form 8 or Current Reports on Form 8-K were filed by the Registrant during the fiscal year ended June 30, 1995.

                             SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FOUNTAIN POWERBOAT INDUSTRIES, INC.


                            By:  Reginald M. Fountain, Jr.
                                 Chairman, President, and Chief
                                 Executive Officer

                            Date:  September 28, 1995

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                              September 28 ,1995
/s/ Reginald M. Fountain, Jr.
    Chairman, President, and Chief
    Executive Officer


                                              September 28,1995
/s/ Gary D. Garbrecht
    Director


                                              September 28,1995
/s/ Gary E. Mazza,III
    Director


                                              September 28,1995
/s/ Federico Pignatelli
    Director


                                              September 28,1995
/s/ Mark L. Spencer
    Director

                                              September 28,1995
/s/ Allan L. Krehbiel
    Vice President, Chief Financial
    Officer, and Designated Principal
    Accounting Officer

DATE FILED:  SEPTEMBER 28, 1995                SEC FILE NO. 0-147






               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549




                            EXHIBITS

                               TO

                     FORM 10-K ANNUAL REPORT

             FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                UNDER THE SECURITIES ACT OF 1934








               FOUNTAIN POWERBOAT INDUSTRIES, INC.
                        AMENDMENT NO. ONE


      Amendment  No.  One  to  that  certain  Loan  and  Security
Agreement   dated  December  31,  1993  ("Agreement")   for   the
transaction by and between Fountain Powerboats, Inc. ("Borrower") and MetLife Capital Corporation ("MetLife").


                      W I T N E S S E T H:

WHEREAS, the parties entered into the Agreement as aforesaid; and

WHEREAS, the parties now desire to amend the Agreement in certain respects;

NOW, THEREFORE, it is agreed as follows:

Section 6.15 Negative Covenants. is amended to include the following additional section:

     (l)Enter into any agreement to renew, finance or restructure any existing debt, obligation or undertaking of Borrower which would increase the interest rate payable with respect to, or substantially modify the existing payment terms of, such debt, obligation or undertaking.

IN  WITNESS WHEREOF, the parties have executed the Amendment  No.
One this 23rd day of September, 1994.


Lender:  METLIFE CAPITAL CORPORATIONBorrower:  FOUNTAIN POWERBOATS, INC.


By:       /s/ Michael E. Taft      By:
/s/ Reginald M. Fountain, Jr.

(Print Name): Michael E. Taft             (Print Name):Reginald
M. Fountain, Jr.

Title:    EVP                  Title:     Chairman, CEO,
President


                               By:        /s/ Allan L. Krehbiel

                               (Print Name):  Allan L. Krehbiel

                               Title:     Chief Financial Officer


METLIFE CAPITAL
                   CONSENT TO LOAN RESTRUCTURE

     Reference is made to that Loan and Security Agreement ("the Loan Agreement") dated December 31, 1993 by and between Fountain Powerboats, Inc., a North Carolina corporation ("Borrower") and MetLife Capital Corporation, a Delaware corporation ("MetLife"), including Amendment No. One thereto, dated September 23rd, 1994, and Amendment No. Two thereto, dated as of January 1, 1995.

     A. Borrower and MetLife entered into the Loan Agreement in connection with a loan by MetLife to Borrower in the original principal amount of $6,683,200.40(the "MetLife Loan").

     B. Borrower also has entered into a loan and credit arrangement (the "Mercury Loan") with Brunswick Corporation,
Mercury Marine Division, a Delaware corporation ("Mercury"), the original structure of which we examined by MetLife at the time of documenting and advancing the MetLife Loan.

     C. Borrower has now requested MetLife to permit Borrower to restructure the Mercury Loan in accordance with the terms and conditions of that Second Loan Extension, Consolidation and Amendment Agreement (the "Restructure Agreement"), dated with an effective date of January 1, 1995, by and between Borrower, Mercury and Reginald M. Fountain, Jr., including the Amended and Restated Note (the "Mercury Restated Note"), dated with an effective Date January 1, 1995, in the principal amount of $2,600,000.00, made by Borrower payable to the order of Mercury. A copy of the Mercury Restated Note is attached hereto as Exhibit A.

     D. Pursuant to Section 6.15(l) of the Loan Agreement (as added by Amendment No. One to the Agreement), Borrower is not permitted to restructure any existing debt without the express prior written consent of MetLife.

     E. MetLife is willing to permit the restructure of the Mercury Loan in accordance with the terms of the Restructure Agreement and Mercury Restated Note provided the Loan Agreement is amended to provide, inter alia, (i) for the modification of certain financial covenants, and (ii) that Borrower not make the payments anticipated in paragraph 4 of Schedule "A" to the Mercury Restated Note upon certain circumstances, all as more fully set forth in Amendment No. Two to the Agreement, a copy of which is attached hereto as Exhibit B.

     F.  Borrower and MetLife have executed and delivered
Amendment No. Two to the Agreement as of the 1st day of January, 1995.

     NOW, THEREFORE, based upon and in reliance on the amendments to the Loan Agreement set forth in Amendment No. Two to the Agreement, MetLife hereby (i) consents to the restructuring of the Mercury Loan in accordance with the terms and conditions of the Restructure Agreement and the Mercury Restated Note, and (ii) confirms that the restructuring of the Mercury Loan in accordance with the Restructure Agreement and the Mercury Restated Note shall not constitute a default of Borrower under any loan agreements by and between Borrower and MetLife, including, but not limited to, the Loan Agreement.

     This Consent to Loan Restructure is dated as of this 1st day of January, 1995.

METLIFE CAPITAL CORPORATION



By   /s/ Michael E. Taft
Michael E. Taft, EVP
      (print name and title)

Exhibits

  A - Amended and Restated Note
  B - Amendment No. Two to Agreement


MET LIFE CAPITAL

                    FOUNTAIN POWERBOATS, INC.
                         P.O. Drawer 457
                      Washington, NC  27889
               (919) 975-2000 - FAX (919) 975-6793



                                                    March 3, 1995


VIA FEDERAL EXPRESS


Mr. Michael E. Taft
Executive Vice President
MetLife Capital Corporation
10900 N.E. 8th Street, Suite 1300
Bellevue, WA  98004

                              Re:  Amendment No. Two


Dear Mike:

     Enclosed is the executed Amendment No. Two to the Loan and Security Agreement of December 31, 1993. Thank you for your cooperation, assistance, and patience in this matter.



                              Sincerely,
                              FOUNTAIN POWERBOATS, INC.


                              /s/ Al Krehbiel

                              Al Krehbiel, C.F.O.




Enclosure

cc:  R.M. Fountain (w/enclosure)
                        AMENDMENT NO. TWO

      This Amendment No. Two (the "Amendment"), dated as of the 1st day of January, 1995, is made with reference to that certain Loan and Security Agreement (the "Loan Agreement") dated December 31, 1993 by and between Fountain Powerboats, Inc., a North Carolina corporation ("Borrower") and MetLife Capital Corporation, a Delaware corporation ("MetLife"), including Amendment No. One thereto, dated September 23rd, 1994, between Borrower and MetLife.

      A. Borrower and MetLife entered into the Loan Agreement in connection with a loan by MetLife to Borrower in the original principal amount of $6,683,200.40(the "Loan").

      B. Borrower also has entered into a loan and credit arrangement (the "Mercury Loan") with Brunswick Corporation, Mercury Marine Division, a Delaware corporation ("Mercury"), the original structures of which were examined by MetLife at the time of documenting and advancing the Loan.

     C. Borrower has now requested MetLife to permit Borrower to restructure the Mercury Loan in accordance with the terms and conditions of that Second Loan Extension, Consolidation and Amendment Agreement (the "Restructure Agreement"), dated with an effective date of January 1, 1995, by and between Borrower, Mercury and Reginald M. Fountain, Jr., including the Amended and Restated Note (the "Mercury Restated Note"), dated with an effective Date January 1, 1995, in the principal amount of $2,600,000.00, made by Borrower payable to the order of Mercury.

      D. MetLife is willing to permit the restructure of the Mercury Loan in accordance with the terms of the Restructure
Agreement and Mercury Restated Note provided the Loan Agreement is amended as set forth in this Agreement.

      NOW, THEREFORE, in recognition of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties covenant and agree as follows:

      1.  The  first  sentence of Section  6.13(a)  of  the  Loan
Agreement is deleted in its entirety and replaced by the following sentence:

        a.Maintain  at least the following minimum  Tangible  Net
        Worth:  (i)  $3,000,000 at the end of fiscal  year  1995;
        (ii) $3,625,000 at the end of the first quarter of fiscal year 1996, (iii) $4,250,000 at the end of the second quarter of fiscal year 1996, (iv) $4,875,000 at the end of the third quarter of fiscal year 1996, (v) $5,500,000 at the end of fiscal year 1996 and at the end of each fiscal year thereafter for so long as this Agreement remains in effect.

      2. Subsections (i) and (ii) and (iii) of Section 6.13(b) of the Loan Agreement are deleted in their entirety and replaced with the following subsections:

        (i)1:1 at the end of fiscal year 1995; (ii) 1.10:1 at the end of fiscal year 1996; and (iii) 1.25:1 at the end of each fiscal year thereafter for so long as this Agreement remains in effect.
                  AMENDMENT NO. TWO (CONTINUED)

      3. Section 6.13(c) of the Loan Agreement is deleted in its entirety.

      4. Subsections (i), (ii), (iii) and (iv) of Section 6.13(d) of the Loan Agreement are deleted in their entirety and replaced with the following subsections:

        (i)5.00:1  at  the  end of fiscal  year  1995,  and  (ii)
        3.00:1  at  the end of fiscal year 1996 and  the  end  of
        each   fiscal  year  thereafter  for  so  long  as   this
        Agreement remains in effect.

      5. Section 6.13(e) of the Loan Agreement is deleted in its entirety and replaced with the following provision:

        f.Maintain a minimum debt and capital expenditure service ratio of at least (i) 1.25:1 at the end of fiscal year 1995, and 1.50:1 at the end of fiscal year 1996 and at the end of each fiscal year thereafter for so long as this Agreement remains in effect. For purposes hereof, "debt and capital expenditure service ratio" shall mean cash flow (meaning after tax net profits plus depreciation) divided by the sum of the current portion of long term debt plus capital expenditures.

     6. A new Section 6.13(g) is added to the Loan Agreement as follows:

        g.Maintain minimum interest and rent coverage of at least: (i) 2.00:1 at the end of fiscal year 1995, and
        (ii) 3.25 at the end of fiscal year 1996 and at the end of each fiscal year thereafter for so long as this Agreement remains in effect. For purposes hereof, "interest and rent coverage" shall mean earnings before interest, rent and taxes divided by the sum of interest and rent expense.

     7. A  new  subsection is added to Section 6.15 of  the  Loan
        Agreement as follows:

        (m) Make payment to Brunswick Corporation, Mercury Marine Division ("Mercury"), of all or any part of the annual payment of 5% of earnings before interest and taxes plus depreciation (an "Earnings Payment"), as indicated in paragraph 4 of Schedule "A" to that Amended and Restated Note, effective date January 1, 1995, in the principal amount of $2,600,000, made by Borrower payable to the order of Mercury, if (i) at the time an Earnings Payment is due, Borrower is not in compliance with the financial covenants set forth in Section 6.13 herein, or (ii) after giving effect to any Earnings Payment then due, Borrower would not be in compliance with the financial covenants set forth in Section 6.13. Any Earnings Payment not made due to the restrictions set forth in this Section 6.13(m) may be made by Borrower at the end of the quarter following the due date of such deferred payments, or at the end of any subsequent quarter, so long as the payment will not result in a violation of subparagraphs (i) or (ii) of this Section 6.15(m).

                  AMENDMENT NO. TWO (CONTINUED)


      8. Except as modified and amended in this Amendment, the Loan Agreement is and shall remain in full force and effect in accordance with its terms.

      IN WITNESS WHEREOF, the parties execute and deliver this Amendment as of the date first written above.


FOUNTAIN POWERBOATS, INC.     METLIFE CAPITAL CORPORATION

By   /s/  Reginald M. Fountain, Jr.  By                     /s/ Michael E. Taft

  Reginald M. Fountain, Jr.             Michael E. Taft, EVP
  (print name and title)         (print name and title)

  Chairman, President, Chief
  Executive Officer, and
  Chief Operating Officer




MetLife Capital

NORTH CAROLINA

BEAUFORT COUNTY

     SECOND LOAN EXTENSION, CONSOLIDATION AND AMENDMENT AGREEMENT

      This  SECOND  LOAN EXTENSION, CONSOLIDATION  AND  AMENDMENT
AGREEMENT,  with  an effective date of January 1,  1995  ("Second
Amendment"), by and among FOUNTAIN POWERBOATS, INC., a North Carolina Corporation ("Borrower"), REGINALD M. FOUNTAIN, JR. ("Fountain") and BRUNSWICK CORPORATION, MERCURY MARINE DIVISION ("Lender").

                      W I T N E S S E T H:

     WHEREAS:

     (a) Borrower and Lender are parties to that certain Revolving Credit Loan Agreement dated December 15, 1992 (the "Loan Agreement") as well as that certain Revolving Credit Security Agreement dated December 15, 1992 ("Security Agreement");

     (b)                           Borrower executed in favor  of
     and  delivered  to  Lender  that  certain  Revolving  Credit
     Promissory Note dated December 15, 1992 ("Original Note");

     (c)                           Borrower executed to Edward J.
     Harper, II, ("Trustee") in favor of Lender that certain Revolving Credit Deed of Trust dated December 15, 1992, which was filed on December 15, 1992 in the Beaufort County Registry in Book 970, Page 27 ("Original Deed of Trust");

     (d) Borrower executed in favor of and delivered to Lender that certain Assignment of Rents, Issues and Profits dated December 15, 1992 which was filed on December 15, 1992 in book 970, Page 41, Beaufort County Registry ("Assignment of Rents");

     (e)                           Fountain individually executed
     in favor of and delivered to Lender that certain Pledge of Securities dated March 22, 1993 ("Pledge");

     (f) Borrower, Fountain and Lender executed that Loan Extension and Amendment Agreement dated July 11, 1994 ("First Amendment") which provided for a modification of certain of the aforesaid loan documents;

     (g) Pursuant to the First Amendment, Borrower executed and delivered to Lender a Supplemental Promissory Note in the principal amount of $874,452.03 dated July 11, 1994 ("Supplemental Note"); and

     (h) To secure the Supplemental Note, Borrower executed to Trustee for the benefit of Lender a Deed of Trust dated July 11, 1994 which was filed in Book 1007, Page 685, Beaufort County Registry ("Supplemental Deed of Trust"); and

      WHEREAS, the aforesaid documents are collectively referred to herein as the "Loan Documents", the Original Note and the Supplemental Note are collectively referred to herein as the "Notes," and the Original Deed of Trust and Supplemental Deed of Trust are collectively referred to herein as the "Deeds of Trust"; and

      WHEREAS, Lender has agreed to extend the term of and amend certain provisions of the Loan Documents, including but not limited to the payment terms, provided that Borrower and Fountain agree to the terms of this Second Amendment as set forth below; and

      WHEREAS, The Notes and Deeds of Trust are in default by reason of Borrower's failure to make all principal and interest payments as required thereunder. As of January 1, 1995, the aggregate balance of principal and interest for the Notes is Two Million Six Hundred Thousand and 00/100 Dollars ($2,600,000.00); and

      WHEREAS, Borrower, Lender and Fountain are entering into this Second Amendment in order to evidence and confirm the extension of the maturity dates and amendments to the Loan
Documents as set forth in this Second Amendment.

      NOW,  THEREFORE,  for good and valuable consideration,  the receipt  and  sufficiency of which are hereby  acknowledged,  the
parties   agree  to  the  modification  of  the  Loan  Documents,
notwithstanding anything contained therein, as follows:

(1) The maturity date of the Notes and Deeds of Trust, and as applicable, of the other Loan Documents, shall be December 1, 1999.

(2) The interest rate which shall accrue on the outstanding principal balance of the Notes shall be at the fixed interest rate of eight and one-half percent (8.5%) per annum for the period beginning January 1, 1995 and ending December 1, 1999.

(3) Payments of principal and interest shall be made pursuant to the Amended and Restated Note, a copy of which is attached hereto and incorporated by reference as Exhibit A ("Amended Note").

(4) Borrower acknowledges and agrees that as of the date hereof, Borrower is in default under the Loan Documents. Borrower acknowledges that Trustee has properly perfected its security interest in and to the personal property and securities described in the Loan Documents and that the real property described in the Deeds of Trust is properly encumbered by the Deeds of Trust.

(5) Borrower hereby waives and releases any and all notices, cure periods, defenses, set-offs and claims which Borrower may be entitled to or may raise against Lender arising out of the Loan Documents or any oral or written correspondence or transactions in connection with the Loan Documents prior to the execution of this Second Amendment.

(6) This Second Amendment is subject to Borrower's satisfaction of the following conditions precedent, or Lender's written waiver thereof:

     (a) Borrower shall provide to Lender endorsements to title insurance polices numbered 93J19100-M and 94J25333-M issued by Fidelity National Title Insurance Company ("Title Polices") which are satisfactory to Lender and which insure Lender's lien position on the property as described in the Title Policies (the "Property"), subject only to such exceptions as are currently reflected in the Title Policies;

     (b) Borrower shall execute, acknowledge and deliver to Lender or Fidelity National Title Insurance Company any documents or instruments required in connection with this Second Amendment or the endorsement to the Title Policies;

     (c) Borrower shall execute, acknowledge and deliver to Lender an exclusive engine Supply Agreement and MerCruiser OEM Purchase Agreement both in form and substance satisfactory to Lender (collectively, the "Supply Agreement");

     (d) Borrower shall provide to Lender all required consents of MetLife Capital Corporation ("MetLife") pursuant to that certain Loan and Security Agreement dated December 31, 1993 by and between Borrower and MetLife including Amendments dated September 23, 1994 and January 1, 1995 and any other loan documents or agreements entered into between Borrower and MetLife;

     (e)                            Borrower  shall  execute  and
     deliver to Lender for recordation the Modification in a form attached hereto as Exhibit B and shall execute and deliver to Lender the Amended Note; and

     (f)                            Borrower  shall  deliver   to
     Lender corporate resolutions of Borrower                    RMF
     and  Fountain  Powerboat Industries, Inc.,  in  a  form  and
     substance                     Initials
     satisfactory to Lender, authorizing the execution,  delivery
     and                           RMF
     performance of the Loan Documents and the Supply Agreement. Initials

(7) Borrower hereby represents, warrants and covenants to Lender that:

     (a) The execution, delivery and performance of this Second Amendment will not conflict with any provision of any law or regulation to which Borrower is subject, or conflict with, result in a breach of, or constitute a default under any of the terms, conditions or provisions of any agreement or instrument to which Borrower is a party or by which it is bound, or any order or decree applicable to Borrower, or result in the creation or imposition of any lien on any of Borrower's assets or property, which would materially and adversely affect the ability of Borrower to carry out its obligations under this Second Amendment and the Notes and Deeds of Trust as modified herein;

     (b) There is no action, suit or proceeding pending or threatened against Borrower or the Property in any court or by or before any other government agency or instrumentality which would materially and adversely affect the ability of Borrower to carry out its obligations under this Second Amendment and the Loan Documents as modified. The execution and delivery of this Second Amendment will not result in a conflict with or violation of any law, rule, regulation, judgment or court order affecting Borrower or the Property;

     (c)                             Borrower  holds  fee  simple
     title to the Property free and clear of all encumbrances, liens, claims, leases or tenancies except as reflected by the Title Policies;

     (d)                           All real and personal property
     taxes for Borrower on the Property have been dully filed and paid through 1994;

     (e) The Property has not been used for Hazardous Waste storage, treatment or disposal during or prior to Borrower's ownership of the Property and Borrower has not transported or caused to be transported to the Property, stored or caused to be stored on the Property, released or been made aware of the existence of any release on the Property, or disposed of or caused to be disposed of on the Property any "oil" as defined in the North Carolina Oil Pollution and Hazardous Substances Control Act, N.C.G.S.
     Section 143-215.77, or "hazardous waste" as defined in the Resource Conservation and Recovery Act of 1976 (as amended), 42 U.S.C. Section 6901 et seg., or "hazardous substances" as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (as amended) 42 U.S.C. Section 9601 et seg.; Borrower is in material compliance with all federal, state and local environmental laws, regulations or ordinances and has received no notice that is the subject of any federal or state investigation the purpose of which is to evaluate whether any remedial or other action is needed at the Property; there is no contamination of soils, surface water or ground water beneath the surface of the Property by oil, hazardous waste or hazardous substances;

     (f) Borrower has no intention of filing any voluntary petition or initiating any voluntary proceedings under the Federal Bankruptcy Code or similar state legislation to obtain relief from creditors and any reorganization, insolvency, receivership or similar proceedings, and has no knowledge of any threatened involuntary bankruptcy proceedings affecting Borrower;

     (g)                            Borrower  currently  has   in
     force insurance policies covering the Property which comply with the property insurance requirements set forth in the Loan Documents;

     (h)                            Borrower  does not  have  the
     right to disbursement of additional loan proceeds pursuant to the Loan Documents;

     (i)                             The   outstanding  aggregate
     principal balance and accrued interest of the Notes  is  Two
     Million    Six   Hundred   Thousand   and   00/100   Dollars
     ($2,600,000.00);

     (j) The Loan Documents, Guaranty, and Supply Agreement are valid and enforceable obligations of the Borrower and Fountain. Borrower is a North Carolina corporation duly organized and validly existing with full power and authority to execute, deliver and perform pursuant to the Loan Documents and Supply Agreement (including this Second Amendment, the Amended Note, and the Modification of Deeds of Trust and Assignment of Rents, Issues and Profits (Modifications)).

(8) Borrower hereby releases and forever discharges Lender and all of its subsidiaries, affiliates, divisions, officers, directors, employees, agents, attorneys, advisors, successors and assigns (collectively, the "Released Parties") from any and all claims, demands, debts, liabilities, contracts, obligations, accounts, torts, causes of action or claims for relief of whatever kind or nature, whether known or unknown, whether suspected or unsuspected, which Borrower may have or which may hereafter be asserted or accrue against the Released Parties or any of them, resulting from or in any way relating to any act or omission done or committed by the Released Parties, or any of them prior to the date hereof with respect to the Property or Loan Documents. This release relates to all claims which now exist or may hereafter arise as a result of acts or omissions occurring before the effective date hereof, whether or not known or suspected hereto. Borrower expressly acknowledges that although it may be that ordinarily a general release does not extend to claims about which the releasing party does not know or suspect to exist in its favor, or which if known must have materially affected its settlement with the party released, it has carefully considered and taken into account in determining to enter into this Second Amendment the possible existence of such unknown losses or claims. Borrower expressly waives any and all rights conferred upon it by any statute or rule of law which provides that a release does not extend to claims about which the claimant does not know or suspect to exist in its favor at the time of executing the release. This release shall constitute a complete defense to any claim, cause of action, defense, contract, liability, and indebtedness or obligation released pursuant to this release. Nothing in this release shall be construed as an admission by Lender or any Released Party that any defenses, indebtedness, obligation, liability, claim or cause of action exists which is within the scope of those hereby released.

(9) Borrower represents and warrants that Borrower has not heretofore assigned or transferred or purported to assign or transfer to any person any matter released hereunder or any portion thereof or interest therein, and Borrower agrees to indemnify, defend and hold the Released Parties harmless from and against any and all claims based on or arising out of any such assignment or transfer or purported assignment or transfer.

(10) Fountain has entered into this Second Amendment for the purpose of confirming his agreement to provide a guaranty of the loan pursuant to the Guaranty Agreement attached hereto as Exhibit "C" (the "Guaranty"), which said Guaranty is provided in consideration of the agreement of Lender to enter into this Second Amendment and to modify and extend the loan evidenced by the Loan Documents. Fountain has also entered into this agreement to confirm and ratify that the pledge of shares of capital stock of Borrower which has been given by Fountain to Lender shall continue to serve as security for the loan evidenced by the Loan Documents as modified herein and by the Amended Note.

(11) Borrower agrees that it will execute such other documents as may be required by Lender in its sole discretion to complete this Second Amendment or to accomplish the intended purposes of this Second Amendment.

(12) Borrower acknowledges that by accepting payment of any sum set forth herein by Borrower, Lender does not waive in any manner Lender's right to require prompt payment when due of all other sums evidence by the Notes and secured by the Deeds of Trust, as modified herein, and to declare a default for failure of Borrower to comply fully with the terms and conditions of the Notes and the Deeds of Trust. The waiver of any default of Borrower under the Notes or the Deeds of Trust, as modified, shall not be or be deemed to be a waiver of any other or similar default by Borrower after such waiver.

(13) This Second Amendment and all provisions hereof, shall extend to and be binding upon and inure to the benefit of the respective heirs, legatees, legal representatives, successors and assigns of the parties hereto.

(14) The Notes, Deeds of Trust, and all Loan Documents are hereby modified in accordance with this Second Amendment. All references to a particular loan documents in the Loan Documents shall be deemed to refer to said loan document as amended by this agreement.

(15) Borrower shall reimburse Lender for all reasonable attorney's fees and any expenses arising from and after the date hereof, incurred by Lender in connection with the enforcement of Lender's rights under this Second Amendment and each of the other Loan Documents, as modified.

(16) The parties hereto expressly disclaim any intent to effect a novation or an extinguishment or discharge of any of the Borrower's obligations under the Loan Documents. Except as expressly modified, herein, each Loan Document remains in full force and effect and is hereby confirmed and ratified in all respect.

(17)   The  phrase  "Mercury  Marine,  a  division  of  Brunswick
Corporation" appearing anywhere in any of the Loan Documents shall be deemed to mean Brunswick Corporation, Mercury Marine
Division.

(18) This Second Amendment contains the entire agreement between the parties relating to the transactions contemplated hereby, and all prior or contemporaneous agreements, understandings, representations and statements, oral or written are merged herein. No modification or amendment of this Second Amendment or any waiver of any provision hereof shall be effective, unless the same is in writing signed by the party against whom enforcement is sought.

(19) If any of the provisions of this Second Amendment shall be deemed invalid or unenforceable, the remainder of this Second
Amendment shall not be affected thereby and shall remain valid and enforceable to the fullest extent permitted by law.

(20) This agreement shall be governed by and construed in accordance with the laws in the State of North Carolina.

(21) This agreement may be executed in one or more counterparts, each of which shall be an original, but all of which together shall constitute one original instrument.

(22)   All  representations  and  warranties  contained  in  this
agreement   shall  survive  the  closing  of  the   restructuring
transaction and modifications contained herein.

      IN WITNESS WHEREOF, the corporate parties have caused this instrument to be executed by their duly authorized officers and their corporate seals affixed hereto and Fountain has affixed his hand and seal effective as of the day and year first above written.

                                      FOUNTAIN POWERBOATS, INC.

                                   By:   /s/ R.M. Fountain, Jr.
                                      _____________ President

ATTEST:

  /s/ June A. Thomason
Assistant Secretary
     [Corporate Seal]


                                      BRUNSWICK CORPORATION
                                      MERCURY MARINE DIVISION


                                                By:______________
______________
                                      Vice President

ATTEST:

___________________________
Assistant Secretary

     [Corporate Seal]

                                   /s/ Reginals M. Fountain, Jr., (SEAL)
                                   Reginald M. Fountain, Jr.

                            EXHIBIT A


                    AMENDED AND RESTATED NOTE


$2,600,000.00                      Effective Date: January 1,
1995
                                           (the "Effective Date")

      For value received, Fountain Powerboats, Inc., a North Carolina corporation ("Maker"), promises to pay to the order of Brunswick Corporation, Mercury Marine division, a Delaware corporation (the "Lender") at its office located at 3003 N. Perkins Rd., Stillwater, Oklahoma 74075, or at such other place as the holder may hereafter designate, the sum of TWO MILLION SIX HUNDRED THOUSAND DOLLARS ($2,600,000.00). Interest on all unpaid principal shall accrue at the rate of eight and one half percent (8.5%) per annum from the Effective Date hereof until paid. Principal and interest shall be payable pursuant to the terms set forth in Schedule A, attached hereto, and expressly made a part of this Note. Interest shall be calculated on the basis of the actual number of days elapsed over a year of 365 days.

     The Maker and all sureties, endorsers and guarantors of this note waive demand, presentment for payment, notice of non-payment, protest, notice of protest, all pleas of division and discussion and all other notice, filing of suit and diligence in collecting this note or enforcing any of the security herefor, and agree to any substitution, exchange or release of any such security or the release of any party primarily or secondarily liable hereon and further agree that it will not be necessary for any holder hereof, in order to enforce payment by them of this note, to first institute suit or exhaust its remedies against any maker or others liable herefor, or to enforce its rights against any security herefor, and consent to any extensions or postponements of time of payment of this note or any other indulgences with respect hereto, without notice thereof to any of them and hereby bind themselves in solido for the payment hereof in principal, interest, costs and attorneys' fees.

      It is agreed that in case it shall become necessary to institute legal proceedings for the recovery of the amount of this note, or any part hereof, or in case it shall be necessary to employ counsel to collect, or to attempt to collect, same, Maker will pay all reasonable fees of the attorney(s)-at-law who may be employed for that purpose, as allowed by North Carolina law.

      Upon the occurrence of any of the following, this note shall, at the option of holder, ipso facto and at once and without notice or demand, mature, and all remaining unpaid installments hereon shall immediately become due: (i) failure of the Maker to pay any installment hereof within (10) days of the date same is due; (ii) violation by Maker or any other party of any of the terms or provisions of, or failure of Maker or any other party to fulfill any of its obligations under, any mortgage or security agreement securing this note; (iii) commencement of foreclosure proceedings against Maker, or seizure of any assets of Maker, by MetLife Capital Corporation, its successors or assigns; (iv) Maker shall be adjudicated a bankrupt, or a trustee or receiver shall be appointed for the Maker or for all or any part of the property of Maker in any involuntary or voluntary proceeding for the reorganization, dissolution, liquidation or winding-up of Maker; or (v) occurrence of an Event of Default or a default in any of the terms, conditions or covenants contained in the security instruments securing this Amended and Restated
Note including, but not limited to the "Security Documents", as defined below, or any amendments and supplements thereto.

     This note is secured by the following instruments:

     (a) Revolving Credit Loan Agreement dated December 15, 1992 (the "Loan Agreement") as well as that certain Revolving Credit Security Agreement dated December 15, 1992 ("Security Agreement"), both by and between Maker and Lender;

     (b) Revolving Credit Deed of Trust dated December 15, 1992 executed by Maker to Edward J. Harper, II, as trustee (the "Trustee"), which was filed on December 15, 1992 in the Beaufort County Registry in Book 970, Page 27 ("Original Deed of Trust");

     (c) Assignment of Rents, Issues and Profits executed by Maker in favor of Lender dated December 15, 1992 which was filed on December 15, 1992 in Book 970, Page 41, Beaufort County Registry ("Assignment of Rents");

     (d)                            Pledge of Securities executed
     by Reginald M. Fountain, Jr. ("Fountain") in favor of Lender dated March 22, 1993 ("Pledge");

     (e) Loan Extension and Amendment Agreement by and among Maker, Fountain and Lender dated July 11, 1994 ("First Amendment") which provided for a modification of certain of the aforesaid loan documents;

     (f)                            Deed  of  Trust  executed  by
     Maker  to  the Trustee for the benefit of Lender dated  July
     11,  1994  filed  in  Book 1007, Page 685,  Beaufort  County
     Registry ("Supplemental Deed of Trust");

     (g)                              Second    Loan   Extension,
     Consolidation and Amendment Agreement with effective date as of January 1, 1995 by and among Maker, Fountain and Lender;

     (h)                           Modification of Deeds of Trust
     and Assignment of Rents, Issues and Profits with effective date as of January 1, 1995 by and among Maker, Fountain, Trustee, and Lender;

     (i)                              Guaranty   Agreement   with
     effective date as of January 1, 1995 executed by Fountain and in favor of Lender; and

     (j)                            Supply Agreement dated as  of
     the Execution Date hereof by and between Maker and Lender.

The aforesaid documents are collectively referred to herein as the "Security Documents". It is agreed that, in addition to any other acceleration rights contained herein, this note shall at once become due and payable at the option of the legal holder hereof pursuant to the default provisions contained in the Security Documents.

      This note is given in substitution for and consolidation of that certain Revolving Credit Promissory Note dated December 15, 1992 drawn by Maker and payable to the order of Lender (the "Original Note"), as modified by the First Amendment, and that certain Supplemental Promissory Note in the principal amount of $874,452.03 dated July 11, 1994 drawn by Maker and payable to the order of Lender (the "Supplemental Note") (the Original Note and Supplemental Note are herewith collectively referred to as the "Original Notes"). Nothing contained in this note shall be construed or is intended: (a) as a novation of the Original Notes or the collateral securing same; (b) to be deemed as payment of any amount of principal or interest on the Original Notes; or (c) to release, cancel, terminate or otherwise impair the status, validity, perfection or priority of the liens created by the collateral securing the Original Notes, and the Maker hereby ratifies, confirms and approves the continuing existence, validity, perfection, priority and binding effect of all collateral securing the Original Notes, including, without limitation, the Pledge, the Assignment of Rents, the Original Deed of Trust, the Supplemental Deed of Trust, and any amendments, modifications, or supplements thereto.

       Notwithstanding anything herein, or construed to the contrary, the Maker and Lender agree that it shall not be deemed, construed or intended that this note shall bear interest at a rate higher than the highest contract rate allowed by law in the state of North Carolina, or by applicable federal law, whichever is greater.

      The failure of the holder hereof to exercise any of its rights hereunder in any instance shall not constitute a waiver thereof in that or any other instance.

     This note, in whole or in part, shall be fully assignable by the holder hereof without the consent of Maker; however, Maker shall have no right to assign this note, in whole or in part, without the prior written consent of the holder of this note.

      This note shall be governed by and construed in accordance with the laws of the State of North Carolina.

      IN WITNESS WHEREOF, Maker has caused this instrument to be executed by its duly authorized corporate officer and its corporate seal affixed hereto all on this 24th day of February, 1995 (the "Effective Date").

                                   FOUNTAIN POWERBOATS, INC.

                                    By:                       /s/
R. M. Fountain, Jr.
                                      President

ATTEST:

  /s/ June A. Thomason
Assistant Secretary


     [Corporate Seal]
                          SCHEDULE "A"
                               to
                    AMENDED AND RESTATED NOTE


      This Schedule A is made a part of that certain Amended  and
Restated  Note with Effective Date as of January 1, 1995  by  and
between  Brunswick  Corporation,  Mercury  Marine  division,   as
Holder, and Fountain Powerboats, Inc., as Maker.

      The  principal  sum  shall  bear  interest  on  the  unpaid principal amount at an annual rate of eight and one-half  percent
(8.5%).   Payments  of principal and interest  shall  be  due  as
follows:

     1. One (1) payment (principal and interest) in the amount of $70,000.00 shall be due and payable simultaneously with the execution and delivery of the Note.

     2. Fifty-Eight (58) successive monthly installment payments (principal and interest) each in the amount of $35,000.00 shall be due and payable beginning on March 1, 1995 and continuing thereafter on the 1st day of each successive month for a period of five (5) years from and after the Effective Date, until and including December 1, 1999, when all of the total outstanding unpaid principal and accrued, unpaid interest shall be immediately due and payable.

     3. Nineteen (19) quarterly payments (principal and interest) in the amount of $300.00 per stern drive marine engine and $170.00 per outboard marine engine purchased by Maker, its affiliates, parent companies and/or subsidiaries, from Brunswick Corporation, Mercury Marine division during the previous calendar quarter shall be due and payable on the following dates: April 25, 1995, July 25, 1995, October 25, 1995, January 25,
        1996,  April 25, 1996, July 25, 1996, October  25,  1996,
        January  25, 1997, April 25, 1997, July 25, 1997, October
        25,  1997,  January 25, 1998, April 25,  1998,  July  25,
        1998,  October  25,  1998, January 25,  1999,  April  25,
        1999, July 25, 1999 and October 25, 1999.

     4. Five (5) annual payments (principal and interest) shall be due and payable beginning on August 25, 1995, and continuing on the 25th day of August of each successive year thereafter up to and including August 25, 1999 in the amount of five percent (5%) of Maker's prior fiscal year-end earnings EBITD (before interest, taxes and depreciation) (computed using a fiscal year ending on June 30th of each year).

     5. Notwithstanding the payment amounts referred to above, a final "balloon" payment in the amount of all total outstanding unpaid principal and accrued, unpaid interest shall be additionally due and payable on December 1, 1999.

     6. All payment amounts referred to above shall be first applied to interest and then to principal reduction.

       Notwithstanding anything herein, or construed to the contrary, the Maker and Holder hereof agree that the Holder shall forgive and discharge Maker from the last $800,000.00 of payments due hereunder, provided that (a) Maker reduces the Note balance of unpaid principal and accrued, unpaid interest to the sum of $800,000.00 on or before December 1, 1997 (the "Early Payoff Date"); and (b) Maker timely makes all payments required under the Note prior to the Early Payoff Date.

      Payments shall continue on the same day of each succeeding month, quarter, or year, as set forth above, until principal and interest are fully paid.

                           EXHIBIT "B"



PREPARED BY AND MAIL TO:           Michael G. Winters
                                   SMITH HELMS MULLISS & MOORE,
L.L.P.
                                   Post Office Box 27525
                                   Raleigh, North Carolina  27611


NORTH CAROLINA

BEAUFORT COUNTY                    MODIFICATION OF DEEDS OF TRUST
AND
                               ASSIGNMENT OF RENTS, ISSUES AND
PROFITS

THIS MODIFICATION OF DEEDS OF TRUST AND ASSIGNMENT OF RENTS, ISSUES AND PROFITS is made as of the effective date of January 1, 1994 for the Trustee by and among FOUNTAIN POWERBOATS, INC., a North Carolina corporation ("Borrower"); SMITH HELMS MULLISS & MOORE ("Substitute Trustee"); and BRUNSWICK CORPORATION, Mercury Marine Division, a Delaware Corporation ("Lender").

                       W I T N E S S E T H

      WHEREAS, Borrower is indebted to Lender as evidenced by a Revolving Credit Promissory Note dated December 15, 1992 in the original principal amount of Two Million and No/100's Dollars
($2,000,000.00) ("Original Note"); and

      WHEREAS, the Original Note is secured by certain property, ("Property") described I that Revolving Credit Deed of Trust dated December 15, 1992 from Borrower as Grantor to Edward J. Harper, II as trustee for the benefit of Lender, recorded on December 15, 1992 in Book 970, Page 27, Beaufort County Registry ("Original Deed of Trust"); and

      WHEREAS, the Original Note is further secured by that Assignment of Rents, Issues and Profits entered into between Borrower and Lender on December 15, 1992 and recorded in Book
970, Page 41, Beaufort County Registry ("Assignment"); and

      WHEREAS, pursuant to the terms of that certain Loan Extension and Amendment Agreement dated July 11, 1994 ("Extension Agreement") Borrower executed and delivered to Lender that certain Supplemental Promissory Note dated July 11, 1994 ("Supplemental Note") in the original principal amount of Eight Hundred Seventy-Four Thousand Four Hundred Fifty-Two and 03/100's Dollars ($874,452.03) to evidence the obligation of Borrower to Lender for the amounts in addition to the Two Million and No/100's Dollars obligation reflected in the Original Note; and

       WHEREAS, in order to secure the obligations of the Supplemental Note, Borrower executed a Deed of Trust to Edward J. Harper, II as trustee for the benefit of Lender dated July 11, 1994, recorded September 1, 1994 in Book 1007, Page 685, Beaufort County Registry ("Supplemental Deed of Trust"); and

      WHEREAS, pursuant to the terms of that certain Second Loan Extension, Consolidation and Amendment Agreement entered into between Borrower, Reginald M. Fountain, Jr., and Lender, Borrower has executed an Amended and Restated Promissory Note with an effective date of January 1, 1995 ("Amended Note");

      WHEREAS, in order to continue to secure the loan evidenced by the Original Note, the Supplemental Note, and no evidenced by the Amended Note, the parties hereto have agreed to modify the Original Deed of Trust and the Supplemental Deed of Trust (collectively referred to herein as the "Deeds of Trust") as set forth herein; and

      WHEREAS, Substitute Trustee has been substituted as trustee on the Original Deed of Trust and the Supplemental Deed of Trust by instrument recorded in the Beaufort County Registry.

      NOW, THEREFORE, for and in consideration of the premises, the sum of Ten and No/100's Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto covenant and agree as follows:

      1. As of January 1, 1995, the outstanding balance of principal and accrued interest is in the total amount of Two
Million Six Hundred Thousand and 00/100 Dollars ($2,600,000.00).

      2. The loans evidenced by the Original Note and the Supplemental Note will mature on December 1, 1999, at which time a final payment of all unpaid principal and interest shall be due. The maturity date of the Deeds of Trust shall be December 1, 1999.

      3. The term "Beneficiary" as used in the Deeds of Trust shall mean Brunswick Corporation, Mercury Marine Division. The Assignment of Rents is modified to reflect that the correct name of the party of the second part is Brunswick Corporation, Mercury Marine Division.

      4. The Parties hereto acknowledge and agree that the provisions of this Agreement constitute amendments to, and not a novation of, the indebtedness formerly evidenced by the Original Note and the Supplemental Note. This Modification of Deeds of Trust and Assignment of Rents, Issues and Profits does not constitute a cancellation or payment of the indebtedness formerly evidenced by the Original Note or the Supplemental Note or the transfer of property to secure the indebtedness formerly evidenced by the Original Note or the Supplemental Note.

      5. Borrower hereby ratifies, restates, and confirms all of the covenants, representations and warranties contained in the Deeds of Trust. Borrower has no claims, offsets or defenses with respect to payment of the principal amount as provided in the Original Note or Supplemental Note.

      6. Borrower represents and warrants as of the date hereof that it holds title to an indefeasible estate in fee simple in the Property and the Property is free and clear of all liens, charges and encumbrances whatsoever except the lien of the Deeds of Trust and those liens and encumbrances shown in title policies issued by Fidelity National Title Insurance Company of Pennsylvania bearing Policy Number 93J19100-M and 94J25333-M.

      7. Except as herein specifically modified and amended, the terms and conditions of the Deeds of Trust and the Assignment shall remain in full force and effect as therein provided. This Modification shall be binding upon the Parties, their successors and assigns.

      IN WITNESS WHEREOF, the corporate parties have caused this instrument to be executed by their duly authorized corporate officers and their corporate seals affixed hereto and the Trustee has affixed his hand and seal all effective as of the day and year first above written.


                                      FOUNTAIN POWERBOATS, INC.

                                   By:   /s/ R. M. Fountain, Jr.
                                      President

ATTEST:

  /s/ June A. Thomason
Assistant Secretary

     [CORPORATE SEAL]


                                         BRUNSWICK   CORPORATION,
MERCURY
                                      MARINE DIVISION


                                                By:______________
______________
                                      Vice President

ATTEST:

___________________________
Assistant Secretary

     [Corporate Seal]


                                      SUBSTITUTE TRUSTEE
                                       SMITH  HELMS MULLISS & MOORE,
L.L.P.


                                      By:________________________
(SEAL)
                                      Partner

NORTH CAROLINA

Bertie County

     I, a Notary Public of the county and state foresaid, certify that June A. Thomason, personally came before me this day and acknowledged that he/she is Assistant Secretary of FOUNTAIN
POWERBOATS, INC., a North Carolina corporation, and that by authority duly given and as the act of the corporation, the foregoing instrument was signed in its name by its CEO and President, sealed with its corporate seal and attested by him/her as its Assistant Secretary.

      Witness my hand and official stamp or seal, this the 24th day of February, 1995.



                               Notary Public


My Commission Expires:

     6-27-97


State of Illinois

County of Lake

      I, a Notary Public of the county and state aforesaid, certify that ___________________________, personally came before me this day and acknowledged that he/she is Assistant Secretary of BRUNSWICK CORPORATION, MERCURY MARINE DIVISION, a Delaware corporation, and that by authority duly given and as the act of the corporation, the foregoing instrument was signed in its name by its Vice President, sealed with its corporate seal and attested by him/her as its Assistant Secretary.

      Witness my hand and official stamp or seal, this the ____ day of January, 1995.



                               Notary Public


My Commission Expires:



NORTH CAROLINA

Wake County

      I, a Notary Public of the county and state aforesaid, certify that ___________________________, General Partner of
Smith Helms Mulliss & Moore, Substitute Trustee, personally appeared before me this day and acknowledged the due execution of the foregoing instrument.

      Witness my hand and official stamp or seal, this the ____ day of January, 1995.



                               Notary Public


My Commission Expires:


                            EXHIBIT C


                       GUARANTY AGREEMENT


     THIS GUARANTY AGREEMENT, with an effective date as of January 1, 1995 (the "Guaranty"), is given by REGINALD M. FOUNTAIN, JR., (the `Guarantor"),; and extended to BRUNSWICK CORPORATION, MERCURY MARINE DIVISION, a Delaware corporation ("Lender") for the benefit of FOUNTAIN POWERBOATS, INC., a North Carolina corporation ("Borrower")

                        R E C I T A L S:

     WHEREAS:

     1.      (a)                      Borrower  and  Lender   are
     parties to that certain Revolving Credit Loan Agreement dated December 15, 1992 (the "Loan Agreement") as well as that certain Revolving Credit Security Agreement dated December 15, 1992 ("Security Agreement");

        (b) Borrower executed in favor of and delivered to Lender that certain Revolving Credit Promissory Note dated December
     15, 1992 ("Original Note");

       (c) Borrower executed to Edward J. Harper, II, ("Trustee") in favor of Lender that certain Revolving Credit Deed of Trust dated December 15, 1992, which was filed on December 15, 1992 in the Beaufort County Registry in Book 970, Page 27 ("Original Deed of Trust");

        (d) Borrower executed in favor of and delivered to Lender that certain Assignment of Rents, Issues and Profits dated December 15, 1992 which was filed on December 15, 1992 in Book 970, Page 41, Beaufort County Registry ("Assignment of Rents");

        (e) Fountain individually executed in favor of and delivered to Lender that certain Pledge of Securities dated
     March 22, 1993 ("Pledge");

        (f)  Borrower,  Fountain and Lender  executed  that  Loan
     Extension  and  Amendment  Agreement  dated  July  11,  1994
     ("First Amendment") which provided for a modification of certain of the aforesaid loan documents;

       (g) pursuant to the First Amendment, Borrower executed and delivered  to Lender a Supplemental Promissory Note  in  the
     principal  amount  of  $874,452.03  dated  July   11,   1994
     ("Supplemental Note");

        (h) to secure the Supplemental Note, Borrower executed to Trustee for the benefit of Lender a Deed of Trust dated July
     11,  1994  which was filed in Book 1007, Page 685,  Beaufort
     County Registry ("Supplemental Deed of Trust"); and

        (i) Borrower, Lender and Guarantor have entered into that Second Loan Extension, Consolidation and Amendment Agreement ("Second Amendment"), an Amended and Restated Note ("Amended Note") and Modification of Deeds of Trust and Assignment of Rents, Issues and Profits ("Modifications"), all with an effective date of January 1, 1995, which provided for a modification of the Loan Documents as defined herein.

        (j) Borrower and Lender have entered into an exclusive engine Supply Agreement dated February 24, 1995.

       2. WHEREAS, the aforesaid documents are collectively referred to herein as the "Loan Documents", the Original Note, the Supplemental Note and the Amended Note are collectively referred to herein as the "Notes," and the Original Deed of Trust and Supplemental Deed of Trust are collectively referred to herein as the Deeds of Trust; and

      3. The Guarantor is a shareholder of Borrower's parent corporation, Fountain Powerboat Industries, Inc.; and

      4. Without this Guaranty the Lender would be unwilling to make the extension and modify; and

      5. Because of the direct benefit to the Guarantor form the extension and modification of the loan to the Borrower, the Guarantor agrees to guarantee to the Lender the obligations of the Borrower as set forth herein.

      NOW, THEREFORE, in consideration of the Lender agreeing to the extension and modification of the loan to Borrower and for other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged:

        1. Guaranty of Payment. The Guarantor hereby unconditionally guarantees to the Lender the payment, when due, by acceleration or otherwise, of the Indebtedness. The maximum liability of Guarantor under this Guaranty shall be the sum of One Million and no/100ths Dollars ($1,000,000.00). For the
purposes hereof, the term "Indebtedness" shall include any and all indebtedness of the Borrower to the Lender, including without limitation, all principal, interest, fees and expenses, evidenced by the Notes, the Loan Agreement, the Deeds of Trust, the Second Amendment, and the Modification, or arising in connection with the loan, whether existing now or arising hereafter, as such Indebtedness may be modified, extended or renewed from time to time. The guaranty of the Guarantor as set forth in this section is a guaranty of payment and not of collection.

     2. Subordination.

        (a) Any indebtedness of the Borrower to the Guarantor now
     or  hereafter existing, together with any interest  thereon,
     shall   be,  and  such  indebtedness  is  hereby,  deferred,
     postponed and subordinated to the Indebtedness.

        (b) Any lien or charge on the Property (as defined in the Loan Agreement), all rights therein and thereto, and on the revenue and income to be realized therefrom, which the Guarantor may have or obtain as security for any loans shall be, and such lien or charge hereby is, subordinated to the Deeds of Trust and all other Loan Documents and to the Indebtedness.

     3. Release of Collateral, Parties Liable, etc.

         (a) The Guarantor agrees that the whole or any part of the security now or hereafter held for the Indebtedness may be exchanged, compromised, or surrendered from time to time; that the Lender shall have no obligation to protect, perfect, secure or insure any such security interests, liens or encumbrances now or hereafter held for the Indebtedness or the properties subject thereto; that the time or place of payment of the Indebtedness may be changed or extended, in whole or in part, to a time certain or otherwise, and may be renewed or accelerated, in whole or in part; that the Borrower may be granted indulgences generally, that any of the provisions of the Loan Agreement, the Note, or any other documents executed in connection with this transaction, may be modified, amended or waived; that any party (including any co-guarantor) liable for the payment thereof may be granted indulgences or released; and that any deposit balance for the credit of the Borrower or any other party liable for the payment of the Indebtedness or liable upon any security therefor may be released, in whole or in part, at, before and/or after the stated, extended or accelerated maturity of the Indebtedness, all without notice to or further assent by the Guarantor, who shall remain bound thereon, notwithstanding any such exchange, compromise, surrender, extension, renewal, acceleration, modification, indulgence or release.

         (b) Notwithstanding the foregoing, Guarantor shall be released from his monetary obligations hereunder to the extent that Borrower's failure to pay the Indebtedness, prior to acceleration of the Indebtedness, is solely the direct and proximate result of a material default by Lender of its engine supply obligations to Borrower under the terms of that certain MerCruiser OEM Purchase Agreement dated on or about the date of execution hereof, by and among Borrower, Lender, and, if applicable, Borrower's buying group, and any extensions, renewals, and replacements thereof (the "Purchase Agreement"). For purposes hereof, Lender shall not be considered to be in material default to the Purchase Agreement for failure or refusal to ship engines to Borrower for credit related reasons.

      4. Waiver of Rights. The Guarantor expressly waives: (a) notice of acceptance of this Guaranty by the Lender and of all
extensions  of  credit  to  the  Borrower  by  the  Lender;   (b)
presentment  and  demand for payment of any of the  Indebtedness;
(c) protest and notice of dishonor or of default to the Guarantor or to any other party with respect to the Indebtedness or with respect to any security therefor; (d) notice of the Lender obtaining, amending, substituting for, releasing, waiving or modifying any security interest, liens, or encumbrances now or
hereafter   securing   the   Indebtedness,   or   the    Lender's
subordinating,   compromising,  discharging  or  releasing   such
security  interests,  liens  or encumbrances;   (e)   demand  for
payment  under  this  Guaranty; and  (f)   any  right  to  assert
against the Lender, as a defense, counterclaim, set-off, or cross-claim any defense (legal or equitable), set-off, counterclaim or claim which the Guarantor may now or hereafter have against the Lender or the Borrower, but such waiver shall not prevent the Guarantor from asserting against the Lender in a separate action, any claim, action, cause or action, or demand that the Guarantor might have, whether or not arising out of this Guaranty.

     5. Primary Liability of the Guarantor. The Guarantor agrees that this Guaranty may be enforced by the Lender without the necessity at any time of resorting to or exhausting any other security or collateral and without the necessity at any time of having recourse to the Notes or the Property through foreclosure proceedings under the Deeds of Trust or otherwise, and the Guarantor hereby waives any rights it may otherwise have under N.C. Gen. State. Sections 26-7 et. seg. inclusive and the right to require the Lender to proceed against the Borrower or any co-guarantor or to require the Lender to pursue any other remedy or enforce any other right. The Guarantor further agrees that the Guarantor shall have no right of reimbursement or indemnity whatsoever, nor shall the Guarantor have any right of recourse to security for the debts and obligations of the Borrower to the Lender, unless and until all of the debts and obligations of the Borrower to the Lender have been paid in full. The Guarantor further agrees that nothing contained herein shall prevent the Lender from suing on the Notes or foreclosing the Deeds of Trust or from exercising any other rights available to it under the Notes, the Deeds of Trust or the Loan Agreement, or any other instrument of security if neither the Borrower nor the Guarantor timely performs the obligation of the Borrower thereunder, and the exercise of any of the aforesaid rights and the completion of any foreclosure proceedings shall not constitute a discharge of any of the Guarantor's obligations hereunder; it being the purpose and intent of the Guarantor that the Guarantor's obligations hereunder shall be absolute, independent and unconditional under any and all circumstances. Neither the Guarantor's obligations under this Guaranty nor any remedy for the enforcement thereof shall be impaired, modified, changed or released in any manner whatsoever by an impairment, modification, change, release or limitation of the liability of the Borrower or any co-guarantor or by reason of the Borrower's or any co-guarantor's bankruptcy or insolvency. The Guarantor acknowledges that the term "Indebtedness" as used herein includes any payments made by the Borrower to the Lender and subsequently recovered by the Borrower or a trustee for the Borrower pursuant to the Borrower's bankruptcy or insolvency. At any time the Lender is entitled to exercise its remedies hereunder, it may in its discretion elect to demand payment or performance. In the event the Lender elects to demand performance, it shall at all times thereafter have the right to demand payment until all of the Indebtedness has been paid in full. In the event the Lender elects to demand payment, it shall at all times thereafter have the right to demand performance until all of the Indebtedness has been paid in full.

      6. Attorneys' Fees and Costs of Collection. If at any time or times hereafter the Lender employs counsel to pursue collection, to intervene, to sue for enforcement of the terms hereof or of the Notes, or to file a petition, complaint, answer, motion or other pleading in any suit or proceeding relating to this Guaranty or the Notes, then in such event, all of the reasonable attorneys' fees relating thereto shall be an additional liability of the Guarantor to the Lender, payable on demand.

      7. Security Interests and Setoff. As security for the Guarantor's obligations hereunder, the Guarantor agrees that (a) in the event the Guarantor fails to pay his obligations hereunder when due and payable under this Guaranty, any of the Guarantor's assets of any kind, nature or description (including, without limitation, deposit accounts) in the possession, control or custody of the Lender, may, without notice to the Guarantor, be reduced to cash or the like and applied by the Lender in reduction or payment of the Guarantor's obligations hereunder;
(b) all security interests, liens and encumbrances heretofore, now and at any time or times hereafter granted by the Guarantor to the Lender shall also secure the Guarantor's obligations hereunder; and (c) the Lender shall have the right, immediately and without further action by it, to set off against the Indebtedness all money owed by the Lender in any capacity to the Guarantor, whether or not due, and the Lender shall be deemed to have made a charge against any such money immediately upon the occurrence of such obligation becoming due even though such charge is made or entered on the books of the Lender subsequent thereto.

      8. Term of Guaranty; Warranties. This Guaranty shall continue in full force and effect until the Indebtedness is fully paid, performed and discharged. This Guaranty covers the Indebtedness whether presently outstanding or arising subsequent to the date hereof including all amounts advanced by the Lender in stages or installments. The Guarantor warrants and represents to the Lender, (i) that this Guaranty is binding upon and enforceable against the Guarantor, in accordance with its terms,
(ii) that the execution and delivery of this Guaranty do not violate or constitute a breach of any agreement to which the Guarantor is a party or of any applicable laws, (iii) that there is no litigation, claim, action or proceeding pending, or, to the best knowledge of the Guarantor, threatened against the Guarantor which would materially adversely affect the financial condition of the Guarantor or his ability to fulfill his obligations hereunder. Guarantor agrees to submit annually to the Lender current financial statements in a form satisfactory to Lender. In addition to net worth information, these statements must disclose contingent liability and income information. Guarantor agrees to promptly inform the Lender of the adverse determination of any litigation, claim, action or proceeding or the institution of any litigation, claim, action or proceeding against Guarantor which does or could materially adversely affect the financial condition of the Guarantor or his ability to fulfill his obligations hereunder. This Guaranty is binding on and enforceable against the Guarantor, his heirs, personal representatives, executors, successors and assigns.

      9. Further Representations and Warranties. The Guarantor further represents to the Lender that the Guarantor has knowledge of the Borrower's financial condition and affairs and represents and agrees that he will keep so informed while this Guaranty is in force. The Guarantor agrees that the Lender will have no obligation to investigate the financial condition or affairs of the Borrower for the benefit of the Guarantor nor to advise the Guarantor of any fact respecting, or any change in, the financial condition or affairs of the Borrower which might come to the knowledge of the Lender at any time, whether or not the Lender knows or believes or has reason to know or believe that any such fact or change is unknown to the Guarantor or might (or does) materially increase the risk of the Guarantor as guarantor or might (or would) affect the willingness of the Guarantor to continue as guarantor with respect to the Indebtedness.

      10. Additional Liability of the Guarantor. If the Guarantor is or becomes liable for any indebtedness owing by the Borrower to the Lender by endorsement or otherwise than under this Guaranty, such liability shall not be in any manner impaired or reduced hereby but shall have all and the same force and effect it would have had if this Guaranty had not existed and the Guarantor's liability hereunder shall not be in any manner impaired or reduced thereby.

       11. Cumulative Rights. All rights of the Lender hereunder or otherwise arising under any documents executed in connection with or as security for the Indebtedness are separate and cumulative and may be pursued separately, successively or concurrently, or not pursued, without affecting or limiting any other right of the Lender and without affecting or impairing the liability of the Guarantor.

      12. Usury. Notwithstanding any other provisions herein contained, no provision of this Guaranty shall require or permit the collection from the Guarantor of interest in excess of the maximum rate or amount that the Guarantor may be required or permitted to pay pursuant to any applicable law.

        13. Multiple Counterparts; Pronouns; Captions; Severability. This Guaranty may be executed in multiple counterparts, each of which shall be deemed an original but all of which shall constitute but one and the same document. The pronouns used in this instrument shall be construed as masculine, feminine or neuter as the occasion may require. Captions are for reference only and in no way limit the terms of this Guaranty. Invalidation of any one or more of the provisions of this Guaranty shall in no way affect any of the other provisions hereof, which shall remain in full force and effect.

      14. Lender Assigns. This Guaranty is intended for and shall inure to the benefit of the Lender and each and every person who shall from time to time be or become the owner or holder of any of the Indebtedness, and each and every reference herein to the "Lender" shall include and refer to each and every successor or assignee of the Lender at any time holding or owning any part of or interest in any part of the Indebtedness. This Guaranty shall be transferable and negotiable with the same force and effect, and to the same extent, that the Indebtedness is transferable and negotiable, it being understood and stipulated that upon assignment or transfer by the Lender of any of the Indebtedness the legal holder or owner of said Indebtedness (or a part hereof or interest therein thus transferred or assigned by the Lender) shall (except as otherwise stipulated by the Lender in its assignment) have and may exercise all of the rights granted to the Lender under this Guaranty to the extent of that part of or interest in the Indebtedness thus assigned or transferred to said person. The Guarantor expressly waives notice of transfer or assignment of the Indebtedness, or any part thereof, or of the rights of the Lender hereunder. Failure to give notice will not affect the liability of the Guarantor hereunder.

      15. Application of Payments. The Lender may apply any payments received by it from any source against that portion of the Indebtedness (principal, interest, court costs, attorneys' fees or other) in such priority and fashion as it may deem appropriate.

      16. Notices. All notices required to be given hereunder shall be in writing and shall be deemed served at the earlier of
(i) receipt or (ii) seventy two (72) hours after deposit in registered, certified or first-class United States mail, postage prepaid, and addressed to the parties at the following address, or such other addresses as may from time to time be designated by written notice given as herein required:

        to the Guarantor:

        Reginald M. Fountain, Jr.
        Old Fort Shores   RMF
        Whichards Beach Road
        Washington, North Carolina  27884

        and R.M. Fountain, Jr., Eastbrook Apts, P.O. Box 3316
        Greenville, NC  27886   RMF


        to the Lender:

        Brunswick Corporation
        ATTN:  Legal Department
        1 N. Field Court
        Lake Forest, Illinois  60045-4811

Personal delivery to a party or to any office, partner, agent or employee of such party at its address herein shall constitute receipt. Rejection or other refusal to accept or inability to deliver because of changed address of which no notice has been received shall also constitute receipt. Notwithstanding the foregoing, no notice of change of address shall be effective until the date of receipt thereof. This section shall not be construed in any way to affect or impair any waiver of notice or demand herein provided or to require giving of notice or demand to or upon the Guarantor in any situation or for any reason.

     17. Governing Law. This Guaranty shall be deemed to be a contract made under, and for all purposes shall be construed in accordance with, the internal laws and judicial decisions of the State of North Carolina. The Guarantor and the Lender agree that any dispute arising out of this Guaranty shall be subject to the jurisdiction of both the state and federal courts in North Carolina for that purpose, the Guarantor hereby submits to the jurisdiction of the state and federal court of North Carolina. The Guarantor further agrees to accept service of process out of any of the beforementioned courts in any such dispute by registered or certified mail addressed to the Guarantor.

     IN WITNESS WHEREOF, the Guarantor has executed this Guaranty under seal effective as of the day and year first above written.


               /s/ Reginald M. Fountain, Jr.  (SEAL)
            Reginald M. Fountain, Jr.

            Execution Date:  February 24, 1994


NORTH CAROLINA

Bertie County

      I,  _________________________, a Notary  Public  do  hereby certify that Reginald M. Fountain, Jr. personally appeared before me this day and acknowledged the due execution of the foregoing instrument.

      WITNESS my hand and official seal this the 24th day of February, 1995.



                               Notary Public


My Commission Expires:

     6-27-97

[NOTARIAL SEAL/STAMP]





PREPARED BY AND MAIL TO:           Michael G. Winters
                                   SMITH HELMS MULLISS & MOORE,
L.L.P.
                                   Post Office Box 27525
                                   Raleigh, North Carolina  27611


NORTH CAROLINA

BEAUFORT COUNTY                    MODIFICATION OF DEEDS OF TRUST
AND
                               ASSIGNMENT OF RENTS, ISSUES AND
PROFITS

THIS MODIFICATION OF DEEDS OF TRUST AND ASSIGNMENT OF RENTS, ISSUES AND PROFITS is made as of the effective date of January 1, 1994 for the Trustee by and among FOUNTAIN POWERBOATS, INC., a North Carolina corporation ("Borrower"); SMITH HELMS MULLISS & MOORE ("Substitute Trustee"); and BRUNSWICK CORPORATION, Mercury Marine Division, a Delaware Corporation ("Lender").

                      W I T N E S S E T H:

      WHEREAS, Borrower is indebted to Lender as evidenced by a Revolving Credit Promissory Note dated December 15, 1992 in the original principal amount of Two Million and No/100's Dollars
($2,000,000.00) ("Original Note"); and

      WHEREAS, the Original Note is secured by certain property, ("Property") described I that Revolving Credit Deed of Trust dated December 15, 1992 from Borrower as Grantor to Edward J. Harper, II as trustee for the benefit of Lender, recorded on December 15, 1992 in Book 970, Page 27, Beaufort County Registry ("Original Deed of Trust"); and

      WHEREAS, the Original Note is further secured by that Assignment of Rents, Issues and Profits entered into between Borrower and Lender on December 15, 1992 and recorded in Book
970, Page 41, Beaufort County Registry ("Assignment"); and

      WHEREAS, pursuant to the terms of that certain Loan Extension and Amendment Agreement dated July 11, 1994 ("Extension Agreement") Borrower executed and delivered to Lender that certain Supplemental Promissory Note dated July 11, 1994 ("Supplemental Note") in the original principal amount of Eight Hundred Seventy-Four Thousand Four Hundred Fifty-Two and 03/100's Dollars ($874,452.03) to evidence the obligation of Borrower to Lender for the amounts in addition to the Two Million and no/100's Dollars obligation reflected in the Original Note; and

       WHEREAS, in order to secure the obligations of the Supplemental Note, Borrower executed a Deed of Trust to Edward J. Harper, II as trustee for the benefit of Lender dated July 11, 1994, recorded September 1, 1994 in Book 1007, Page 685, Beaufort County Registry ("Supplemental Deed of Trust"); and

      WHEREAS, pursuant to the terms of that certain Second Loan Extension, Consolidation and Amendment Agreement entered into between Borrower, Reginald M. Fountain, Jr., and Lender, Borrower has executed an Amended and Restated Promissory Note with an effective date of January 1, 1995 ("Amended Note");

      WHEREAS, in order to continue to secure the loan evidenced by the Original Note, the Supplemental Note, and no evidenced by the Amended Note, the parties hereto have agreed to modify the Original Deed of Trust and the Supplemental Deed of Trust (collectively referred to herein as the "Deeds of Trust") as set forth herein; and

      WHEREAS, Substitute Trustee has been substituted as trustee on the Original Deed of Trust and the Supplemental Deed of Trust by instrument recorded in the Beaufort County Registry.

      NOW, THEREFORE, for and in consideration of the premises, the sum of Ten and No/100's Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto covenant and agree as follows:

      1. As of January 1, 1995, the outstanding balance of principal and accrued interest is in the total amount of Two
Million Six Hundred Thousand and 00/100 Dollars ($2,600,000.00).

      2. The loans evidenced by the Original Note and the Supplemental Note will mature on December 1, 1999, at which time a final payment of all unpaid principal and interest shall be due. The maturity date of the Deeds of Trust shall be December 1, 1999.

      3. The term "Beneficiary" as used in the Deeds of Trust shall mean Brunswick Corporation, Mercury Marine Division. The Assignment of Rents is modified to reflect that the correct name of the party of the second part is Brunswick Corporation, Mercury Marine Division.

      4. The Parties hereto acknowledge and agree that the provisions of this Agreement constitute amendments to, and not a novation of, the indebtedness formerly evidenced by the Original Note and the Supplemental Note. This Modification of Deeds of Trust and Assignment of Rents, Issues and Profits does not constitute a cancellation or payment of the indebtedness formerly evidenced by the Original Note or the Supplemental Note or the transfer of property to secure the indebtedness formerly evidenced by the Original Note or the Supplemental Note.

      5. Borrower hereby ratifies, restates, and confirms all of the covenants, representations and warranties contained in the Deeds of Trust. Borrower has no claims, offsets or defenses with respect to payment of the principal amount as provided in the Original Note or Supplemental Note.

      6. Borrower represents and warrants as of the date hereof that it holds title to an indefeasible estate in fee simple in the Property and the Property is free and clear of all liens, charges and encumbrances whatsoever except the lien of the Deeds of Trust and those liens and encumbrances shown in title policies issued by Fidelity National Title Insurance Company of Pennsylvania bearing Policy Number 93J19100-M and 94J25333-M.

      7. Except as herein specifically modified and amended, the terms and conditions of the Deeds of Trust and the Assignment shall remain in full force and effect as therein provided. This Modification shall be binding upon the Parties, their successors and assigns.

      IN WITNESS WHEREOF, the corporate parties have caused this instrument to be executed by their duly authorized corporate officers and their corporate seals affixed hereto and the Trustee has affixed his hand and seal all effective as of the day and year first above written.


                                      FOUNTAIN POWERBOATS, INC.

                                   By:   /s/ R. M. Fountain, Jr.
                                      President

ATTEST:

  /s/ June A. Thomason
Assistant Secretary

     [CORPORATE SEAL]


                                         BRUNSWICK   CORPORATION,
MERCURY
                                      MARINE DIVISION


                                                By:______________
______________
                                      Vice President

ATTEST:

___________________________
Assistant Secretary

     [Corporate Seal]


                                      SUBSTITUTE TRUSTEE
                                       SMITH  HELMS MULLISS & MOORE,
L.L.P.


                                      By:________________________
(SEAL)
                                      Partner

NORTH CAROLINA

Bertie County

      I, a Notary Public of the county and state aforesaid, certify that June A. Thomason, personally came before me this day and acknowledged that he/she is Assistant Secretary of FOUNTAIN POWERBOATS, INC., a North Carolina corporation, and that by authority duly given and as the act of the corporation, the foregoing instrument was signed in its name by its CEO and President, sealed with its corporate seal and attested by him/her as its Assistant Secretary.

      Witness my hand and official stamp or seal, this the 24th day of February, 1995.



                               Notary Public


My Commission Expires:

     6-27-97


State of Illinois

County of Lake

      I, a Notary Public of the county and state aforesaid, certify that ___________________________, personally came before me this day and acknowledged that he/she is Assistant Secretary of BRUNSWICK CORPORATION, MERCURY MARINE DIVISION, a Delaware corporation, and that by authority duly given and as the act of the corporation, the foregoing instrument was signed in its name by its Vice President, sealed with its corporate seal and attested by him/her as its Assistant Secretary.

      Witness my hand and official stamp or seal, this the ____ day of January, 1995.



                               Notary Public


My Commission Expires:



NORTH CAROLINA

Wake County

      I, a Notary Public of the county and state aforesaid, certify that ___________________________, General Partner of
Smith Helms Mulliss & Moore, Substitute Trustee, personally appeared before me this day and acknowledged the due execution of the foregoing instrument.

      Witness my hand and official stamp or seal, this the ____ day of January, 1995.



                               Notary Public


My Commission Expires:



                  CONSULTING AND MARKETING AGREEMENT

This  Agreement  dated  the  24th  day  of  February,  1995  (the
"Effective  Date") between Reginald M. Fountain, Jr. (hereinafter
RMF),  Fountain Powerboats, Inc. (hereinafter FP)  and  Brunswick
Corporation, Mercury Marine division (hereinafter MM).

WHEREAS,   MM   manufactures  and  sells  Mercury,  Mariner   and
MerCruiser outboard and stern drive marine engine products and Quicksilver products ("Products");

WHEREAS, FP is a boat builder and installs Mercury, Mariner and MerCruiser products in its boats for resale to the hi-performance offshore boat market;

WHEREAS, RMF is Chairman of the Board, Chief Executive Officer and a stockholder of FP's parent company, Fountain Powerboats
Industries, Inc. (hereinafter FPI);

WHEREAS, RMF is a boat builder, competitive driver and motor sports celebrity in saltwater fishing and national and world championship offshore powerboat racing, and has name recognition associated with hi-performance boating and powerboat racing; and

WHEREAS,  RMF, individually, and as Chairman of the Board,  Chief
Executive Officer and Stockholder of FPI, in interested in providing consulting and marketing services to MM in exchange for compensation to FP as set forth below;

WHEREAS, FP is interested in providing marketing services to MM which services will benefit both MM and FP;

WHEREAS, there are three specific purposes for this Agreement:

   1.To  receive  and  compensate  RMF personal  promotional  and consulting services;
   2.To jointly enhance and promote the performance image and reputation of FP and MM's MerCruiser stern drive product line; and
   3.To  increase  the  image  and  reputation  of  FP  and  MM's
      Mercury and Mariner outboards in the saltwater offshore performance boat market.

NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto have agreed as follows:

1. This Agreement will be from the Effective Date through and including June 30, 1997.

2. The specific terms and conditions of this Agreement are confidential and shall not be disclosed to third parties by either party except with approval of all parties or as required by law. This obligation of confidentiality shall continue beyond the termination of this Agreement. Any and all MM or FP confidential information or material acquired by MM or FP and RMF during the period of this agreement is the sole property of the company of origin, and shall not be disclosed to anyone without specific written permission from the company of origin.
                          SECTIONS 3-10
               SERVICES FP AND RMF WILL PROVIDE MM

3. RMF will provide consulting services to MM including media work; video promotional pieces; and attendance at dealer meetings, trade meetings, shows and sales meeting. Additionally, RMF will provide appropriate endorsements and the license to use his image and likeness in promotion activities as further detailed in following Section 4 and 5. The total time involvement in all promotional requests by MM events will not exceed twenty (20) days per year. Reasonable expenses for travel including, but not limited to the use of the FP plane and pilot, lodging, and meals incurred by RMF as a result of participating in these events will be reimbursed by MM.

4.  GENERAL PROMOTION PROVISIONS

    4.1FP retains the right to RMF's image and likeness for all literature, advertising and promotional programs. MM may use RMF and his endorsement of its products in any and all areas deemed prudent with the consent of FP, which consent will not be reasonably withheld.

    4.2RMF shall provide such endorsements for MM Products as MM shall reasonably request.

    4.3RMF shall participate as an advisor to the management of MM on technical issues related to offshore fishing boats, offshore performance boats and offshore powerboat racing.

    4.4RMF shall cooperate with and drive for MM in the event  MM
       elects    to    conduct   boat   driving    seminars    or
       demonstrations.

    4.5RMF   shall   conduct  autograph  sessions  and   personal
       appearances  at  race  sites,  trade  shows   and   dealer
       meetings as reasonably requested by MM.

    4.6RMF shall cooperate with MM in the event MM elects to produce a RMF/FP/MM racing poster.

    4.7RMF shall not promote or publicly reference third party equipment or service providers (i.e. Troy Dennis) which by direct or indirect reference could be construed to reflect negatively on MM Products or services.

    4.8RMF   shall  always  present  Brunswick's  boat  and  MM's
       Products and services in a positive light. Any RMF behavior or comments that reflect negatively on MM or its Products or services will be deemed a breach of this Agreement.

5.   RACING AND FISHING PROMOTION PROVISIONS

    5.1RMF  and  FP shall display the following Mercury  Outboard or MerCruiser Stern Drive identification at all race or tournament fishing events during the term of this Agreement, all to be supplied by MM at is expense and in reasonable quantities.

       5.1.1 A 2.5 inch by 5 inch or larger Mercury Outboard or MerCruiser Stern Drive patch shall be affixed to the exposed collar and upper-most left chest of RMF's driving uniform.

       5.1.2 A 5 inch by 12 inch or larger Mercury Outboard or MerCruiser Stern Drive patch shall be affixed to the upper back of RMF's driving uniform.

       5.1.3 A MerCruiser decal, not less than 3 inches in length, shall be affixed to the front of RMF's race helmet.

       5.1.4 A 12 inch by 37 inch or larger Mercury Outboard or MerCruiser decal shall be affixed to each side of the boat near the driver cockpit.

       5.1.5 A  minimum  of two (2) 12 inch by 37 inch or  larger
             Mercury Outboard or MerCruiser decals shall be placed on each FP race support vehicle, i.e. truck, trailers, etc.

       5.1.6 Two (2) Mercury Outboard or MerCruiser decals shall be placed and prominently displayed in FP's pit area at each race or fishing event.

    5.2Cowlings on Mercury Outboards used by FP shall be kept graphically and structurally intact.

    5.3FP shall display all Mercury Outboard or MerCruiser identifications in a readable upright position.

    5.4FP shall mention Mercury Outboards or MerCruiser in, and print logos on, all FP press releases, newsletters, or other materials that are distributed.

    5.5FP  shall  retain  all  above stated Mercury  Outboard  or
       MerCruiser identification when participating in programs for any and all additional sponsors, such as print and electronic media advertising, point-of-purchase materials and personal appearances. Furthermore, Mercury Outboard or MerCruiser identification shall be greater than or equal to the identification of the most prominent additional sponsor.

6. FP and RMF will provide technical consulting to MM in the development and refining of hi-performance offshore powerboat propulsion. The emphasis of the consulting work as well as product development by FP will be on developing and expanding the outboard hi-performance market.

7.  At  the same time FP and RMF will endeavor to promote Mercury
    Outboards, Mariner Outboards and MerCruiser Stern Drives a the high quality propulsion leaders in the saltwater fishing boat builder, dealer and retail marketplaces.

8. RMF agrees that he, and all other parties competing for FP, shall use Mercury Outboard or MerCruiser and Quicksilver Products exclusively in all racing events for the term of this Agreement. FP nor RMF shall not assist directly or indirectly in design, construction, testing, or racing of boats utilizing any power, except their own, not built or supplied by MM for the term of this Agreement.

9.  CONSULTING FEES

    In exchange for the services performed by RMF in sections heretofore mentioned, MM will provide RMF the following:

    A consulting fee based on the dollar amount of Product purchases from Brunswick will be paid to RMF quarterly and calculated as follows:

    Date of Purchase                 Consulting Fee
__________________________________________________________
    1.  Date of Execution thru
    June 30, 1996                         5.5%

    2.  July 1, 1996 - June 30, 1997      2.0%

                  MISCELLANEOUS CONSIDERATIONS

10. It is understood that the services to be rendered under this Agreement are personal services of RMF. In the event of the death of RMF this Agreement may immediately be terminated by MM.

    If is the sole and reasonable judgment of MM, RMF becomes so incapacitated as to be incapable of continuing services under this Agreement, MM may terminate this Agreement upon thirty (30) days written notice. In the event RMF ceases to hold title as Chairman of the Board and Chief Executive Officer or FP this Agreement may be immediately terminated by MM.

11. If any party breaches this Agreement, then the non-breaching party shall give the breaching party notice of the breach. If the breach is not corrected by the breaching party within thirty (30) days of receiving notice of the breach, then the non-bearing party may, upon notice to the breaching party, immediately terminate this Agreement.

12. No party shall be under obligation, either express or implied, to enter into a new agreement with the other party upon expirations of this Agreement or in the event of termination prior to expiration.

13. Under no circumstances is RMF or MM deemed to be the agent, employee or representative of the other. The relationship between RMF and MM shall be as an independent contractor.

14. In the event either party becomes insolvent or subject to any bankruptcy proceedings whether voluntary or involuntary; assigns any of its assets for the benefit of creditors; or is unable to meet its obligations, this Agreement shall immediately terminate and all obligations of the other party shall cease.

15. The parties hereto hereby agree that that certain Consulting and Marketing Agreement dated March 22, 1991 by and among MM, Fountain Powerboat Industries, Inc. and RMF has been terminated and is no longer in effect. The parties hereto hereby release each other from any liability and/or claims under such agreement.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the day and year first written above.

     BURNSWICK CORPORATION,
FOUNTAIN POWERBOATS, INC.     Mercury Marine Division


By:  /s/ Reginald M. Fountain Jr.              By:  /s/

Title:  Chairman, CEO, President    Title:  VP Finance




REGINALD M. FOUNTAIN, JR.     FOUNTAIN POWERBOAT INDUSTRIES, INC.
(individually)                (with respect to Paragraph 15 only)


By:   /s/  Reginald M. Fountain Jr.By:  /s/ Reginald M.  Fountain
Jr.

Title:                        Title:  Chairman, CEO, President

                        SUPPLY AGREEMENT


      Supply Agreement dated February 24, 1995 by and between Brunswick Corporation d/b/a Mercury Marine, a Delaware corporation, with offices located at 3003 N. Perkins Rd., Stillwater, Oklahoma 74075 ("Brunswick") and Fountain Powerboats, Inc., a North Carolina corporation, located at Route 2, Whichard's Beach Road, Post Office Drawer 457, Washington, North Carolina 27889 (the "Company").

                        W I T N E S E T H

      WHEREAS, Brunswick and the Company are parties to a  Second
Loan   Extension,  Consolidation  and  Amendment  Agreement  with effective  date  as  of  January 1, 1995 (the  "Second  Extension
Agreement"); and

       WHEREAS,  pursuant  to  the  Second  Extension  Agreement,
Brunswick has agreed to restructure credit already extended to the Company; and

      WHEREAS, it is a condition precedent to such restructuring of credit by Brunswick that, among other things, the Company shall have executed and delivered to Brunswick a Supply Agreement as set forth herein;

      NOW, THEREFORE, in consideration of the premises and in order to induce Brunswick to restructure such credit under the Second Extension Agreement, the Company hereby agrees with Brunswick as follows:

      1. Term. The term of this Supply Agreement shall be from the date hereof to the later of (i) December 1, 1999 or (ii) such time as the Company pursuant to this Supply Agreement purchases from Brunswick a total of 12,000 outboard motors or stern drive or inboard engines. However, the Company may terminate this Supply Agreement effective December 1, 1999 or earlier by notifying Brunswick 45 days in advance of the termination date, provided that on such termination date the Company pays Brunswick in full the principal amount and accrued interest amount then outstanding of the Company's Amended and Restated Note with effective date as of January 1, 1995 payable to Brunswick in the original principal amount $2,600,000.00 (the "Note").

      2. Purchased Products. During the term of this Supply Agreement the Company will purchase form Brunswick, and Brunswick will sell to the Company, subject to availability, 100% of the Company's requirements for outboard motors, stern drive or inboard engines, remote controls, throttle and shift cables, propellers, K-planes and other accessories which other accessories are competitively priced with styling acceptable to the Company (all of such products are the "Purchased Products"), except that (i) the Company may purchase from other parties products in categories which Brunswick does not manufacturer and
(ii) the Company may purchase from other parties products which are unavailable from Brunswick due to production shortage. (Brunswick reserves the right to allocate Products among the Company and Brunswick's other customers as it deems just and equitable.)

      3. Terms of Sale. The Company shall immediately enter into a "MerCruiser OEM Purchase Agreement," or such other existing Brunswick original equipment manufacturer sales and marketing program for which the Company qualifies (the "Program"), which Program will contain the terms of sale of the Products to the Company, except to the extent that it is inconsistent with this Agreement. Immediately upon any termination of the Company's participation in such Program, by expiration thereof or otherwise, the Company shall either renew or enter into a new Program for the unexpired term of this Agreement, which Program will contain the terms of sale of the Products to the Company, except to the extent that it is inconsistent with this Agreement. If the Company purchase of the Products is made as part of a buying group, the Company shall be entitled to receive any discounts negotiated between Brunswick and such buying group.

      4. Product Modification. Brunswick reserves the right to change the design, discontinue or limit the manufacture of Products at any time without notice or obligation to modify earlier manufactured Products. Brunswick also from time to time announces products in development or anticipated for the Product line. The Company recognizes that such products can remain in development for extended periods due to unanticipated difficulties beyond its control. Brunswick cannot be responsible for failures to introduce anticipated Products, the introduction of which may be delayed due to developmental difficulties or events beyond its control, or which it may, in the exercise of its discretion, decide not to introduce for any reason. The announcement of any anticipated Product should and must not be regarded as a promise or guarantee of any kind that the product will ultimately reach the market in the same configuration as announced, or at all.

      5. Relationship. The relationship between the Company and Brunswick with respect to this Agreement is solely that of buyer and seller. It is understood and agreed that the Company is not, nor shall at any time represent itself to be, the agent, employee, representative or partner of Brunswick with respect to the sale or distribution of Products or any other matter related to this Agreement. The Company shall not enter into any contract or commitment in the name or on behalf of Brunswick.

      6. Assignment. This Agreement may not be assigned or transferred by the Company without the prior written consent of Brunswick. Any assignment of this Agreement without such consent, any change in majority ownership of capital stock of the Company, or any change in the principal management, shall, at Brunswick's option, automatically terminate this Agreement.

      7. Default. The Company will immediately notify Brunswick of the occurrence of any of the following Events of Default. The occurrence of an Event of Default occurring during the term of this Agreement shall, at the option of Brunswick, terminate this Agreement. "Event of Default" are:

     a. (i) the Company becomes insolvent or takes or fails to take any action which constitutes an admission of inability to pay its debts as they mature; (ii) the Company makes a general assignment for the benefit of creditors or to an agent authorized to liquidate any substantial amount of its assets; (iii) the Company becomes the subject of an "order of relief" within the meaning of the United States Bankruptcy Code, whether voluntarily or involuntarily; (iv) bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings are instituted by or against the Company; (v) the Company applies for or consents to the appointment of a receiver trustee or liquidation for any assets or properties;

     b. the Company ceases to exist;

     c. the Company fails to perform any obligations owed to Brunswick under this Agreement, any applicable Program, or under any other supply or purchase agreement;

     d. the occurrence of an Event of Default or a default in any of the terms, conditions or covenants contained in the instruments set forth below:

        (1.) Revolving Credit Loan Agreement dated December 15, 1992 as well as that certain Revolving Credit Security Agreement dated December 15, 1992 ("Security Agreement"), both by and between the Company and Brunswick;

        (2.) Revolving Credit Deed of Trust dated December 15, 1992 executed by the Company to Edward J. Harper, II, as trustee (the "Trustee"), which was filed on December 15, 1992 in the Beaufort County Registry in Book 970, Page 27 ("Original Deed of Trust");

        (3.)   Assignment  of Rents, Issues and Profits  executed
        by the Company in favor of Brunswick dated December 15, 1992 which was filed on December 15, 1992 in Book 970,
        Page 41, Beaufort County Registry;

        (4.)   Pledge  of  Securities  executed  by  Reginald  M.
        Fountain,  Jr.  ("Fountain") in favor of Brunswick  dated
        March 22, 1993;

        (5.)   Loan  Extension  and Amendment  Agreement  by  and
        among the Company, Fountain and Brunswick dated July  11,
        1994 which provided for a modification of certain of the aforesaid loan documents;

        (6.)   Deed  of  Trust  executed by the  Company  to  the
        Trustee for the benefit of Brunswick dated July 11,  1994
        according  to  Book  1007,  Page  685,  Beaufort   County
        Registry;

        (7.)   Second  Loan  Extension  and  Amendment  Agreement
        effective as of January 1, 1995 by and among the Company, Fountain and Brunswick;

        (8.)   Modification of Deeds of Trust and  Assignment  of
        Rents,  Issues  and Profits effective as  of  January  1,
        1995 by and among the Company, Fountain, Trustee and Brunswick;

        (9.)   Guaranty Agreement effective as of January 1, 1995
        executed by Fountain and in favor of Brunswick; and

        (10.)   Amended and Restated Note effective as of January
        1, 1995 payable by the Company to the order of Brunswick in the amount of $2,600,000.00.

     e. sale by the Company of a majority of its assets to third parties other than in the ordinary course of business;

     f. the occurrence of any event which allows the acceleration of the maturity of any indebtedness of the Company to any person, corporation, or entity other than Brunswick; or

     g. an event occurs which materially impairs the prospect of payment or performance by the Company in accordance with this Agreement.

      8. Severability. Each of the provisions contained in this Agreement shall be severable, and the unenforceability of one shall not affect the enforceability of any others or of the remainder of this Agreement.

      9.  Waiver.   The  failure  of any  party  to  enforce  any
condition or part of this Agreement at any time shall not be construed as a waiver of that condition or part, nor shall it forfeit any rights to future enforcement thereof.

     10.Headings. The headings and captions of the sections and subsections of this Agreement are inserted for convenience only and shall not be deemed to constitute a part hereof.

     11.Counterparts. More than one counterpart of this Agreement may be executed by the parties hereto, and each fully executed counterpart shall be deemed an original.

     12.Notices. All communications, notices and consents provided for herein shall be in writing and be given in person or by means of telex, telecopy or other wire transmission (with request for assurance of receipt in a manner typical with respect to communications of that type) or by mail, and shall become effective (x) on delivery if given in person (y) on the date of transmission if sent by telex, telecopy or other wire transmission, or (z) four business days after being deposited in the mails, with proper postage for first-class registered or certified mail, prepaid.

     Notices shall be addressed as follows:

        If to the Company:

            Fountain Powerboats, Inc.
            Route 2, Whichard's Beach Road
            Post Office Drawer 457
            Washington, North Carolina 27889
            Attn:  Reginald M. Fountain, Jr.

            Telecopy Number:  919-975-6793

        If to Brunswick:

            Cliff Williams
            Mercury Marine
            3003 N. Perkins Rd.
            Stillwater, Oklahoma  74075

            Telecopy Number:  405-743-5370
        and
            Brunswick Corporation
            1 N. Field Court
            Lake Forest, IL  60045
            Attention:  General Counsel

            Telecopy Number:  708-735-4330

provided, however, that if either party shall have designated a different address by notice to the other, then to the last address so designated.

      13. Modification. This Agreement may not be amended, supplemented or otherwise modified except by an instrument in writing signed by all of the parties hereto.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed pursuant to proper authorization as of the date first above written.


BRUNSWICK CORPORATION              FOUNTAIN POWERBOATS, INC.



By:  ________________________      By:  /s/ Reginald M. Fountain,
Jr.

Title:    VP   Finance                  Title:   Chairman,   CEO,
President



Attest:                            Attest:



_____________________________      /s/ June A. Thomason
Assistant Secretary                Assistant Secretary


     [Corporate Seal]                   [Corporate Seal]






                             Exhibit 21


                  FOUNTAIN POWERBOAT INDUSTRIES, INC.

                             SUBSIDIARY




PERCENTAGE OF VOTING SECURITIES OWNED


NAME                                 ADDRESS             INCORPORATION
OWNED

Fountain  Powerboats, Inc.      Washington,  NC        North  Carolina
100%





                        FOUNTAIN POWERBOATS, INC.

                              SUBSIDIARIES



Fountain Aviation, Inc.         Washington, NC      North Carolina
   100%


Fountain Fashions, Inc.         Washington, NC      North Carolina
   100%


Fountain Trucking, Inc.         Washington, NC      North Carolina
   100%

















                                -125-


                           Exhibit 21


               FOUNTAIN POWERBOAT INDUSTRIES, INC.

                           SUBSIDIARY




PERCENTAGE OF VOTING SECURITIES OWNED


NAME
  OWNED                ADDRESS                    INCORPORATION

Fountain Powerboats, Inc.                         Washington, NCNorth Carolina
  100%




                    FOUNTAIN POWERBOATS, INC.

                          SUBSIDIARIES



Fountain Aviation, Inc.                           Washington, NCNorth Carolina
  100%

Fountain Fashions, Inc.                           Washington, NCNorth Carolina
  100%

Fountain Trucking, Inc.                           Washington, NCNorth Carolina
  100%