Form 10-Q
period 1995-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1995-10-31
CIK 764858

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      September 30, 1995

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


Registrant's telephone number, including area code: (919)975-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes [ X ]                         No [  ]

Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.


            Class                  Outstanding at October 30,1995

Common stock, $.01 par value               3,029,072 shares

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART I.  Financial Information.                          Page No.

         Review Report of Independent Certified
            Public Accountants...........................   3

         Consolidated Balance Sheets - Assets,
            September 30, 1995 and June 30, 1995.........   4

         Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, September 30, 1995
            and June 30, 1995............................   5

         Consolidated Statements of Income -
            Three Months Ended September 30, 1995
            and September 30, 1994..........................6

         Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1995
            and September 30, 1994....................... 7 -  8

         Notes to Consolidated Financial Statements...... 9 - 12

         Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition..........................13 - 14



PART II. Other Information.


Item 6.  Exhibits and Reports on Form 8 and Form 8-K.....  15

         Signature.......................................  16

                PETERSON, SILER & STEVENSON, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS
                   A PROFESSIONAL CORPORATION
                       430 EAST 400 SOUTH
                   SALT LAKE CITY, UTAH 84111
         Voice (801) 328-2727        Fax (801) 328-1123








To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of September 30, 1995, and the related consolidated statements of income and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review services issued by the
American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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



/s/  PETERSON, SILER & STEVENSON, P.C.



PETERSON, SILER & STEVENSON, P.C.
October 25, 1995


     PART I:  Financial Information.


                       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                                  Consolidated Balance Sheets
                                        *** Assets ***
                          (Unaudited - See Accountants' Review Report)




                                                 September 30,   June 30,
                       Assets                        1995          1995
     ------------------------------------------  ------------  ------------
     Current assets:

        Cash................................... $    228,087  $    490,807

        Accounts receivable, net (Note 2)......    1,946,111     1,898,854

        Inventories (Note 3)...................    3,438,373     3,407,726

        Deferred cost of sales (Note 4)........      183,393       183,393

        Prepaid expenses.......................      184,275       204,947
                                                 ------------  ------------
        Total current assets................... $  5,980,239  $  6,185,727
                                                 ------------  ------------

     Property, plant, and equipment............ $ 19,470,850  $ 19,199,743

     Less:  Accumulated depreciation...........   (9,624,674)   (9,209,661)
                                                 ------------  ------------
                                                $  9,846,176  $  9,990,082
                                                 ------------  ------------

     Other assets.............................. $    160,448  $    158,948
                                                 ------------  ------------

     Total assets.............................. $ 15,986,863  $ 16,334,757
                                                 ============  ============






     See accompanying Notes to Consolidated Financial Statements.



                                              -4-

                       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                                  Consolidated Balance Sheets
                           *** Liabilities & Shareholders' Equity ***
                          (Unaudited - See Accountants' Review Report)

                                                 September 30,   June 30,
         Liabilities & Shareholders' Equity          1995          1995
     ------------------------------------------  ------------  ------------
     Current liabilities:
        Notes payable.......................... $  1,181,964  $    534,185
        Current portion/long-term debt.........    1,141,905     1,371,554
        Accounts payable.......................    1,413,188     1,800,592
        Accts. pay. - related parties (Note 7)         1,320         4,769
        Accrued expenses.......................      639,962     1,152,489
        Customer deposits......................      357,887       412,809
        Allowance for boat repurchases (Note 5)      207,359       207,359
        Reserve for warranty expenses (Note 5)       400,000       400,000
        Deferred sales (Note 4)................      197,541       197,541
                                                 ------------  ------------
        Total current liabilities.............. $  5,541,126  $  6,081,298
                                                 ------------  ------------
     Long-term debt, less current
        portion................................ $  6,809,998  $  7,049,049
                                                 ------------  ------------

     Total liabilities......................... $ 12,351,124  $ 13,130,347
                                                 ------------  ------------
     Commitments and contingencies (Note 6)

     Shareholders' equity:
        Common stock, $.01 par value,
           200,000,000 shares authorized,
           3,029,072 shares issued (Note 9).... $     30,291  $     30,291

        Capital in excess of par value.........    9,297,450     9,297,450

        Accumulated deficit....................   (5,581,254)   (6,012,583)
                                                 ------------  ------------
                                                $  3,746,487  $  3,315,158

     Less: Treasury stock......................      110,748       110,748
                                                 ------------  ------------
     Total Shareholders' equity................ $  3,635,739  $  3,204,410
                                                 ------------  ------------

     Total liabilities & shareholders' equity.. $ 15,986,863  $ 16,334,757
                                                 ============  ============

     See accompanying Notes to Consolidated Financial Statements.






                       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                                Consolidated Statements of Income
                          (Unaudited - See Accountants' Review Report)

                                                       Three Months Ended
                                                 --------------------------
                                                 September 30, September 30,
                                                     1995          1994
                                                 ------------  ------------
     Net sales................................. $  8,999,524  $  9,499,059

     Cost of sales.............................    7,353,620     7,553,782
                                                 ------------  ------------
     Gross margin.............................. $  1,645,904  $  1,945,277

     Selling expense...........................      777,651       672,428

     General & admin. expense..................      323,793       302,029

     General & admin. expense -
        related parties (Note 7)...............       36,540        31,465
                                                 ------------  ------------
     Operating income/(loss)................... $    507,920  $    939,355
                                                 ------------  ------------
     Other (income)/expense:

        Interest expense....................... $    199,453  $    244,008

        Other sundry, net......................     (122,862)      (75,386)
                                                 ------------  ------------
                                                $     76,591  $    168,622
                                                 ------------  ------------
     Net income/(loss)
        before income taxes.................... $    431,329  $    770,733

     Current tax expense (benefit) (Note 8)....            0             0

     Deferred tax expense (benefit) (Note 8)...            0             0
                                                 ------------  ------------
     Net income/(loss)......................... $    431,329  $    770,733
                                                 ============  ============

     Net income/(loss) per share............... $        .14  $        .26
                                                 ============  ============
     Weighted average
        shares outstanding.....................    3,019,072     3,019,072
                                                 ============  ============

     See accompanying Notes to Consolidated Financial Statements.






                       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                              Consolidated Statements of Cash Flows
                          (Unaudited - See Accountants' Review Report)


                                                                  Three Months Ended
                                                               --------------------------
                                                               September 30, September 30,
                                                                   1995          1994
                                                               ------------  ------------
     Cash flows from operating activities:
     -------------------------------------
        Net income/(loss).................................... $    431,329  $    770,733

        Adjustments to reconcile net income to net cash provided/(used) by operating activities:

           Depreciation and amortization.....................      415,013       404,022
           (Increase)/decrease in accounts receivable........      (47,257)     (958,546)
           (Increase)/decrease in inventory..................      (30,647)      470,434
           (Increase)/decrease in prepaid expenses...........       20,672      (278,138)
           (Increase)/decrease in other assets...............       (1,500)       (3,000)
           Increase/(decrease) in accounts payable...........     (387,404)     (714,284)
           Increase/(decrease) in accounts payable -
               related parties...............................       (3,449)          400
           Increase/(decrease) in accrued expenses...........     (512,527)      293,607
           Increase/(decrease) in customer deposits..........      (54,922)     (449,507)
                                                               ------------  ------------
        Net cash provided/(used) by operating activities..... $   (170,692) $   (464,279)
                                                               ------------  ------------


     Cash fows from investing activities:
     ------------------------------------
        Construction of molds, plugs, and other tooling...... $   (197,949) $   (229,343)
        Purchases of property, plant, and equipment..........      (73,158)     (212,195)
                                                               ------------  ------------
        Net cash provided/(used) in investing activities..... $   (271,107) $   (441,538)
                                                               ------------  ------------


     Cash flows from financing activities:
     -------------------------------------
        Increase in long-term debt........................... $          0  $    102,410
        Repayment of long-term debt..........................     (468,700)     (139,602)
        Note payable, revolving line of credit...............      647,779       276,263
                                                               ------------  ------------
        Net cash provided/(used) in financing activities..... $    179,079  $    239,071
                                                               ------------  ------------


                                          (Continued)

                                              -7-



                       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                         Consolidated Statements of Cash Flows, Continued
                          (Unaudited - See Accountants' Review Report)

                                                                  Three Months Ended
                                                               --------------------------
                                                               September 30, September 30,
                                                                   1995          1994
                                                               ------------  ------------
     Net increase/(decrease) in cash......................... $   (262,720) $   (666,746)


     Cash at beginning of the year...........................      490,807       675,711

                                                               ------------  ------------
     Cash at end of the period............................... $    228,087  $      8,965
                                                               ============  ============



     Supplemental disclosures of cash flow information:
     --------------------------------------------------
     Cash paid during the period for:

        Interest - unrelated parties........................  $    199,453  $    244,008
                 - related parties..........................             0             0
                 - capitalized..............................             0             0
                                                               ------------  ------------
                                                              $    199,453  $    244,008
                                                               ============  ============

        Income taxes......................................... $          0  $          0
                                                               ============  ============





     See accompanying Notes to Consolidated Financial Statements.













        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)



1.  Basis of Presentation.

      Although these statements have been reviewed by our independent auditors, they are unaudited. The statements reflect all adjustments, in management's opinion, that are necessary to present fairly the Company's financial position and results of its operations for the interim periods presented. These adjustments are, for the most part, of a normal, recurring nature. It is suggested that this unaudited interim period financial information be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1995.



2.  Accounts receivable.

    As of September 30, 1995, accounts receivable were $1,946,111 net of the allowance for bad debts of $15,950. This represents an increase of $47,257 from the $1,898,854 in net accounts receivable recorded at June 30, 1995. Of the $1,946,111 balance at September 30, 1995, $1,519,766 has subsequently been collected as of October 24, 1995, and the remaining $426,345 is believed to be fully collectible.



3.  Inventories.

    Inventories at September 30, 1995 and June 30, 1995 consisted of the following:


                                   September 30,     June 30,
                                       1995            1995
                                   ------------   ------------
Parts and supplies.................$  2,742,462   $  2,707,702
Work-in-process....................     675,308        704,354
Finished goods.....................      72,189         48,512
Trailers...........................      38,414         37,158
Obsolete inventory reserve.........     (90,000)       (90,000)
                                   -------------  -------------
Total..............................$  3,438,373   $  3,407,726
                                   =============  =============

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


4.  Revenue Recognition.

     At fiscal year-end June 30, 1995, the Company deferred the recognition of revenues amounting to $197,541 (recorded as a balance sheet liability) and the related cost of sales amounting to $183,393 (recorded as a balance sheet asset). This had the effect of reducing the prior year's gross margin on sales and net income after tax by $235,852 ($0.08 per share). At September 30, 1995, the Company estimated the balances of deferred sales and deferred cost of sales to be the same as they were at year-end June 30, 1995. Therefore, there was no effect in the first quarter on gross margin or net income from a change in these estimates.



5.  Allowance and Qualifying Accounts.

     For the three months ended September 30, 1995, the Company adjusted its allowance and qualifying accounts as follows:

                   Balance at   Charged to              Balance
                   Beginning    Cost and    Additions   at End
                   of Period    Expense    (Deductions) of Period

  Allowance for
     boat repur-
        chases     $ 207,359    $   -0-     $   -0-     $ 207,359

Allowance for
     doubtful
        accounts      12,869        -0-         3,081      15,950

Allowance for
     warranty
        claims       400,000       66,311     (66,311)    400,000

  Allowance for
     inventory
        values        90,000        -0-         -0-        90,000

                   ----------   ----------  ----------  ---------
        Total      $ 710,228    $  66,311   $ (63,230)  $ 713,309
                   ==========   ==========  ==========  =========

     In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


6.  Commitments and Contingencies.

     The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 1995, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $7,000,000. The Company has reserved for the reasonably anticipated future losses it might incur upon the repossession and repurchase of boats from commercial lenders. At September 30, 1995, the allowance for losses on boat repurchases was $207,359.

     Additionally, the Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. Such charges amounting to $152,000 for the first three months of Fiscal 1996 are included in selling expenses in the accompanying statement of operations.



7.  Transactions with Related Parties.

The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                      Three   Months   Ended
                                   September 30,  September 30,
                                        1995           1994
                                   ------------    ------------
Greenwood Helicopters    - rentals $       -0-     $     22,052

Eastbrook Apartments     - rentals        2,850           3,915

R.M. Fountain, Jr.       - aircraft
                           rental        33,670          27,550

                                    ------------    ------------
                                   $     36,520    $     53,517
                                    ============    ============

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - See Accountants' Review Report)




7.  Transactions with Related Parties (Continued).

     At September 30, 1995, the Company had travel advances and other receivables from employees in the amount of $16,834, of which $1,000 was due from an officer of the Company.



8.  Income taxes.

     For the three months ended September 30, 1995, no current or deferred tax expense was recorded because the net change in the deferred tax asset valuation allowance of approximately $181,000 equaled the estimated net changes in the Company's net deferred tax asset account. The primary change in the Company's net deferred tax asset account was from the reduction of net operating loss carryforwards due to the current period net income. The estimated net operating loss carryforward as of September 30, 1995 is $6,400,000.


9.  Common Stock Options.

     On June 21, 1995, a special meeting of the shareholders was held to vote upon the adoption of the 1995 stock option plan. The new plan as adopted by the shareholders allowed up to 300,000 common stock options to be granted by the Board of Directors to employees or directors of the Company on either a qulified or non-
qualified  basis.   Subsequently, on August 4,  1995,  the  Board
unanimously voted to grant the entire 300,000 stock options authorized under the 1995 stock option plan to Mr. Reginald M.
Fountain, Jr. at $7.00 per share on a non-qualified basis.   None
of the options granted to Mr. Fountain under the 1995 stock option plan have been exercised.

     There are other outstanding stock options for 52,500 shares under the 1986 Incentive Stock Option Plan and for 80,000 shares under the special plan of March 23, 1995 for outside directors.



          **** END OF FINANCIAL STATEMENTS ****

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
   Management's Discussion and Analysis of Results of Operations
                     and Financial Condition





Results of Operations.

      The net profit for the first quarter of Fiscal 1996 was $431,329 ($0.14 per share). This compares to a net profit amounting to $770,733 ($0.26 per share) for the first quarter of the prior year. Profit was less for the first quarter of this fiscal year primarily because net sales and gross margin on sales were less than for the first quarter of last year. Also, operating expenses were somewhat higher this year than last year. Net sales were $8,999,524 for the first quarter of Fiscal 1996 as compared to $9,499,059 for the first quarter of the prior year.

      For the first quarter of Fiscal 1996, the gross margin on sales was $1,645,904 (18.29%) as compared to $1,945,277 (20.48%)
for the first quarter of the prior fiscal year. Selling price increases planned for the new fiscal year were only partially in effect for the first quarter because orders for most of the boats sold in the first quarter were taken prior to the effective date of the price increases. Beginning in October, all sales will be at the new, higher prices.

      Selling  expenses were $777,651 for the  first  quarter  of
Fiscal 1996 as compared to $672,428 for the first quarter of last
year.   Most  of  the increase for Fiscal 1996  was  in  magazine
advertising and racing expense.

      General and administrative expenses were $323,793 for the first quarter of Fiscal 1996 as compared to $302,029 for the first quarter of last year.

      Interest expense for the first quarter of Fiscal 1996 was $199,453 as compared to $244,008 for the first quarter of last year. The decrease in interest expense is due to lesser overall indebtedness and to a lesser rate paid to Mercury Marine than was in effect last year.

      Other income, principally from consulting, for the first quarter of Fiscal 1996 was $122,862 as compared to $75,386 for the first quarter of last year.

Financial Condition.

      The  Company's cash flows for the first quarter  of  Fiscal
1996 are summarized as follows:


        Net cash used in operating activities.......$  (170,692)
         "   "   used in investing activities.......   (271,107)
         "   "   provided by financing activities...    179,079
                                                     -----------
        Net decrease in cash........................$  (262,720)
                                                     ===========


      This net decrease compared to a $666,746 net decrease for the first quarter of the prior fiscal year.

      Cash used in the first quarter of Fiscal 1996 to acquire additional property, plant, and equipment (investing activity) amounted to $271,107, of which $197,949 was for plugs, molds, and other product tooling.

      For the remainder of Fiscal 1996, the Company expects to generate sufficient cash from operating activities in order to meet its obligations. Management believes that the Company will continue to operate profitably for the remainder of the fiscal year.

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

     During Fiscal 1995, MetLife Capital Corporation agreed to amend the Company's financial ratio requirements. The Company is now in compliance with the new MetLife financial ratio requirements. The Company has made timely payment of all amounts owed to MetLife and none of the indebtedness is in arrears.

PART II.  Other Information.


ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.


                (a) No Amendments on Form 8 were filed by the Registrant during the first quarter of Fiscal 1996.


                (b) No Current Reports on Form 8-K were filed by the
                    Registrant during the first quarter of Fiscal
                    1996.

                            SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                FOUNTAIN POWERBOAT INDUSTRIES, INC.
                           (Registrant)






By:  /S/ ALLAN L. KREHBIEL                Date: October 30, 1995
   Allan L. Krehbiel
   Vice President, Chief Financial
   Officer, and Designated Principal
   Accounting Officer