Form 10-Q
period 1995-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1996-02-14
CIK 764858

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       December 31, 1995

                                  OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________
       For Quarter Ended                 Commission File Number

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

           Yes  X                         No
               ---                           ---
Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.

      Class                       Outstanding at January  31,1996

Common stock, $.01 par value                 3,029,072 shares

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART I.  Financial Information.                          Page No.

         Review Report of Independent Certified
            Public Accountants...........................   3

         Consolidated Balance Sheets - Assets,
            December 31, 1995 and June 30, 1995..........   4

         Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, December 31, 1995
            and June 30, 1995............................   5

         Consolidated Statements of Income -
            Three and Six Months Ended December 31, 1995
            and December 31, 1994...........................6

         Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 1995
            and December 31, 1994........................ 7 -  8

         Notes to Consolidated Financial Statements...... 9 - 12

         Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition..........................13 - 14



PART II. Other Information.


Item 6.  Exhibits and Reports on Form 8 and Form 8-K.....  15

         Signature.......................................  16

               PETERSON, SILER & STEVENSON
               CERTIFIED PUBLIC ACCOUNTANTS
                   430 EAST 400 SOUTH
               SALT LAKE CITY, UTAH  84111
                    (801) 328-2727




To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina




We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of December 31, 1995, and the related consolidated statements of income and cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of Company personnel responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.


/s/  Peterson, Siler & Stevenson

PETERSON, SILER & STEVENSON, P.C.
January 25, 1996


               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                                *** Assets ***
                  (Unaudited - See Accountants' Review Report)




                                            December 31,                  June 30,
                  Assets                        1995                        1995
------------------------------------------  ------------                ------------
Current assets:

   Cash................................... $    427,326                $    490,807

   Accounts receivable, net (Note 2)......    1,781,682                   1,898,854

   Inventories (Note 3)...................    3,579,889                   3,407,726

   Deferred cost of sales (Note 4)........      183,393                     183,393

   Prepaid expenses.......................      203,613                     204,947
                                            ------------                ------------
   Total current assets................... $  6,175,903                $  6,185,727
                                            ------------                ------------

Property, plant, and equipment............ $ 19,873,527                $ 19,199,743

Less:  Accumulated depreciation...........  (10,009,717)                 (9,209,661)
                                            ------------                ------------
                                           $  9,863,810                $  9,990,082
                                            ------------                ------------

Other assets.............................. $    161,948                $    158,948
                                            ------------                ------------

Total assets.............................. $ 16,201,661                $ 16,334,757
                                            ============                ============







See accompanying Notes to Consolidated Financial Statements.


               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                   *** Liabilities & Shareholders' Equity ***
                  (Unaudited - See Accountants' Review Report)

                                            December 31,                  June 30,
    Liabilities & Shareholders' Equity          1995                        1995
------------------------------------------  ------------                ------------
Current liabilities:
   Notes payable.......................... $  1,070,486                $    534,185
   Current portion/long-term debt.........      723,178                   1,371,554
   Accounts payable.......................    1,620,047                   1,800,592
   Accts. pay. - related parties (Note 7)         7,200                       4,769
   Accrued expenses.......................    1,083,056                   1,152,489
   Accrued exp. - related parties (Note 7)            0                           0
   Customer deposits......................      275,691                     412,809
   Allowance for boat repurchases (Note 5)      207,359                     207,359
   Reserve for warranty expenses (Note 5)       400,000                     400,000
   Deferred sales (Note 4)................      197,541                     197,541
                                            ------------                ------------
   Total current liabilities.............. $  5,584,558                $  6,081,298
                                            ------------                ------------

Long-term debt, less current
   portion................................ $  5,823,723                $  7,049,049

Deferred income taxes payable.............            0                           0
                                            ------------                ------------
Total liabilities......................... $ 11,408,281                $ 13,130,347
                                            ------------                ------------

Commitments and contingencies (Note 6)

Shareholders' equity:
   Common stock, $.01 par value,
     200,000,000 shares authorized,
     3,029,072 shares issued (Note 10).... $     30,291                $     30,291

   Capital in excess of par value.........    9,297,450                   9,297,450

   Accumulated deficit....................   (4,423,613)                 (6,012,583)

                                            ------------                ------------
                                           $  4,904,128                $  3,315,158

Less: Treasury stock......................      110,748                     110,748
                                            ------------                ------------
Total Shareholders' equity................ $  4,793,380                $  3,204,410
                                            ------------                ------------

Total liabilities & shareholders' equity.. $ 16,201,661                $ 16,334,757
                                            ============                ============

See accompanying Notes to Consolidated Financial Statements.


               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                  (Unaudited - See Accountants' Review Report)


                                  Three Months Ended           Six Months Ended
                              --------------------------  --------------------------
                              December 31,  December 31,  December 31,  December 31,
                                  1995          1994          1995          1994
                              ------------  ------------  ------------  ------------
Net sales................... $  9,287,467  $  9,658,597  $ 18,286,991  $ 19,157,656

Cost of sales...............    7,303,494     7,622,352    14,657,114    15,176,134
                              ------------  ------------  ------------  ------------
Gross margin................ $  1,983,973  $  2,036,245  $  3,629,877  $  3,981,522

Selling expense.............    1,101,516       732,245     1,879,167     1,404,673
Selling expense -
    related parties (Note 7)            0             0             0             0
General & admin. expense....      434,869       373,173       758,662       675,202
General & admin. expense -
    related parties (Note 7)       35,814        25,135        72,354        56,600
                              ------------  ------------  ------------  ------------
Operating income/(loss)..... $    411,774  $    905,692  $    919,694  $  1,845,047
                              ------------  ------------  ------------  ------------
Other (income)/expense:
   Interest expense......... $    204,179  $    251,280  $    403,632  $    495,288
   Interest expense -
      related parties (Note 7)          0             0             0             0
   Other income, net  (Note 9)   (950,046)     (108,460)   (1,072,908)     (183,846)
                              ------------  ------------  ------------  ------------
                             $   (745,867) $    142,820  $   (669,276) $    311,442
                              ------------  ------------  ------------  ------------
Net income/(loss)
   before income taxes...... $  1,157,641  $    762,872  $  1,588,970  $  1,533,605


Current tax expense  (benefit)          0             0             0             0
                     (Note 8)

Deferred tax expense (benefit)          0             0             0             0
                     (Note 8)
                              ------------  ------------  ------------  ------------
Net income/(loss)........... $  1,157,641  $    762,872  $  1,588,970  $  1,533,605
                              ============  ============  ============  ============

Net income/(loss)
   per share, historical.... $       0.38  $       0.25  $       0.53  $       0.51
                              ============  ============  ============  ============
Weighted average shares
   outstanding, historical..    3,019,072     3,019,072     3,019,072     3,019,072
                              ============  ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   (Unaudited - See Accountants' Review Report)

                                                               Six Months Ended
                                                          --------------------------
                                                          December 31,  December 31,
                                                              1995          1994
                                                          ------------  ------------
Cash flows from operating activities:
-------------------------------------
   Net income/(loss).................................... $  1,588,970  $  1,533,605

   Adjustments to reconcile net income to net cash provided/(used) by operating activities:

      Depreciation and amortization.....................      800,056       820,048
      (Gain) loss on disposal of property, plant,
           and equipment................................            0             0
      (Increase)/decrease in accounts receivable........      117,172    (1,448,925)
      (Increase)/decrease in inventory..................     (172,163)      152,130
      (Increase)/decrease in prepaid expenses...........        1,334      (104,165)
      (Increase)/decrease in other assets...............       (3,000)       (6,000)
      Increase/(decrease) in accounts payable...........     (180,545)     (723,014)
      Increase/(decrease) in accounts payable -
          related parties...............................        2,431       (10,300)
      Increase/(decrease) in accrued expenses...........      (69,433)      508,838
      Increase/(decrease) in accrued expenses -
          related parties...............................            0             0
      Increase/(decrease) in customer deposits..........     (137,118)     (720,901)
      Increase/(decrease) in deferred sales/cost........            0      (150,000)
      Increase/(decrease) in allowance for repurchases..            0             0
                                                          ------------  ------------
   Net cash provided/(used) by operating activities..... $  1,947,704  $   (148,684)
                                                          ------------  ------------

Cash fows from investing activities:
------------------------------------
   Construction of molds, plugs, and other tooling...... $   (350,640) $   (365,473)
   Purchases of property, plant, and equipment..........     (323,144)     (313,749)
   Sales of        "        "     "      "    ..........            0             0
                                                          ------------  ------------
   Net cash provided/(used) in investing activities..... $   (673,784) $   (679,222)
                                                          ------------  ------------

Cash flows from financing activities:
-------------------------------------
   Increase in long-term debt........................... $    600,000  $    102,410
   Repayment of long-term debt..........................   (2,473,702)     (277,817)
   Note payable, revolving line of credit...............      536,301       507,302
                                                          ------------  ------------
   Net cash provided/(used) in financing activities..... $ (1,337,401) $    331,895
                                                          ------------  ------------

                                  (Continued)


                FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 Consolidated Statements of Cash Flows, Continued
                  (Unaudited - See Accountants' Review Report)


                                                                Six Months Ended
                                                          --------------------------
                                                          December 31,  December 31,
                                                              1994          1994
                                                          ------------  ------------
Net increase/(decrease) in cash......................... $    (63,481) $   (496,011)


Cash at beginning of the year...........................      490,807       675,711

                                                          ------------  ------------
Cash at end of the period............................... $    427,326  $    179,700
                                                          ============  ============



Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the period for:

   Interest - unrelated parties......................... $    403,632  $    495,288
      "     - related parties (Note 7)..................            0             0
      "     - capitalized...............................            0             0
                                                          ------------  ------------
                                                         $    403,632  $    495,288
                                                          ============  ============

   Income taxes (Note 8)................................ $          0  $          0
                                                          ============  ============



See accompanying Notes to Consolidated Financial Statements.


        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)



1.  Basis of Presentation.

      Although these statements have been reviewed by our independent auditors, they are unaudited. The statements reflect all adjust-ments, in management's opinion, that are necessary to present fairly the Company's financial position and results of its operations for the interim periods presented. These adjustments are, for the most part, of a normal, recurring nature. It is suggested that this unaudited interim period financial information be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1995.



2.  Accounts receivable.

     As of December 31, 1995, accounts receivable were $1,781,682 net of the allowance for bad debts of $30,000. This represents a decrease of $117,172 from the $1,898,854 in net accounts receivable recorded at June 30, 1995. Of the $1,781,682 balance at December 31, 1995, $1,525,461 has subsequently been collected as of January 18, 1996, and the remaining $256,221 is believed to be fully collectible.



3.  Inventories.

     Inventories at December 31, 1995 and June 30, 1995 consisted of the following:


                                   December 30,      June 30,
                                       1995            1995

Parts and supplies.................$  2,713,323   $  2,707,702
Work-in-process....................     759,384        704,354
Finished goods.....................     158,768         48,512
Trailers...........................      38,414         37,158
Obsolete inventory reserve.........     (90,000)       (90,000)
                                   -------------  -------------
Total..............................$  3,579,889   $  3,407,726
                                   =============  =============

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


4.  Revenue Recognition.

     At fiscal year-end June 30, 1995, the Company deferred the recognition of revenues amounting to $197,541 (recorded as a balance sheet liability) and the related cost of sales amounting to $183,393 (recorded as a balance sheet asset). This had the effect of reducing the prior year's gross margin on sales and net income after tax by $235,852 ($0.08 per share). At December 31, 1995, the Company estimated the balances of deferred sales and deferred cost of sales to be the same as they were at year-end June 30, 1995. Therefore, there was no effect in the first half on gross margin or net income from a change in these estimates.



5.  Allowance and Qualifying Accounts.

     For the six months ended December 31, 1995, the Company adjusted its allowance and qualifying accounts as follows:

                   Balance at   Charged to              Balance
                   Beginning    Cost and    Additions   at End
                   of Period    Expense    (Deductions) of Period

Allowance for
     boat repur-
        chases     $ 207,359    $   -0-     $   -0-     $ 207,359

Allowance for
     doubtful
        accounts      12,869        -0-        17,131      30,000

Allowance for
     warranty
        claims       400,000      180,650    (180,650)    400,000

  Allowance for
     inventory
        values        90,000        -0-         -0-        90,000

                   ----------   ----------  ----------  ---------
        Total      $ 710,228    $ 180,650   $(163,519)  $ 727,359
                   ==========   ==========  ==========  =========

     In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


6.  Commitments and Contingencies.

     The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 1995, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $10,600,000. The Company has reserved for the reasonably anticipated future losses it might incur upon the repossession and repurchase of boats from commercial lenders. At December 31, 1995, the allowance for losses on boat repurchases was $207,359.

     Additionally, the Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. Such charges amounting to $423,000 for the first six months of Fiscal 1996 are included in selling expenses in the accompanying statement of operations.



7.  Transactions with Related Parties.

The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                       Six    Months   Ended
                                     --------------------------
                                     December 31,   December 31,
                                        1995           1994
                                    -----------    ------------
Eastbrook Apartments     - rentals  $     6,470    $     6,900

R.M. Fountain, Jr.       - aircraft
                           rental        65,884         49,700

                                     -----------    -----------
                                    $    72,354    $    56,600
                                     ===========    ===========

     At December 31, 1995, the Company had travel advances and other receivables from employees in the amount of $16,359, of which none was due from officers of the Company.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)



8.  Income taxes.

     For the six months ended December 31, 1995, no current or deferred tax expense was recorded because the net change in the deferred tax asset valuation allowance of approximately $667,000 equaled the estimated net changes in the Company's net deferred tax asset account. The primary change in the Company's net deferred tax asset account was from the reduction of net operating loss carryforwards due to the current period net income. The estimated net operating loss carryforward as of December 31, 1995 is $5,232,000.


9.  Other non-operating income.

     Included in other non-operating income is a non-recurring $800,000 discount earned for the early retirement of a long-term, interest bearing note payable to a vendor. The vendor's discounting of the note payable was in consideration for early repayment and for services the Company provided in the development, promotion, and marketing of the vendor's products in conjunction with the Company's offshore fishing boat line.


10. Stock options.

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


            ****** END OF FINANCIAL STATEMENTS *****

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
   Management's Discussion and Analysis of Results of Operations
                     and Financial Condition




Results of Operations.

      The net profit for the first half of Fiscal 1996 was $1,588,970 ($0.53 per share). This compares to a net profit amounting to $1,533,605 ($0.51 per share) for the first half of the prior year. The net profit for the second quarter of Fiscal 1996 was $1,157,641 ($.38 per share). This compares to a net profit amounting to $762,872 ($.25 per share) for the second quarter of the prior year. Included in other non-operating income for the first half and the second quarter is a non-recurring $800,000 discount earned for the early retirement of a long-term, interest bearing note payable to a vendor. The vendor's discounting of the note payable was in consideration for early repayment and for services the Company provided in the development, promotion, and marketing of the vendor's products in conjunction with the Company's offshore fishing boat line.

     Net sales were $18,286,991 for the first half of Fiscal 1996 as compared to $19,157,656 for the first half of the prior year. Net sales were $9,287,467 for the second quarter of Fiscal 1996 as compared to $9,658,597 for the second quarter of the prior year. Unit sales volume for the first half of Fiscal 1996 was 207 boats as compared to 190 boats for the first half of the prior year. Sales for the first half of Fiscal 1996 included more smaller units which have lesser unit sales prices.

     For the first half of Fiscal 1996, the gross margin on sales was $3,629,877 (19.85%) as compared to $3,981,522 (20.78%) for the first half of the prior fiscal year. For the second quarter of Fiscal 1996, the gross margin on sales was $1,983,973 (21.36%) as compared to $2,036,245 (21.08%) for the second quarter of the prior fiscal year. Selling price increases were only partially in effect for the first quarter because orders for most of the boats sold in the first quarter were taken prior to the effective date of the price increases. Beginning in October, all boat sales were at the new, higher prices. For the first half of Fiscal 1996, sales included a larger proportion of smaller, less profitable boats than were included in sales for the first half of the prior fiscal year.
      Selling expenses were $1,879,167 for the first half of Fiscal 1996 as compared to $1,404,673 for the first half of last year. Selling expenses were $1,101,516 for the second quarter of Fiscal 1996 as compared to $732,245 for the second quarter of the prior fiscal year. Most of the increase for Fiscal 1996 was in magazine advertising and racing expense.

      General and administrative expenses were $758,662 for the first half of Fiscal 1996 as compared to $675,202 for the first half of last year. General and administrative expenses were $434,869 for the second quarter of Fiscal 1996 as compared to
$373,173 for the second quarter of last year. Most of the increase for Fiscal 1996 is for additional executive compensation and increased travel expense.

      Interest expense for the first half of Fiscal 1996 was $403,453 as compared to $495,288 for the first quarter of last year. Interest expense for the second quarter of Fiscal 1996 was $204,179 as compared to $$251,280 for the second quarter of last year. The decrease in interest expense is due to lesser overall indebtedness and to a lesser rate paid on indebtedness to a major supplier.

     Other non-operating income for the first half and the second quarter of fiscal 1996 includes a non-recurring $800,000 discount earned for the early retirement of a long-term, interest bearing note payable to a vendor. The vendor's discounting of the note payable was in consideration for early repayment and for services the Company provided in the development, promotion, and marketing of the vendor's products in conjunction with the Company's offshore fishing boat line.




Financial Condition.

      The Company's cash flows for the first half of Fiscal 1996 are summarized as follows:


        Net cash provided by operating activities...$ 1,947,704
         "   "   used in investing activities.......   (673,784)
         "   "   used in financing activities....... (1,337,401)

        Net decrease in cash........................$   (63,481)
                                                     ===========


      This net decrease compared to a $496,011 net decrease for the first half of the prior fiscal year.

      Cash used in the first half of Fiscal 1996 to acquire additional property, plant, and equipment (investing activity) amounted to $673,784, of which $350,640 was for plugs, molds, and other product tooling.

      For the remainder of Fiscal 1996 and beyond, the Company expects to generate sufficient cash from operating activities in order to meet its needs and obligations. Management believes that the Company's sales and production volume will continue to grow with a commesurate increase in net earnings and cash flow. Most of the Company's cash resources will be used to maintain and improve its plant and equipment, for new product tooling, and to repay existing indebtedness. The Company does not expect to pay any dividends to shareholders for the forseeable future.

     During Fiscal 1995, MetLife Capital Corporation agreed to amend the Company's financial ratio requirements. The Company is now in compliance with the new MetLife financial ratio requirements and expects to remain in compliance with the ratio requirements. The Company has made timely payment of all amounts owed to MetLife and none of the indebtedness to MetLife, or any other parties, is in arrears.







PART II.  Other Information.


ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.


           (a) No Amendments on Form 8 were filed by the Registrant during the first half of Fiscal 1996.


           (b) No Current Reports on Form 8-K were filed by the
               Registrant during the first half of Fiscal 1996.

                            SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                FOUNTAIN POWERBOAT INDUSTRIES, INC.
                           (Registrant)






By: /s/ Allan L. Krehbiel                Date: January 31, 1996
   Allan L. Krehbiel
   Vice President, Chief Financial
   Officer, and Designated Principal
   Accounting Officer