Form 10-Q
period 1996-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1996-05-01
CIK 764858

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         March 31, 1996

                                  OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________
       For Quarter Ended                 Commission File Number

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


Registrant's telephone number,including area code:(919)975-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X                         No
              -----                      ----
Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.


            Class                 Outstanding at  April 30, 1996

Common stock, $.01 par value                 3,029,072 shares

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART I.  Financial Information.                          Page No.

         Review Report of Independent Certified
            Public Accountants...........................   3

         Consolidated Balance Sheets - Assets,
            March 31, 1996 and June 30, 1995.............   4

         Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, March 31, 1996
            and June 30, 1995............................   5

         Consolidated Statements of Income -
            Three and Nine Months Ended March 31, 1996
            and March 31, 1995...........................   6

         Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 1996
            and March 31, 1995........................... 7 -  8

         Notes to Consolidated Financial Statements...... 9 - 13

         Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition..........................14 - 16



PART II. Other Information.


Item 6.  Exhibits and Reports on Form 8 and Form 8-K.....  16

         Signature.......................................  17

                PRITCHETT, SILER & HARDY, P.C.
                CERTIFIED PUBLIC ACCOUNTANTS
                    430 East 400 South
                Salt Lake City, Utah 84111
        voice (801) 328-2727     fax (801) 328-1123



To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of March 31, 1996, and the related consolidated statements of income and cash flows for the three and nine months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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



/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

April 30, 1996

    PART I:  Financial Information.



                    FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                               Consolidated Balance Sheets
                                     *** Assets ***
                       (Unaudited - See Accountants' Review Report)




                                                   March 31,                   June 30,
                       Assets                        1996                        1995
     ------------------------------------------  ------------                ------------
     Current assets:

        Cash................................... $    689,395                $    490,807

        Accounts receivable, net (Note 2)......    2,564,066                   1,898,854

        Inventories (Note 3)...................    3,364,027                   3,407,726

        Deferred cost of sales (Note 4)........      183,393                     183,393

        Prepaid expenses.......................      174,796                     204,947
                                                 ------------                ------------
        Total current assets................... $  6,975,677                $  6,185,727
                                                 ------------                ------------

     Property, plant, and equipment............ $ 20,312,604                $ 19,199,743

     Less:  Accumulated depreciation...........  (10,345,442)                 (9,209,661)
                                                 ------------                ------------
                                                $  9,967,162                $  9,990,082
                                                 ------------                ------------

     Other assets.............................. $    163,448                $    158,948
                                                 ------------                ------------

     Total assets.............................. $ 17,106,287                 $16,334,757
                                                 ============                ============




     See accompanying Notes to Consolidated Financial Statements.

                                           -4-

                    FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                               Consolidated Balance Sheets
                        *** Liabilities & Shareholders' Equity ***
                       (Unaudited - See Accountants' Review Report)

                                                   March 31,                   June 30,
         Liabilities & Shareholders' Equity          1996                        1995
     ------------------------------------------  ------------                ------------
     Current liabilities:
        Note payable........................... $  1,159,461                $    534,185
        Note payable to shareholder (Note 7)...      170,000                           0
        Current portion/long-term debt.........      752,916                   1,371,554
        Accounts payable.......................    1,517,051                   1,800,592
        Accts. pay. - related parties (Note 7)        12,678                       4,769
        Accrued expenses.......................    1,399,331                   1,152,489
        Accrued exp. - related parties (Note 7)            0                           0
        Customer deposits......................      365,152                     412,809
        Allowance for boat repurchases (Note 5)      207,359                     207,359
        Reserve for warranty expenses (Note 5)       400,000                     400,000
        Deferred sales (Note 4)................      197,541                     197,541
                                                 ------------                ------------
        Total current liabilities.............. $  6,181,489                $  6,081,298
                                                 ------------                ------------
     Long-term debt, less current
        portion................................ $  5,628,395                $  7,049,049
                                                 ------------                ------------

     Total liabilities......................... $ 11,809,884                $ 13,130,347
                                                 ------------                ------------

     Commitments and contingencies (Note 6)

     Shareholders' equity:
        Common stock, $.01 par value,
          200,000,000 shares authorized,
          3,029,072 shares issued (Note 10).... $     30,291                $     30,291

        Capital in excess of par value.........    9,297,450                   9,297,450

        Accumulated deficit....................   (3,920,590)                 (6,012,583)

                                                 ------------                ------------
                                                $  5,407,151                $  3,315,158

     Less: Treasury stock......................      110,748                     110,748
                                                 ------------                ------------
     Total Shareholders' equity................ $  5,296,403                $  3,204,410
                                                 ------------                ------------

     Total liabilities & shareholders' equity.. $ 17,106,287                $ 16,334,757
                                                 ============                ============

     See accompanying Notes to Consolidated Financial Statements.


                                           -5-

                    FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                             Consolidated Statements of Income
                       (Unaudited - See Accountants' Review Report)


                                       Three Months Ended          Nine Months Ended
                                   --------------------------  --------------------------
                                     March 31,     March 31,     March 31,     March 31,
                                       1996          1995          1996          1995
                                   ------------  ------------  ------------  ------------
     Net sales................... $ 10,748,665  $  9,198,707  $ 29,035,656  $ 28,356,363

     Cost of sales...............    8,409,285     7,542,456    23,066,399    22,718,590
                                   ------------  ------------  ------------  ------------
     Gross margin................ $  2,339,380  $  1,656,251  $  5,969,257  $  5,637,773

     Selling expense.............    1,381,367     1,145,493     3,260,534     2,550,166
     Selling expense -
         related parties (Note 7)            0             0             0             0
     General & admin. expense....      413,526       249,094     1,172,188       924,296
     General & admin. expense -
         related parties (Note 7)       36,148        26,945       108,502        83,545
                                   ------------  ------------  ------------  ------------
     Operating income............ $    508,339  $    234,719  $  1,428,033  $  2,079,766
                                   ------------  ------------  ------------  ------------
     Other (income)/expense:
        Interest expense......... $    166,445  $    215,303  $    570,077  $    710,591
        Interest expense -
           related parties (Note 7)          0             0             0             0
        Other income, net  (Note 9)   (161,129)     (102,187)   (1,234,037)     (286,033)
                                   ------------  ------------  ------------  ------------
                                  $      5,316  $    113,116  $   (663,960) $    424,558
                                   ------------  ------------  ------------  ------------
     Net income
        before income taxes...... $    503,023  $    121,603  $  2,091,993  $  1,655,208


     Current tax expense  (benefit)          0             0             0             0
                          (Note 8)

     Deferred tax expense (benefit)          0             0             0             0
                          (Note 8)
                                   ------------  ------------  ------------  ------------
     Net income...............    $    503,023  $    121,603  $  2,091,993  $  1,655,208
                                   ============  ============  ============  ============

     Net income
        per share................ $        .17  $        .04  $        .69  $        .55
                                   ============  ============  ============  ============
     Weighted average common
        shares outstanding....       3,019,072     3,019,072     3,019,072     3,019,072
                                   ============  ============  ============  ============

     See accompanying Notes to Consolidated Financial Statements.

                                           -6-

                    FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                           Consolidated Statements of Cash Flows
                        (Unaudited - See Accountants' Review Report)

                                                                   Nine Months Ended
                                                               --------------------------
                                                                 March 31,     March 31,
                                                                   1996          1995
                                                               ------------  ------------
     Cash flows from operating activities:
     -------------------------------------
        Net income/(loss).................................... $  2,091,993  $  1,655,208

        Adjustments to reconcile net income to net cash provided/(used) by operating activities:

           Depreciation and amortization.....................    1,135,781     1,233,679
           (Gain) loss on disposal of property, plant,
                and equipment................................            0             0
           (Increase)/decrease in accounts receivable........     (665,212)   (1,940,851)
           (Increase)/decrease in inventory..................       43,699       366,691
           (Increase)/decrease in prepaid expenses...........       30,151       (95,547)
           (Increase)/decrease in other assets...............       (4,500)       (9,000)
           Increase/(decrease) in accounts payable...........     (283,541)   (2,833,755)
           Increase/(decrease) in accounts payable -
               related parties...............................        7,909       (12,800)
           Increase/(decrease) in accrued expenses...........      246,842       345,192
           Increase/(decrease) in accrued expenses -
               related parties...............................            0             0
           Increase/(decrease) in customer deposits..........      (47,657)     (462,802)
           Increase/(decrease) in deferred sales/cost........            0      (226,000)
           Increase/(decrease) in allowance for repurchases..            0             0
                                                               ------------  ------------
        Net cash provided/(used) by operating activities..... $  2,555,465  $ (1,979,985)
                                                               ------------  ------------

     Cash fows from investing activities:
     ------------------------------------
        Construction of molds, plugs, and other tooling...... $   (600,940) $   (550,923)
        Purchases of property, plant, and equipment..........     (511,921)     (353,011)
        Sales of        "        "     "      "    ..........            0             0
                                                               ------------  ------------
        Net cash provided/(used) in investing activities..... $ (1,112,861) $   (903,934)
                                                               ------------  ------------

     Cash flows from financing activities:
     -------------------------------------
        Increase in long-term debt........................... $    600,000  $  2,656,576
        Repayment of long-term debt..........................   (2,639,292)     (417,864)
        Note payable, revolving line of credit...............      625,276       497,257
        Note payable to shareholder (Note 7).................      170,000             0
                                                               ------------  ------------
        Net cash provided/(used) in financing activities..... $ (1,244,016)  $  2,735,969
                                                               ------------  ------------

                                       (Continued)

                                           -7-

                     FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows, Continued
                       (Unaudited - See Accountants' Review Report)


                                                                    Nine Months Ended
                                                               --------------------------
                                                                 March 31,     March 31,
                                                                   1996          1995
                                                               ------------  ------------
     Net increase/(decrease) in cash......................... $    198,588  $   (147,950)


     Cash at beginning of the year...........................      490,807       675,711

                                                               ------------  ------------
     Cash at end of the period............................... $    689,395  $    527,761
                                                               ============  ============



     Supplemental disclosures of cash flow information:
     --------------------------------------------------
     Cash paid during the period for:

        Interest - unrelated parties......................... $    570,077  $    710,591
           "     - related parties (Note 7)..................            0             0
           "     - capitalized...............................            0             0
                                                               ------------  ------------
                                                              $    570,077  $    710,591
                                                               ============  ============

        Income taxes (Note 8)................................ $          0  $          0
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



2.  Accounts Receivable.

    As of March 31, 1996, accounts receivable were $2,564,066 net of the allowance for bad debts of $30,000. This represents an increase of $665,212 from the $1,898,854 in net accounts receivable recorded at June 30, 1995. Of the $2,564,066 balance at March 31, 1996, $2,156,754 has subsequently been collected as of April 25, 1996, and the remaining $407,312 is believed to be fully collectible.



3.  Inventories.

     Inventories at March 31, 1996 and June 30, 1995 consisted of the following:


                                     March 31,       June 30,
                                       1996            1995

Parts and supplies.................$  2,967,847   $  2,707,702
Work-in-process....................     403,958        704,354
Finished goods.....................      43,808         48,512
Trailers...........................      38,414         37,158
Obsolete inventory reserve.........     (90,000)       (90,000)

Total..............................$  3,364,027   $  3,407,726
                                   =============  =============

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


4.  Revenue Recognition.

     At fiscal year-end June 30, 1995, the Company deferred the recognition of revenues amounting to $197,541 (recorded as a balance sheet liability) and the related cost of sales amounting to $183,393 (recorded as a balance sheet asset). This had the effect of reducing the prior year's gross margin on sales and net income after tax by $235,852 ($0.08 per share). At March 31, 1996, the Company estimated the balances of deferred sales and deferred cost of sales to be the same as they were at year-end June 30, 1995. Therefore, there was no effect in the first nine months on gross margin or net income from a change in these estimates.



5.  Allowance and Qualifying Accounts.

     For the nine months ended March 31, 1996, the Company adjusted its allowance and qualifying accounts as follows:

                   Balance at   Charged to              Balance
                   Beginning    Cost and    Additions   at End
                   of Period    Expense    (Deductions) of Period

Allowance for
   boat repur-
        chases     $ 207,359    $   -0-     $   -0-     $ 207,359

Allowance for
     doubtful
        accounts      12,869        -0-        17,131      30,000

Allowance for
     warranty
        claims       400,000      283,178    (283,178)    400,000

Allowance for
     inventory
        values        90,000        -0-         -0-        90,000

                   ----------   ----------  ----------  ---------
        Total      $ 710,228    $ 283,178   $(266,047)  $ 727,359
                   ==========   ==========  ==========  =========

     In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


6.  Commitments and Contingencies.

     The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 1996, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $12,000,000. The Company has reserved for the reasonably anticipated future losses it might incur upon the repossession and repurchase of boats from commercial lenders. At March 31, 1996, the allowance for losses on boat repurchases was $207,359.

     Additionally, the Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. Such charges amounting to $694,864 for the first nine months of Fiscal 1996 are included in selling expenses in the accompanying statement of operations.



7.  Transactions with Related Parties.

     The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                       Nine   Months   Ended
                                      ------------------------
                                      March 31,      March 31,
                                        1996           1995

Eastbrook Apartments     - rentals  $    11,790    $    11,145

R.M. Fountain, Jr.       - aircraft
                           rental        96,712         72,400

                                     -----------    -----------
                                    $   108,502    $    83,545
                                     ===========    ===========

     At March 31, 1996, the Company had travel advances and other receivables from employees in the amount of $28,285, of which none was due from officers of the Company.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)




7.  Transactions with Related Parties (Continued).

     At March 31, 1996, Mr. R.M. Fountain, Jr., the Company's Chairman, President, Chief Executive Officer, Chief Operating Officer, and largest shareholder, advanced $170,000 to the Company as a temporary working capital loan. The loan is evidenced by a demand note at 12% interest but is unsecured. The loan is scheduled to be repaid in regular weekly installments prior to June 30, 1996.



8.  Income Taxes.

    The Company has available at March 31, 1996, unused operating loss carryforwards of approximately $4,700,000 which may be applied against future taxable income and which expire in various years through 2009. The amount and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, and, therefore, no deferred tax asset has been recognized. The net deferred tax assets are approximately $2,630,820 and the net deferred tax liabilities are approximately $911,479 as of March 31, 1996, respectively, with an offsetting valuation allowance of approximately $1,719,341 resulting in a change in the valuation allowance of approximately $878,637 for the nine month period ended March 31, 1996.



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






               ****** END OF FINANCIAL STATEMENTS ******

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
   Management's Discussion and Analysis of Results of Operations
                     and Financial Condition



Results of Operations.

      The net profit for the first nine months of Fiscal 1996 was $2,091,993 ($0.69 per share). This compares to a net profit amounting to $1,655,208 ($0.55 per share) for the first nine months of the prior year. The net profit for the third quarter of Fiscal 1996 was $503,023 ($.17 per share). This compares to a net profit amounting to $121,603 ($.04 per share) for the third quarter of the prior year. Included in other non-operating income for the first nine months is a non-recurring $800,000 discount earned for the early retirement of a long-term, interest bearing note payable to a vendor. The vendor's discounting of the note payable was in consideration for early repayment and for services the Company provided in the development, promotion, and marketing of the vendor's products in conjunction with the Company's offshore fishing boat line.

      Net sales were $29,035,656 for the first nine months of Fiscal 1996 as compared to $28,356,363 for the first nine months of the prior year. Net sales were $10,748,665 for the third quarter of Fiscal 1996 as compared to $9,198,707 for the third quarter of the prior year. Unit sales volume for the first nine months of Fiscal 1996 was 315 boats as compared to 288 boats for the first nine months of the prior year.

      For the first nine months of Fiscal 1996, the gross margin on sales was $5,969,257 (20.56%) as compared to $5,637,773
(19.88%) for the first nine months of the prior fiscal year. For the third quarter of Fiscal 1996, the gross margin on sales was $2,339,380 (21.76%) as compared to $1,656,251 (18.01%) for the third quarter of the prior fiscal year.

      Selling expenses were $3,260,534 for the first nine months of Fiscal 1996 as compared to $2,550,166 for the first nine months of last year. Selling expenses were $1,381,367 for the third quarter of Fiscal 1996 as compared to $1,145,493 for the third quarter of the prior fiscal year. Most of the increase for Fiscal 1996 was in magazine advertising and racing expense.

      General and administrative expenses were $1,280,690 for the first nine months of Fiscal 1996 as compared to $1,007,841 for the first nine months of last year. General and administrative expenses were $449,674 for the third quarter of Fiscal 1996 as compared to $276,039 for the third quarter of last year. Most of the increase for Fiscal 1996 is for additional executive compensation and increased travel expense.

      Interest expense for the first nine months of Fiscal 1996 was $570,077 as compared to $710,591 for the first nine months of last year. Interest expense for the third quarter of Fiscal 1996 was $166,445 as compared to $215,303 for the third quarter of last year. The decrease in interest expense is due to lesser overall indebtedness and to a lesser rate paid on indebtedness to a major supplier.

     Other non-operating income for the first nine months and the third quarter of fiscal 1996 includes a non-recurring $800,000 discount earned for the early retirement of a long-term, interest bearing note payable to a vendor. The vendor's discounting of the note payable was in consideration for early repayment and for services the Company provided in the development, promotion, and marketing of the vendor's products in conjunction with the Company's offshore fishing boat line.



Financial Condition.

     The Company's cash flows for the first nine months of Fiscal
1996 are summarized as follows:


        Net cash provided by operating activities...$ 2,555,465
         "   "   used in investing activities....... (1,112,861)
         "   "   used in financing activities....... (1,244,016)

        Net increase in cash........................$   198,588
                                                     ===========


      This net increase compared to a $147,950 net decrease for the first nine months of the prior fiscal year.

     Cash used in the first nine months of Fiscal 1996 to acquire additional property, plant, and equipment (investing activity) amounted to $1,112,861 of which $600,940 was for plugs, molds, and other product tooling.

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







PART II.  Other Information.


ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.


          (a) No Amendments on Form 8 were filed by the Registrant during the first nine months of Fiscal
               1996.


          (b)  No Current Reports on Form 8-K were filed by  the
               Registrant during the first nine months of Fiscal
               1996.

                            SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                FOUNTAIN POWERBOAT INDUSTRIES, INC.
                           (Registrant)






By:  /S/ Allan L. Krehbiel                Date:   May 1, 1996

   Allan L. Krehbiel
   Vice President, Chief Financial
   Officer, and Designated Principal
   Accounting Officer