Form 10-K
period 1996-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1996-09-30
CIK 764858

FOUNTAIN  POWERBOAT  INDUSTRIES, INC.



                              FORM  10-K



                            ANNUAL  REPORT


 		    FOR  THE  YEAR  ENDED  JUNE  30,  1996




                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON,  DC  20549

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549
                           FORM 10-K

(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ___     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For fiscal year ended    June 30, 1996
                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
 ___      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from        to       .
                                         -----     -----
                Commission File Number: 0-14712

                FOUNTAIN POWERBOAT INDUSTRIES, INC.
         (Exact name of registrant as specified in its charter)

    NEVADA                                 88-0160250
(State or other jurisdiction            (I.R.S. Employer
of incorporation)                       Identification No.)

   P.O.Drawer 457, Whichard's Beach Rd., Washington, N.C. 27889
   (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code: (919) 975-2000

 Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, par value $.01 per share

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $19,310,614 at September 20, 1996 based upon a closing price of $11.875 per share on such date for the Company's Common Stock.

      As of September 15, 1996 there were 3,029,072 shares of the Company's Common Stock issued of which 10,000 shares are owned by the Company's subsidiary Fountain Powerboats, Inc. and are regarded as treasury shares.

     Documents incorporated by reference:   None.

                               PART I

Item 1.  Business.

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

      All of the Company's sport boats are of inboard/outdrive design propelled by single, twin, or triple gasoline engines ranging from 415 HP to more than 1,000 HP each. In addition to its standard sport boat product line, Fountain builds custom race boats designed specifically for competition. The Company also produces outboard and inboard powered center console and cabin model offshore sport fishing boats and luxury cruisers.

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

     The Company's new 47' Lightning Sport Boat is available with a wide range of engine options and amenities which make it suitable for long range cruising at high speeds in relatively rough offshore waters. Its sleek
styling makes it particularly attractive.   Depending primarily upon the
type of engines selected, this boat retails at prices ranging from $333,000 to $450,000.

      The 42' Lightning Sport Boat operates at a maximum speed of 60 to 95 mph and is very stable even in relatively rough offshore waters. This boat's standard features include an integrated swim platform, flush deck hatches, and an attractively appointed cockpit and cabin. This boat was cited by Powerboat Magazine as "The Outstanding Offshore Performance Boat" for 1988 and 1990. It retails at prices ranging from $137,000 to $300,000,
depending primarily upon the type of engines selected.   Equipped with
special racing engines, this model set a new world speed record for V-hulled boats in February, 1996 at 131.941 mph.

      Introduced in Fiscal 1991, the 38' Sport Cruiser offers a scaled down version of the many amenities found on the 47' Sport Cruiser. This model has successfully incorporated the performance type sport boat's features without compromising the comforts found in a cruiser. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $191,000 to $375,000.

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

      The new 24' Competition Series sport boat is also a single engine model. It was designed to resemble Fountain's sleek 47' Superboat. This model was named "Boat of the Year" for 1993 by Boating magazine. Depending primarily upon the type of engine selected, the retail price of this boat is from $50,000 to $60,000.

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

      For Fiscal 1997, the Company plans to introduce two luxury wide beam sport yachts, a 57' model and a 65' model. These state-of-the-art high performance yachts will incorporate many amenities not currently available in competitor's models. The Company also plans to design and build a 31' wide beam walk around cuddy cabin sport fishing boat.

      Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:

                                   Fiscal     Fiscal     Fiscal
						1996       1995       1994

          Sport boats...........      295        293        184

          Sport cruisers........       20         15          6

          Sport fishing boats...      109         93         92
                                  --------   --------    --------
					        424        401        282
                                  ========   ========    ========

      The Company conducts research and development projects for the design of its plugs and molds for hull, deck, and small parts production. The design, engineering, and tooling departments currently employ approximately 29 full-time employees. Amounts spent on design research and development and to build new plugs and molds in recent years were:

                                        Design          Construction
                                       Research &       of  New Plugs
                                      Development        and Molds
          Fiscal 1996.............   $   234,425        $   878,513

          Fiscal 1995.............       134,828            767,102

          Fiscal 1994.............       157,433            674,394


      For Fiscal 1997, planned design research and development expenses are $240,000 and plug and mold construction expenditures are approximately $1,014,000. These expenditures will be primarily to complete the tooling needed to produce two luxury high performance sport yachts, a 57' model and a 65' model. Also, work will be started on a 31' wide beam walk around cuddy cabin sport fishing boat. Tooling expenditures will also be made for other modifications to existing models.

       Manufacturing capacity is sufficient to accommodate approximately 40 to 50 boats in various stages of construction at any one time. The Company shipped 424 boats in Fiscal 1996, 401 boats in Fiscal 1995, and 282 boats in Fiscal 1994.

      Construction of a boat takes approximately five weeks. The Company currently has the ability to manufacture approximately 500 boats per year. The Company can expand its manufacturing capacity by adding additional personnel, plant, equipment, and tooling.

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

    The Company manufactures many metal, plexiglass, plastic, and upholstery parts (such as gas tanks, seat frames, brackets, T-tops, and windscreens) to assure that its quality standards are met. All other component parts and materials used in the manufacture of the Company's boats are readily available from a variety of suppliers at comparable prices exclusive of discounts. However, where practicable, the Company purchases certain supplies and materials from a limited number of suppliers in order to obtain the benefit of volume discounts.

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



Sales and Marketing.

      Sales are made through approximately 50 dealers throughout the United States. The Company also has a dealer in Canada. These dealers are not exclusive to the Company and carry the boats of other companies including some which may be competitive with the Company's products. The territories served by any dealer are not exclusive to the dealer. However, the Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers.

      Following is a table of sales by geographic area for the last three fiscal years:

	                          Fiscal '96    Fiscal '95    Fiscal '94

United States.............     $40,545,235   $38,220,232   $21,416,888

Canada, Mexico, Central
     and South America....         658,738         -0-         187,458

Europe and
     the Middle East.....          394,078       309,165       635,866

Asia.....................            -0-         197,932         -0-

                                ----------    ----------    ----------
Total....................      $41,598,051   $38,727,329   $22,240,212
                                ==========    ==========    ==========

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

      For Fiscal 1996 one dealer accounted for 10.2% of sales and three other dealers each accounted for more than 5% of sales. For Fiscal 1995 one dealer accounted for 9.8% of sales and four other dealers each accounted for more than 5% of sales. The Company believes that the loss of any particular dealer would not have a materially adverse effect on sales.

      Field sales representatives call upon existing dealers and develop new dealers. The field sales force is headed by the Subsidiary's National Director of Sales who is responsible for developing a full dealer organization for both sport boats, including sport cruisers, and sport fishing boats. The Company is seeking to establish separate sport boat and fishing boat dealers in most marketing areas due to the specialization of each type of boat and the different sales programs required.

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

      When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat, net of shipping charges, directly to the Company. Generally, payment is made to the Company within seven business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line.

      For the 1997 model year (which commenced July 1, 1996), the Company has made arrangements to pay all interest charged by certain floor plan lenders for as long as six months. This and other incentives to the dealers have resulted in relatively level month to month production and sales.
After six months, the free interest program ends and interest will be charged to the dealer at the rate set by the lender. The dealer will make curtailment payments (equity investments in the boats) as required by his particular commercial lender. Similar sales promotion programs were in effect during Fiscal 1996, 1995, and 1994.

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

      The Company believes that the favorable publicity generated by its winning race boats has contributed significantly to its sales volume. Although the Company curtailed its racing program for Fiscal 1992 and sold all of its race boats, the fact that its racing program was so successful in Fiscal 1990 and Fiscal 1991 has, the Company believes, significantly benefited its sales volume in subsequent years. Since Fiscal 1992, the Company has limited its participation in racing to partial support of customer owned and driven Fountain race boats. These Fountain race boats were, in general, very successful in the various racing circuits in which they competed.

      As part of the marketing program for its new line of sport fishing boats, the Company sponsored several outstanding sport fishermen in the Southern Kingfish Association's King Mackerel Tournaments. This competitive circuit is held throughout the Southeast. In Fiscal 1992, the Company's boats and sponsored fishermen dominated the tournaments by winning four of the top five spots. One Fountain fisherman, Clayton Kirby, was named "Angler of the Year" and finished in first place. Again, in Fiscal 1993, first place was taken by a Fountain fisherman. Fountain fishermen also won second place and 11 of the top 15 spots in Fiscal 1993. Since Fiscal 1993, the Foutain fishing team has continued to place high in the final standings. The Southern Kingfish Association's tournaments are held weekly and attract from one hundred to one thousand entrants with prizes ranging up to
$350,000.    The winning participation by Fountain sport fishing boats has given them favorable exposure to serious sport fishermen, in particular with respect to the superior performance of Fountain's fishing boat line.



Sales Order Backlog.

      The sales order backlog as of the end of August, 1996 was for approximately 250 boats having an estimated sales value of $25,000,000. This compares to the sales order backlog as of the end of August, 1995 for 200 boats having an approximate sales value of $20,000,000 and to the backlog as of the end of August, 1994 for 84 boats having an approximate sales value of $8,567,000.

Product Warranty:

      The Company warrants the deck and hull of its boats against defects in material and workmanship for a period of three years. Engines included in the boats are warranted by the engine manufacturer. Warranty expenses of $391,648 were incurred in Fiscal 1996 and were charged-off against net income. A reserve for warranty expenses estimated to be incurred in future years has been recorded and amounted to $410,000 at June 30, 1996.


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


Employees.

      At August 18, 1996 the Company had 326 employees, of whom seven were executive and management personnel. Sixteen were engaged primarily in administrative positions including accounting, personnel, marketing and sales activities. Twenty-nine were employed in engineering, tooling, and design. The balance were engaged in manufacturing operations. None of the Company's employees are party to a collective bargaining agreement. The Company considers its employee relations to be satisfactory. The Company is an affirmative action, equal opportunity employer.

Item 2.  Properties.

     The Company's executive offices and manufacturing facilities are located on 62 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $5,500,467 at June 30, 1995.

      The operating facility contains seven buildings totalling 167,250 square feet located on fifteen acres. The buildings consist of the following:

                            Approximate
                          Square Footage        Principal Use

Building  1..........          13,200      Executive  offices,  shipping
                                             and receiving, and paint shop.

Building 2..........            7,200      Final prep shop.

Building 3..........           63,800      Lamination, woodworking,
                                             upholstery, final assembly,
                                             inventory, and cafeteria.
Building 4..........           14,250      Metal fabrication shop.

Building 5..........           26,300      Tooling and research &
                                             development.

Building 6..........           18,500      Mold storage.

Building 7..........           12,000      Racing, service, and warranty.

Building 8..........           12,000      Lamination extension area.


Total...............          167,250
                             ========



     Site improvements include a boat ramp and docking facilities along a 600 foot canal leading to the Pamlico River. In addition, approximately 200,000 square feet of concrete paving surrounds the buildings and provides for employee parking. Thirty-five unimproved acres are owned and available for future expansion.

Item 3.  Legal Proceedings.

       The Company has been notified by the United States Environmental Protection Agency (the "EPA") and the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") that it has been identified as a potentially responsible party (a "PRP") and may incur, or may have incurred, liability for the remediation of ground water contamination at the Spectron/Galaxy Waste Disposal Site located in Elkton, Maryland (notice from the EPA dated June 7, 1989) and the Seaboard Disposal Site, located in High Point, North Carolina, also referred to as the Jamestown, North Carolina site (notice from the EPA dated July 10, 1991), resulting from the disposal of hazardous substances at those sites by a third-party contractor of the Company. The Company has been informed that the EPA and NCDEHNR ultimately may identify a total of between 1,000 and 2,000, or more, PRP's with respect to each site. The amounts of the hazardous substances generated by the Company, which were disposed of at both sites, are believed to be minimal in relation to the total amount of hazardous substances disposed of by all PRP's at the sites. At present, the environmental conditions at the sites, to the Company's knowledge, have not been fully determined by the EPA and NCDEHNR, respectively, and the Company is not able to determine at this time the amount of any potential liability it may have in connection with remediation at either site. Without any acknowledgement or admission of liability, the Company has made payments of approximately $3,279 to date as a nonperforming cash-out participant in an EPA-supervised response and removal program at the Elkton, Maryland site, and in a NCDEHNR-supervised removal and preliminary assessment program at the Jamestown, North Carolina site. A cash-out proposal for the next phase of the project is expected to be forthcoming from the PRP Group for the Elkton, Maryland site within the near future. According to the PRP Group, the Company's full cash-out amount is estimated to be approximately $10,000 for the Elkton, Maryland site, based upon an estimated 3,304 gallons of waste disposed of at that site by the Company's third party contractor. A cash-out proposal in the approximate amount of $66,000 based upon an estimated 19,245 gallons of waste is anticipated from the PRP Group for the Jamestown, North Carolina site following completion of a remedial investigation and feasibility study in early 1998, according to the PRP Group administrator. Any such cash-out agreement will be subject to approval by EPA and NCDEHNR, respectively. The Company has accrued the estimated $76,000 liability related to these matters in the accompanying financial statements.

      The Company has received a demand letter dated February 22, 1996, from the representative and agent for a famous professional basketball player, for damages in connection with an advertisement for the Company which used the basketball player's name. The monetary demand is for $1,000,000 if the claim is resolved prior to the institution of a lawsuit, which also has been threatened. The Company has put its primary and umbrella liability insurance carriers on notice, and they are researching various coverage issues. At this time, the parties involved, including the primary insurance carrier's representative have agreed to a meeting to discuss potential
resolution of the matter.   The Company has accrued the $10,000 liability
insurance deductible for this claim in the accompanying financial statements. The Company intends to vigorously defend its interests in this matter unless a reasonable and equitable settlement can be made.

      A former vendor has instituted a lawsuit for $10,960 plus costs and interest. The Company has counterclaimed for damages in a greater amount and intends to vigorously defend its interest in this matter unless an equitable settlement can be reached.

      There were four product liability lawsuits brought against the Company at June 30, 1996. In the Company's opinion, these lawsuits are without merit. Therefore, these lawsuits are being defended vigorously. The Company carries sufficient product liability insurance to cover attorney's fees and any losses which may occur from these lawsuits over and above the insurance deductibles.



Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to the Shareholders for a vote during the last quarter of Fiscal 1996.

                            PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder
           Matters.

      The Company's common stock, $.01 par value, was listed and began trading on the NASDAQ National Market System (under the symbol "FPWR") on August 28, 1996. Prior to that time the Company's common stock was traded on the American Stock Exchange (under the symbol "FPI").

     The following table contains certain historical high and low price information relating to the common stock for the past quarters indicated. Amounts shown reflect high and low sales prices of the common stock on the American Stock Exchange:


       Quarter Ended                High           Low

       September 30, 1994.....     $4.38         $2.25
       December 31, 1994......      6.63          2.75
       March 31, 1995.........      7.25          5.25
       June 30, 1995..........      6.25          4.50
       September 30, 1995.....      8.25          5.38
       December 31, 1995......      6.13          5.25
       March 31, 1996.........      6.00          5.25
       June 30, 1996..........     11.88          5.69


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

    The number of shareholders of record for the Company's common stock as of September 10, 1996 was 214.

Item 6.  Selected Financial Data.

                 Fountain Powerboat Industries, Inc. and Subsidiary
                             SELECTED FINANCIAL DATA
                          Fiscal Years 1992 through 1996

                                                 Year Ended June 30,
Operations Statement Data: _______________________________________________________________
      (Period Ended)           1996         1995         1994         1993         1992
____________________       ___________  ___________  __________   ___________  ___________
Sales...............       $41,598,051  $38,727,329  $22,240,212  $27,232,360  $27,783,378

Net income (loss)...         3,680,034    2,047,876   (2,993,344)     146,433   (1,529,930)

Income (loss) per share           1.22          .68        (1.00)         .04         (.66)

Weighted average shares
  outstanding                3,019,072    3,019,072    2,968,571    2,932,500    2,311,185

Fully diluted earnings
 (loss)per share...               1.15          .68          N/A          N/A          N/A

Fully diluted weighted
 average shares
 outstanding.......          3,200,159    3,026,463          N/A          N/A          N/A


Balance Sheet Data
(At Period End)
_____________________
Current assets.....        $ 8,378,341  $ 6,185,727  $ 5,635,619  $ 5,011,591   $ 6,607,386

Total assets.......         18,498,104   16,334,757   16,266,787   16,211,026    17,957,207

Current liabilities          6,180,476    6,081,298   14,976,570    5,920,743     8,878,176

Long-term debt.....          5,433,184    7,049,049      133,683    6,440,403     5,377,084

Stockholders' equity (1)     6,884,444    3,204,410    1,156,534    3,849,880     3,701,947

_________________________________

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

      At June 30, 1993, the Company estimated the balances in deferred sales
to be $242,230 and in deferred cost of sales to be $191,229.   As of June 30,
1994, the Company estimated the balances in deferred sales to be $1,100,000 and in deferred cost of sales to be $850,000. The differences between the estimates for deferred sales and deferred cost of sales at June 30, 1993 and June 30, 1994 had the effect of decreasing the gross margin on sales and net income after taxes for the year by $198,999 ($0.07 per share).

      The increase in deferred sales from $242,230 at June 30, 1993 to $1,100,000 at June 30, 1994 was because of an increase in the number of instances in which the Company made commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in its written sales program for the year and to an increase in the number of direct repurchase agreements the Company had in effect with its dealers.

      At June 30, 1995, the Company estimated the balances in deferred sales
to be $197,541 and in deferred cost of sales to be $183,393.   The
differences between the estimates for deferred sales and deferred cost of sales at June 30, 1994 and June 30, 1995 had the effect of increasing the gross margin on sales and net income after taxes for the year by $235,852 ($.08 per share).

      At June 30, 1996, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company's written sales program and there were no direct repurchase agreements. This was because of much improved market conditions and strong ongoing consumer demand for boats. Therefore, there were no deferred sales
or cost of sales estimated at June 30,  1996.   The differences between the
estimates for deferred sales and deferred cost of sales at June 30, 1995 and June 30, 1996 had the effect of increasing the gross margin on sales and net income after taxes for the year by $14,148.

      The Company has a contingent liability to repurchase boats where it participates in the floor plan financing made available to its dealers by
third-party finance companies.   Sales to participating dealers are approved
by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company can be required to repurchase the boat. The Company had a contingent liability of approximately $7,200,000 at June 30, 1996, $7,700,000 at June 30, 1995, and $8,400,000 at
June 30, 1994 for the shipment of boats which remained uncollected by the finance companies at those dates. The lesser contingent liability at June 30, 1996 is due to fewer boats being floor planned by dealers with finance companies. Of the foregoing contingent liability amounts, $197,541 is reflected as deferred sales in the accompanying consolidated balance sheets as of June 30, 1995 (See Note 9 to the Consolidated Financial Statements). Additionally, at June 30, 1996 and June 30, 1995, the Company had recorded a $207,359 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years.


Business Environment.

      Sales for Fiscal 1996 were $41,598,051, a 7% increase from sales for Fiscal 1995. Improved sales volume for Fiscal 1996 was in line with a general improvement in the overall recreational boating industry and the result of additional production capacity. Also, the Company continued its highly effective advertising and marketing programs throughout Fiscal 1996.

     Sales for Fiscal 1995 were $38,727,329, an 74% increase from sales for Fiscal 1994. Sales for Fiscal 1994 were $22,240,212. For the last five months of Fiscal 1994, the Company was unable to obtain the high performance engines it needed. The shortage of high performance engines seriously reduced the Company's sales volume over the last five months of the year. Engine deliveries were resumed in July, 1994.

      In Fiscal 1996, the Company continued to advertise and market
aggressively.   Management believes that the Company's advertising,
marketing, racing, and tournament fishing programs, as well as, its reputation as the builder of the highest quality, best performing, and safest high performance boats in the industry, all contributed to increased sales for Fiscal 1996.

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

      No boats were repurchased in Fiscal 1996 and Fiscal 1994 in connection
with floor plan arrangements.   Five boats were repurchased during Fiscal
1995 in connection with floor plan arrangements. At June 30, 1996, the Company had recorded a $207,359 reserve for losses which may be reasonably expected to beincurred on boat repurchases in future years.


Results of Operations.

      Net income for Fiscal 1996 was $3,680,034, or $1.22 per share outstanding. This compares to net income for Fiscal 1995 of $2,047,876, or $.68 per share. The net loss for Fiscal 1994 was $2,993,344, or $1.00 per share.

      The improvement in earnings for Fiscal 1996 was the result of greater sales volume, price increases, production efficiencies, and a favorable sales mix. The mix of sales continued to be weighted with sales of the Company's larger, higher margin sport boats. Income for the year also included a non-recurring $800,000 discount earned for the early retirement of indebtedness to a vendor.

      Net income for Fiscal 1995 was up primarily because of substantially improved sales volume. Sales were $38,727,329, or up by 74% from the previous year. Price increases and production efficiencies also contributed to increased earnings for the year.

     The loss for Fiscal 1994 is primarily attributable to lesser sales volume. Sales for Fiscal 1994 were $22,240,212. The sales mix for Fiscal 1994 was unfavorable and overall sales volume through February, 1994 was less than anticipated. Fewer boats were sold and they were generally smaller and less profitable.

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

      The Company's gross profit margin as a percentage of sales increased to 22.29% in Fiscal 1996 from 20.07% for Fiscal 1995. The increase in the gross margin percentage was due to price increases and the sales mix of larger, higher margin sport boats. Greater sales volume and production efficiencies also contributed to an improved gross margin for Fiscal 1996.

      The Company's gross profit margin as a percentage of net sales increased to 20.07% for Fiscal 1995 as compared to 7.79% for Fiscal 1994. The increase in gross margin for Fiscal 1995 was primarily due to increased
volume.   Price increases and production efficiencies also contributed to the improved margin.

       Depreciation expense was $1,536,479 for Fiscal 1996, $1,628,867 for Fiscal 1995, and $1,527,042 for Fiscal 1994. Depreciation expense by asset category was as follows:



	                              Fiscal       Fiscal       Fiscal
          	                     1996         1995         1994

     Land improvements......$   20,595   $   18,849   $   18,849
     Buildings..............   260,580      269,460      268,945
     Molds & plugs..........   980,104    1,076,746    1,007,534
     Machinery & equipment..   225,654      216,089      171,053
     Furniture & fixtures...    11,114       12,094       17,838
     Transportation equip...    38,432       35,629       42,823
                              ----------   ----------  ----------
                    				    $1,536,479   $1,628,867   $1,407,180
                             ==========   ==========  ==========


     The $92,388 decrease in depreciation expense for Fiscal 1996 is due to an excess of molds becoming fully depreciated over new molds commencing to be depreciated during the year. Those particular molds which are now fully depreciated are still in active service.

      Following is a schedule of the net fixed asset additions during Fiscal 1996 and Fiscal 1995:

                                   Fiscal 1996     Fiscal 1995

     Buildings...................  $  255,781      $   80,560
     Molds and plugs.............     878,513         767,102
     Machinery & equipment.......     376,241         348,533
     Furniture & fixtures........       6,270           2,044
     Transportation equipment....     (33,925)           -0-
                                    ----------      ----------
                                   $1,482,880      $1,198,239
                                    ==========      ==========

     Selling expenses were $4,285,923 for Fiscal 1996, $3,897,086 for Fiscal 1995, and $2,854,476 for Fiscal 1994. The Company continued to promote its products primarily by magazine advertising in Fiscal 1996. Advertising expense was $849,627 for Fiscal 1996, $977,787 for Fiscal 1995, and $837,973
for Fiscal 1994. These advertising expenditures increased the Company's visibility in the recreational marine industry and promoted its boat sales. Management believes that advertising is necessary in order to maintain the Company's sales volume and dealer base.

      Additionally, in an effort to further promote its products, the Company continued its offshore racing and tournament fishing programs. These programs cost $867,743 in Fiscal 1996, $576,741 in Fiscal 1995, and $341,735 in Fiscal 1994. As previously noted, the Company curtailed its offshore racing program in Fiscal 1992 and sold its last remaining race boat, but continued a limited racing program and its tournament fishing program. The Company believes that its highly successful racing and tournament fishing programs for Fiscal 1996 and prior years will benefit future years as well.

     Selling expenses compared for the past three fiscal years were as follows:

                                 Fiscal '96   Fiscal '95   Fiscal '94

     Offshore racing and
        tournament fishing...   $  867,743   $  576,741   $  341,735
     Advertising.............      849,627      977,787      837,973
     Salaries & commissions..      578,170      752,206      363,610
     Boat shows..............      285,321      388,710      260,719
     Dealer incentives.......      954,234      938,563      740,722
     Other selling expenses..      750,828      263,079      309,717
                                 ---------    ---------    ---------
                                $4,285,923   $3,897,006   $2,854,476
                                 =========    =========    =========


      General and administrative expenses include the finance, accounting, legal, personnel, data processing, and administrative operating expenses of the Company. These expenses were $1,904,988 for Fiscal 1996, $1,415,637 for Fiscal 1995, and $1,433,449 for Fiscal 1994. Most of the increase for Fiscal 1996 over Fiscal 1995 was in executive compensation, travel expense, and attorneys' fees.

      Interest expense was $747,337 for Fiscal 1996, $989,359 for Fiscal 1995, and $739,224 for Fiscal 1994. The decrease in interest expense for Fiscal 1996 is from lesser outstanding indebtedness.

      During Fiscal 1996 some trucks were sold yielding a gain of $22,906. During Fiscal 1995 some miscellaneous fixed assets were sold yielding a loss amounting to $23,015. No fixed assets were sold in Fiscal 1994.

      Included in other income for Fiscal 1996 is a non-recurring $800,000 discount earned for the early retirement of indebtedness to a vendor. Included in other income for Fiscal 1995 is the non-recurring gain on the settlement of a state sales and use tax assessment amounting to $169,552. Also included in other income for Fiscal 1996 are $610,420 of technical consulting fees earned by Mr. Fountain and assigned to the Company. These consulting fees amounted to $452,911 for Fiscal 1995 and to $294,437 for Fiscal 1994. Under the terms of his current consulting contract, Mr. Fountain's consulting fees will be reduced by approximately 65% for Fiscal 1997 and will end entirely after Fiscal 1997.


Liquidity and Financial Resources.

      Operations in Fiscal 1996 provided $3,902,750 in cash.  Net income
plus depreciation expense provided cash amounting to $5,216,513.   However,
relatively large amounts were needed to finance increases in accounts
receivable and inventories.   The ending cash balance was $1,360,619.

      Operations for the prior fiscal year consumed $1,138,745 in cash.
Net income plus depreciation expense provided cash amounting to $3,676,743. However, relatively large amounts were needed to finance an increase in accounts receivable, a decrease in accounts payable, and a reduction in
customer deposits.   The ending cash balance was $490,807.

      For Fiscal 1994, operations provided $1,069,797 in cash. This combined with the beginning cash balance of $711,523 was sufficient to meet the Company's needs for the year. The ending cash balance was $675,711.

      Investing activities for Fiscal 1996 required $1,451,677, including expenditures for addtional molds and plugs amounting to $878,513 and for other property, plant, and equipment amounting to $604,367.

      Investing activities for the prior fiscal year required $1,164,239, including expenditures for additional molds and plugs amounting to $767,102 and for other property, plant, and equipment amounting to $431,137.

      For Fiscal 1994, investing activities required $1,013,400, including expenditures for additional molds and plugs amounting to $677,394 and for other property, plant, and equipment amounting to $336,006.

      Financing activities for Fiscal 1996 used $1,581,261. Included in this amount is $2,192,528 of indebtedness to a vendor which was retired entirely during the year. Debt repayments to MetLife Capital Corporation and others amounted to $627,637.

     Financing activities for the prior year provided $2,118,080. Included in this amount is $2,600,000 of indebtedness to a vendor which was converted from a short-term trade payable to a long-term note payable. Debt repayments to MetLife Capital Corporation and others amounted to $928,632.

       For Fiscal 1994, financing activities used $92,209. Additional long-term debt, primarily from capitalized lease obligations, provided $169,838. A new line of credit with ITT Commercial Finance secured by engines provided an additional $152,287. The Company also cancelled $300,000 of indebtedness to a shareholder, Mr. R. M. Fountain, Jr., with the issuance of 86,572 additional common shares to Mr. Fountain and to Triangle Finance Ltd. Debt repayments amounted to $414,394.

      The net increase in cash for Fiscal 1996 was $869,812. For Fiscal 1997, the Company anticipates that the $1,360,619 beginning cash balance and the amounts expected to be provided from Fiscal 1997 operations will be sufficient to meet most of the Company's liquidity needs for the year. However, planned capital expenditures for Fiscal 1997 are substantially
greater than for Fiscal 1996.   The Company intends to increase its
production capacity, principally for new products, in Fiscal 1997. Therefore, the Company has arranged for a substanial asset leasing line of credit for new production equipment. The Company is also negotiating for other additional lines of credit.

      Effective December 31, 1993, the Company refinanced its indebtedness to MetLife Capital Corporation. A $2,000,000 revolving loan was incorporated into the long-term debt and the total amount was amortized over ten years with a call at the end of the fifth year. The interest rate on
the debt was fixed at 8 1/2%.   The new monthly payment amounts very closely
approximate what the principal and interest payment amounts were prior to the refinancing. The indebtedness is secured by a first lien on all of the Company's assets, except engines manufactured by Mercury Marine. An additional $76,194 was borrowed in the transaction. The total amount of the debt to MetLife at December 31, 1993 was $6,683,200 after the refinancing. The indebtedness to MetLife was $6,003,799 at June 30, 1995 and $5,500,467 at June 30, 1996.

    The loan agreement with MetLife was amended January 1, 1995, to revise certain financial ratio requirements that the Company had previously not attained. After, the revision of the financial ratio requirements and at June 30, 1995 and 1996, the Company was in compliance with all of the MetLife financial ratio requirements.

      In June of 1994, the Company arranged for a line of credit from Deutsche Financial Services for engine purchases. At June 30, 1994 the amount owed to Deutsche was $152,287, at June 30, 1995 the amount owed was $534,185, and at June 30, 1996 the amount owed was $1,173,089. The maximum amount of the line of credit from Deutsche is $1,200,000. The debt is secured by a first lien on all engine inventory and by a $200,000 irrevocable letter of credit.

      In December, 1995, the Company borrowed $600,000 from G.E. Capital Corporation for the purpose of retiring its indebtedness to a vendor. This debt to G.E. Capital Corporation is scheduled for repayment over forty months at 9.00% interest. It is secured by various boat molds and product tooling and by an irrevocable bank letter of credit for $200,000. The unpaid balance at June 30, 1996 was $538,044.


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


Cautionary Statement for Purposes of "Safe Harbor" Under the
Private Securities Reform Act of 1995.

      The Company may from time to time make forward-looking statements, including statements projecting, forecasting, or estimating the Company's
performance and industry  trends.   The achievement of the projections,
forecasts, or estimates contained in these statements is subject to certain risks and uncertainties, and actual results and events may differ materially from those projected, forecasted, or estimated.

      The applicable risks and uncertainties include general economic and industry conditions that affect all businesses, as well as, matters that are specific to the Company and the markets its serves. For example, the achievement of projections, forecasts, or estimates contained in the Company's forward-looking statements may be impacted by national and international economic conditions; compliance with governmental laws and regulations; accidents and acts of God; and all of the general risks associated with doing business.

      Risks that are specific to the Company and its markets include but are not limited to compliance with increasingly stringent environmental laws and regulations; the cyclical nature of the industry; competition in pricing and new product development from larger companies with substantial resources; the concentration of a substantial percentage of the Company's sales with a few major customers, the loss of, or change in demand from, any of which could have a material impact upon the Company; labor relations at the Company and at its customers and suppliers; and the Company's single-source supply and just-in-time inventory stategies for some critical boat components, including high performance engines, which could adversely affect production if a single-source supplier is unable for any reason to meet the Company's requirements on a timely basis.

Item  8.  Financial Statements and Supplementary Data.





                             INDEX



                                                         Page No.


     Independent Auditors' Report........................    29


     Consolidated Balance Sheets -
        June 30, 1996 and 1995...........................    30


     Consolidated Statements of Operations -
        Years Ended June 30, 1996, 1995, and 1994........    31


     Consolidated Statements of Stockholders' Equity -
        Years Ended June 30, 1996, 1995, 1994............    32


     Consolidated Statements of Cash Flows -
        Years Ended June 30, 1996, 1995, 1994............  33-34


     Notes to Consolidated Financial Statements..........  35-51

                       PRITCHETT, SILER & HARDY, P.C.
                        Certified Public Accountants
                            430 East 400 South
                        Salt Lake City, Utah 84111
                               (801) 328-2727




To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended June 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



/s/ PRITCHETT, SILER & HARDY, P.C.


PRITCHETT, SILER & HARDY, P.C.
August 1, 1996

          FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and 1995

     ASSETS                                      1996           1995

CURRENT ASSETS:
 Cash............................           $ 1,360,619    $   490,807
 Accounts receivable, less allowance for
   doubtful ccounts of $27,000 for 1996
   and $30,000 for1995.............           2,853,684      1,898,854
 Inventories (Notes 1 and 2).......           4,009,195      3,407,726
 Deferred cost of sales (Note 1)...                   0        183,393
 Prepaid expenses..................             154,843        204,947
                                            ___________    ___________
   Total current assets............         $ 8,378,341    $ 6,185,727

PROPERTY, PLANT, AND EQUIPMENT,
 NET (Notes 3 and 5)...............         $ 9,928,186    $ 9,990,082

OTHER ASSETS.......................         $   191,577    $   158,948
                                            ___________    ___________
                                            $18,498,104    $16,334,757
                                            ___________    ___________

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable (Note 4)............         $ 1,173,089    $   534,185
 Current maturities of
   long-term debt (Note 5).........             767,254      1,371,554
 Accounts payable..................           1,713,760      1,800,592
 Accounts payable -
   related parties (Note 11).......                   0          4,769
 Accrued expenses..................           1,599,602      1,109,848
 Accrued income taxes..............              80,804         42,641
 Customer deposits.................             228,608        412,809
 Allowance for boat
   repurchases (Note 9)............             207,359        207,359
 Warranty reserve..................             410,000        400,000
 Deferred sales (Note 1)...........                   0        197,541
                                            ___________    ___________
   Total current liabilities.......         $ 6,180,476    $ 6,081,298

LONG-TERM DEBT,
  less current maturities (Note 5)          $ 5,433,184    $ 7,049,049

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 6):
 Common stock, par value $.01 per share,
    authorized 200,000,000 shares;
    issued 3,029,072 shares........         $    30,291    $    30,291
 Additional paid-in capital........           9,297,450      9,297,450
 Accumulated deficit...............          (2,332,549)    (6,012,583)
                                            ___________    ___________
                                            $ 6,995,192    $ 3,315,158

Less treasury stock,
 at cost, 10,000 shares............            (110,748)      (110,748)
                                            ___________    ___________
                                            $ 6,884,444    $ 3,204,410
                                            ___________    ___________
                                            $18,498,104    $16,334,757
                                            ___________    ___________
See Notes to Consolidated Financial Statements.

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended June 30,
                                       ____________________________________
                                          1996         1995         1994
                                          ____         _____       ______
Net sales..................           $41,598,051  $38,727,329  $22,240,212
Cost of sales..............            32,326,371   30,953,992   20,507,755
                                      ___________  ___________  ___________
Gross margin...............           $ 9,271,680  $ 7,773,337  $ 1,732,457
                                      ___________  ___________  ___________

Selling expense............           $ 4,285,923  $ 3,897,086  $ 2,831,924
Selling expense -
  related parties (Note 11)                     0            0       22,552
General & administrative expense        1,729,399    1,297,173    1,324,901
General & admin. -
  related parties (Note 11)               175,589      118,464      108,548
                                      ___________  ___________  ___________
                                      $ 6,190,911  $ 5,312,723  $ 4,287,925
                                      ___________  ___________  ___________

Operating income (loss)...            $ 3,080,769  $ 2,460,614  $(2,555,468)
                                      ___________  ___________  ___________
Non-operating (income) / expense:
     Other income (Note 12)           $(1,404,500) $  (642,277) $  (301,348)
     Interest expense.....                744,627      989,359      721,224
     Interest expense -
       related parties (Note 11)            2,710            0       18,000
     (Gain) loss on disposal of
       assets (Note 3)                    (22,906)      23,015            0
                                      ____________  __________  ___________
                                      $  (680,069) $   370,097  $   437,876
                                      ____________  __________  ___________

Income (loss) before income taxes     $ 3,760,838  $ 2,090,517  $(2,993,344)

Current tax expense
   (benefit) (Note 7)....                  80,804       42,641            0

Deferred tax expense
   (benefit) (Note 7)...                        0            0            0

                                      ___________  ___________  ___________
Net income (loss)..............       $ 3,680,034  $ 2,047,876  $(2,993,344)
                                      ___________  ___________  ___________

Earnings (loss) per share (Note 6)    $      1.22  $       .68  $     (1.00)
                                      ___________  ___________  ___________

Weighted average shares
   outstanding (Note 6)                 3,019,072    3,019,072    2,968,571
                                      ___________  ___________  ___________
Fully diluted earnings (loss)
   per share (Note 6)..........       $      1.15  $       .68  $     N/A
                                      ___________  ___________  ___________
Fully diluted weighted average
   shares outstanding (Note 6)          3,200,159    3,026,463        N/A
                                      ___________  ___________  ___________

See Notes to Consolidated Financial Statements.
                                -31-

          FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              Years Ended June 30, 1996, 1995, and 1994

                                                                                               Total
                                Common Stock       Additional               Treasury Stock     Stock-
                           _____________________   Paid-in    Accumulated  ________________    holders'
                              Shares      Amount   Capital      deficit    Shares    Amount    Equity
                           ___________   _______  __________  ___________  _______   ______    ___________
Balance, June 30, 1993     $ 2,942,500   $29,425  $8,998,316  $(5,067,113)  10,000   $110,748   $3,849,880

Additional common
 stock shares issued
 January 31, 1994, net
 of costs of issuance           86,572       866     299,134            0        0          0      300,000

Net loss for the year
 ended June 30, 1994                 0         0           0   (2,993,344)       0          0   (2,993,344)

Other adjustments                    0         0           0           (2)       0          0           (2)
                            __________   _______  __________  ___________  _______   ________   __________
Balance, June 30, 1994       3,029,072   $30,291  $9,297,450  $(8,060,459)  10,000   $110,748   $1,156,534

Net profit for the year
 ended June 30, 1995                 0         0           0    2,047,876        0          0    2,047,876
                            __________   _______  __________  ___________   ______   ________   __________
Balance, June 30, 1995       3,029,072   $30,291  $9,297,450  $(6,012,583)  10,000   $110,748   $3,204,410

Net profit for the year
 ended June 30, 1996                 0         0           0    3,680,034        0          0    3,680,034
                            __________   _______  __________  ___________   ______    ________  __________
Balance, June 30, 1996       3,029,072   $30,291  $9,297,450  $(2,332,549)  10,000    $110,748  $6,884,444
                            __________   _______  __________  ___________   ______    ________  __________

See Notes to Consolidated Financial Statements.
                             -32-

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           Year Ended June 30,
                                       ____________________________________
                                          1996         1995         1994
                                       __________   __________   __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................  $ 3,680,034  $ 2,047,876  $(2,993,344)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation expense........      1,536,479    1,628,867    1,527,042
      (Gain) loss on disposal of
       property, plant, and equipment     (22,906)      23,015            0
      Non-cash expenses...........              0            0            0
      Change in assets and liabilities:
        Accounts receivable.......       (954,830)  (1,486,475)   1,134,853
        Inventories...............       (601,469)      89,224   (1,245,651)
        Prepaid expenses..........         50,104       (4,369)     109,729
        Other assets..............        (32,629)      (5,505)      54,625
        Accounts payable..........        (86,832)  (3,129,557)   1,553,863
        Accounts payable -
           related parties........         (4,769)      (8,031)      12,800
        Accrued expenses..........        489,754      304,078       79,945
        Accrued expenses -
           related parties........              0            0      (15,673)
        Accrued income taxes......         38,163       42,641            0
        Customer deposits.........       (184,201)    (447,016)     587,609
        Allowance for boat returns              0      (42,641)           0
        Warranty reserve..........         10,000       85,000       65,000
        Deferred sales net of deferred
           cost of sales..........        (14,148)    (235,852)     198,999
                                       __________   __________   __________
        Net cash provided by (used in)
           operating activities...    $ 3,902,750  $(1,138,745) $ 1,069,797
                                       __________   __________   __________



CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property,
    plant, and equipment..........    $    31,203  $    34,000  $         0
 Investment in additional molds and
    related plugs.................       (878,513)    (767,102)    (677,394)
 Purchases of other property,
   plant, and equipment...........       (604,367)    (431,137)    (336,006)
                                       __________   __________   __________

       Net cash (used in) investing
          activities...............   $(1,451,677) $(1,164,239) $(1,013,400)
                                       __________   __________   __________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                 Year Ended June 30,
                                       ____________________________________
                                          1996         1995         1994
                                       __________   __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) on
     engine floor plan agreement....  $   638,904   $  390,136   $  152,287
  Net borrowings (repayments) on
     advance from shareholder.......            0            0     (100,000)
  Proceeds from issuance of
     additional common stock........            0            0      100,000
  Costs of issuance of
     additional common stock........            0            0            0
  Proceeds from issuance of
     long-term debt (Note 5)........      600,000    2,656,576      169,898
  Repayment of long-term debt.......   (2,820,165)    (928,632)    (414,394)
                                       __________   __________   __________
     Net cash provided by (used in)
        financing activities........  $(1,581,261)  $2,118,080   $  (92,209)
                                       __________   __________   __________


Net increase (decrease) in cash.....  $   869,812   $ (184,904)  $  (35,812)


Beginning cash balance..............      490,807      675,711      711,523
                                       __________   __________   __________

Ending cash balance.................  $ 1,360,619   $  490,807   $  675,711
                                       __________   __________   __________



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash payments (receipts) for:

    Interest - unrelated parties..... $   744,627   $  989,359   $  730,510
             - related parties.......       2,710            0       18,000
             - capitalized...........           0            0       (9,286)
                                       __________   __________   __________

                                      $   747,337   $  989,359   $  739,224
                                       __________   __________   __________


    Income taxes paid................ $    42,641   $        0   $        0
                                       __________   __________   __________


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

          Nature of the Business:

                The Company manufactures high-performance deep water sport boats which it sells to dealers. Its offices and plant are located in Washington, North Carolina and it has been in business since 1979. The Company employs approximately 350 people and is
          an equal opportunity, affirmative action employer.   For  Fiscal
          1996 one dealer accounted for 10.2% of sales and three other dealers each accounted for more than 5% of sales. For Fiscal 1995 one dealer accounted for 9.8% of sales and four other dealers each accounted for more than 5% of sales.

                A summary of the Company's significant accounting policies follows:


          Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fountain Powerboats, Inc. together with its five subsidiaries, as follows:

Fountain Aviation, Inc.
                            Fountain Sportswear, Inc.
                            Fountain Trucking, Inc.
                            Fountain Unlimited, Inc.
                            Fountain Power, Inc.

                All  significant intercompany accounts and transactions have
          been eliminated in consolidation.   Fountain Aviation, Inc.,
          Fountain Unlimited, Inc., and Fountain Power, Inc. were not active during Fiscal 1996.


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

          the sale are deferred until such time as all of the criteria are, in fact, met. At June 30, 1993, the Company estimated the balances in deferred sales to be $242,230 and in deferred cost of sales to be $191,119. The differences between the estimates for deferred sales and deferred cost of sales at June 30, 1992 and June 30, 1993 had the effect of increasing the gross margin on sales and net income after taxes for Fiscal 1993 by $250,929 ($.08 per share). At June 30, 1994, the Company estimated the balances in deferred sales to be $1,100,000 and in deferred cost of sales
          to be $850,000.   The differences  between the estimates for
          deferred sales and deferred cost of sales at June 30, 1993 and June 30, 1994 had the effect of decreasing the gross margin on sales and net income after taxes for Fiscal 1994 by $198,999 ($.07 per share). At June 30, 1995, the Company estimated the balances in deferred sales to be $197,541 and in deferred cost of sales to be $183,393. The differences between the estimates for deferred sales and deferred cost of sales at June 30, 1994 and June 30, 1995 had the effect of increasing the gross margin on sales and net income after taxes for Fiscal 1995 by $235,852 ($.08 per
          share).   At June 30, 1996, the Company estimated that there  were
          no deferred sales or deferred cost of sales.   The differences
          between the estimates for deferred sales and deferred cost of sales at June 30, 1995 and June 30, 1996 had the effect of increasing the gross margin on sales and net income after taxes for Fiscal 1996 by $14,148.


          Cash and Cash Equivalents:

                For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The Company had $1,260,619 and $390,807 in excess of federally insured amounts in its bank accounts at June 30, 1996 and 1995, respectively.


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


          Earnings (Loss) Per Share:

               The computations of primary and fully diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. The fully diluted earnings per share for the year ended June 30, 1994 is not presented because its effect is antidilutive.


          Restatement:

                The financial statements have been restated for all periods presented to reflect a one-for-two reverse stock split effected February 4, 1994 (see Note 6).

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               Accounting Estimates:

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.


Note 2.   Inventories.

          Inventories consist of the following:
                                                            June 30,
                                                     ----------------------
                                                        1996        1995
                                                     ----------  ----------
          Parts and supplies......................   $3,095,379   $2,707,702
          Work-in-process.........................      715,133      704,354
          Trailers................................       38,414       37,158
          Finished   goods........................      260,269       48,512
                                                     ----------  ----------
                                                     $4,109,195  $3,497,726
          Reserve for obsolescence................     (100,000)    (90,000)
                                                     ----------  ----------
                                                     $4,009,195  $3,407,726
                                                     ==========  ==========

Note  3.  Property, Plant, and Equipment.

          Property, plant, and equipment consists of the following:

                                           Estimated
                                            Useful           June 30,
                                             Lives   -----------------------
                                           in Years     1996         1995
                                            -------- -----------  ----------
Land and related improvements.....           10-30  $   986,116  $   986,116
Buildings and related improvements           10-30    6,199,699    5,943,918
Construction-in-progress..........            N/A         6,287        7,466
Production molds and related plugs              8     9,974,486    9,095,973
Machinery and equipment...........            3-5     2,843,480    2,467,986
Furniture and fixtures............              5       464,932      458,650
Transportation equipment..........              5       199,326      239,634
                                                    -----------  -----------
                                                    $20,674,326  $19,199,743

Accumulated depreciation..................           10,746,140    9,209,661
                                                    -----------  -----------
                                                    $ 9,928,186  $ 9,990,082
                                                    ===========  ===========

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          Property, Plant, and Equipment (Continued).

                Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor. All of the Company's production molds were completed and were in service at June 30, 1996. Production molds not put into service amounted to $7,466 at June 30, 1995.

          As part of the acquisition cost of property, plant, and equipment, interest expense was capitalized amounting to $9,286 for Fiscal 1994. No interest was capitalized for Fiscal 1995 and 1996.

               The Company sold fixed assets and realized gains amounting to $22,906 for Fiscal 1996. For Fiscal 1995, the Company incurred losses on fixed assets sold amounting to $23,015. During Fiscal 1994, the Company did not sell or otherwise dispose of any of its fixed assets.



Note  4.  Accounts and Notes Payable.

                During Fiscal 1996, the Company retired its interest bearing indebtedness to Mercury Marine. Most of the amount owing to Mercury Marine was repaid from the Company's operating funds, but, additionally, $600,000 was borrowed from G.E. Capital Corporation on a long-term basis to repay Mercury.

                At June 30, 1996, the Company had a note amounting to $1,173,089 payable to Deutsche Financial Services for engine purchases financed by Deutsche. At June 30, 1995 the amount of this note was $534,185. The note bears interest from 2% to 4% over prime and is secured by the engines purchased and by a $200,000 irrevocable bank letter of credit.



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

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note  5.  Long-term Debt and Pledged Assets (Continued).

                and interest payment amounts were prior to the refinancing. An additional $76,194 was borrowed in the transaction. The total amount of the debt to MetLife at December 31, 1993 was $6,683,200 after the refinancing.

                The indebtedness to MetLife was $5,456,566 at June 30, 1996 and $6,003,799 at June 30, 1995. The indebtedness to MetLife is secured by a first deed of trust on all real property owned by the Company, a first lien security interest in all machinery, equipment, furniture, and fixtures, and by the assignment of a $1,000,000 life insurance policy.

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


               The loan agreement was amended effective December 31, 1994 to require the Company to attain the following financial ratios as of the fiscal year-end June 30, 1996:

                          1. Minimum stockholders' equity of at least
                             $5,500,000.

                          2.  Current ratio of not less than 1.1 to 1.

                          3.  Maximum debt to net worth ratio of 3.0 to 1.

                          4. Minimum debt and capital expenditure service coverage (net income plus depreciation divided by the current portion of the long-term debt plus capital expenditures) of at least 1.5 times.

                          5. Minimum interest and rent service coverage (earnings before interest and taxes plus rent expense divided by interest expense plus rent expense) of at least 3.25 times.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note  5.  Long-term Debt and Pledged Assets (Continued).

                The Company was in compliance with all of the foregoing
          financial ratio requirements as of June 30, 1996.   For Fiscal
          1995, it was also in compliance with the financial ratio
          requirements then in  effect.   For Fiscal 1994, the Company
          received waivers of the financial ratio requirements from MetLife. The Company has been current on all of its scheduled payments of both principal and interest to MetLife.

                In December, 1995, the Company borrowed $600,000 from G.E. Capital Corporation for the purpose of retiring its indebtedness
          to Mercury Marine.   This debt is scheduled for repayment over
          forty months at 9.00% interest. It is secured by various boat molds and product tooling and by an irrevocable bank letter of credit for $200,000. The unpaid balance at June 30, 1996 was $538,044.

                The Company has various other long-term contracts payable, which for the most part are capital lease obligations for periods ranging from three to five years. These obligations have imputed interest rates ranging from 5% to 14% and amounted to $161,927 at June 30, 1996 and $216,038 at June 30, 1995. These other obligations are secured by the leased assets, which consist of specific vehicles, machines, and items of equipment.

                The current portion of long-term debt was $767,254 at June 30, 1996 and $1,371,554 at June 30, 1995. The estimated aggregate maturities required on long-term debt at June 30, 1996 are as follows:


                    Fiscal 1997...................$   767,254
                      "    1998...................    831,116
                      "    1999...................  4,602,068
                      "    2000...................      -0-
                      "    2001...................      -0-
                    Later years...................      -0-
                                                   ----------
                                                  $ 6,200,438
                                                   ==========


Note  6.  Common Stock, Options, and Treasury Stock.

                The Company issued no additional common shares during Fiscal 1995 and Fiscal 1996. In Fiscal 1994, the Company's Board of Directors authorized the issuance of 86,572 additional common shares to Mr. Reginald M. Fountain, Jr., the Company's Chairman, President, Chief Executive Officer, and Chief Operating Officer in consideration for the cancellation of a $300,000 debt to Mr. Fountain. He had loaned

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




               Common Stock, Options, and Treasury Stock (Continued).

          the Company $300,000 in November, 1992 on an unsecured basis to supplement its working capital. The additional shares were issued at a price of $3.50 per share to Mr. Fountain and to Triangle Finance Ltd., a client of Eurocapital, Inc. Mr. Federico Pignatelli is the U.S. representative of Eurocapital, Inc. and also is a director of the Company. Mr. Fountain cancelled two-thirds of the total amount of the debt ($202,000, including $200,000 principal and $2,000 of accrued interest) for 57,715 common shares. Triangle Finance Ltd. repaid one-third of the total amount of the debt ($101,000, including $100,000 principal and $1,000 of accrued interest) for 28,857 common shares. The Board of Directors determined that the price of $3.50 per share was fair to the Company after consideration of such factors as the common stock's book value, its then current market price, and previous private placements.

                Effective February 4, 1994, the Company amended its Articles of Incorporation and effectuated a one-for-two reverse stock split of its common stock. The total number of authorized shares was not changed, but remained at 200,000,000 and the par value per share remained at $.01. The earnings per share computations in the accompanying consolidated statements of operations reflect the
          reverse split for all periods presented.   Elsewhere in the
          accompanying consolidated financial statements and notes thereto, the per share amounts and number of shares amounts are also based upon the number of shares after the one-for-two reverse stock split. Following the reverse split, the weighted average shares outstanding were 3,019,072 for Fiscal 1995 and Fiscal 1996, and 2,968,571 for Fiscal 1994.

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

                The following table summarizes the activity relating to the Company's 1986 stock option plan:

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



               Common Stock, Options, and Treasury Stock (Continued).

                                                            Fiscal
                                                  -------------------------
                                   Price Range      1996     1995     1994
                                   -----------    -------  -------  -------
          Options outstanding,
            beginning of the year $5.38-$13.94    52,500   16,250   17,500

          Granted.................$5.38-$ 5.50      -0-    40,000     -0-

          Cancelled...............$7.90-$13.94    12,500    3,750    1,250
                                                  ------   ------   ------
          Options outstanding,
            end of the year...... $5.38-$ 5.50    40,000   52,500   16,250
                                                  ======   ======   ======
          Options exercisable,
            end of the year....................   40,000   52,500   16,250
                                                  ======   ======   ======
          Remaining options available
            under the plan.....................  160,000  147,500  183,750
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

                At June 30, 1996 and 1995, the totals of all deferred tax assets were $1,917,494 and $3,509,457. The totals of all deferred tax liabilities were $893,349 and $911,479. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established valuation allowances of $1,024,145 and $2,597,978 as of June 30, 1996 and 1995,
          respectively, which  have been offset against the deferred tax
          assets.   The net decrease in the valuation allowance during the
          year ended June 30, 1996, was $1,573,833.

                The Company has available at June 30, 1996, unused operating loss carryforwards of approximately $2,900,000, which may be applied against future taxable income and which expire in various years through 2009.

                 The components of income tax expense from continuing operations for the years ended June 30, 1996, 1995, and 1994 consist of the following:

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




          Income Taxes (Continued).

                                            1996       1995       1994
          Current income tax expense:
            Federal.....................$   80,804  $  41,431  $    -0-
            State.......................     -0-        1,210       -0-
                                         --------- - ---------- ----------
            Net current tax expense.....$   80,804  $  42,641  $    -0-
                                         ========== ========== ==========

               The Company incurred current tax expense amounting to $80,804 for Fiscal 1996 and $42,641 for Fiscal 1995 as a result of the alternative minimum income tax.


          Deferred tax expense (benefit) resulted from:

                                                      June 30,
                                            1996         1995        1994
          Excess of tax over financial
            accounting depreciation...$   (18,130) $    67,663  $   281,789
          Warranty reserves...........     (4,200)     (35,700)     (27,300)
          Accrued vacations...........     (3,765)      (5,137)      (1,830)
          Dealer incentive interest
            reserves..................     42,000        7,258         (145)
          Bad debt reserves...........      1,260        1,260       (8,725)
          Deferred sales and cost, net      5,942       99,058      (83,580)
          Excess contributions
            carryforwards.............       -0-         1,298         (766)
          Inventory adjustment-Sec.263A   (12,304)     (16,648)     (30,176)
          (Increase) decrease in
            NOL carryforwards.........  1,646,237      805,215   (1,366,704)
          Increase (decrease) in
            valuation allowance....... (1,573,833)    (797,651)   1,237,437
          Allowance for obsolete
            inventory.................     (4,200)     (16,800)       -0-
          Alternative minimum tax
            credits...................    (79,007)     (41,431)       -0-
          Investment tax credits......       -0-       (86,294)       -0-
          Allowance for boat repurchases     -0-        17,909        -0-
                                       -----------  -----------  ----------
          Net deferred tax expense....$      -0-   $      -0-   $     -0-
                                       ===========  ===========  ==========

                Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               Income Taxes (Continued).

                A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                     June 30,
                                            1996       1995       1994
          Computed tax at the expected
            federal statutory rate......    34.00%     34.00%     34.00%
          Excess of tax over financial
            accounting depreciation.....      .43      (3.16)      8.94
          Warranty reserves.............      .10       1.67       (.87)
          State income taxes, net of
            federal benefit.............     5.28       5.28       5.28
          Accrued vacation..............      .09        .24       (.06)
          Bad debt reserve..............     (.03)      (.06)      (.28)
          Deferred sales and cost, net..     (.14)     (4.62)     (2.65)
          Excess contributions
            carryforwards...............      -0-       (.06)      (.02)
          (Increase) decrease in
            NOL carryforwards...........   (38.82)    (37.59)    (43.10)
          Obsolete inventory reserve....      .10        .78        -0-
          Allowance for boat repurchases      -0-       (.84)       -0-
          Alternative minimum tax credits    1.86       1.93        -0-
          Dealer incentive interest reserve  (.99)      (.34)       -0-
          Investment tax credits........      -0-       4.03        -0-
          Sec. 263A inventory adjustment      .29        .78      (1.24)
                                          ---------  ---------  ---------
          Effective income tax rates....     2.17%      2.04%      0.00%
                                          =========  =========  =========

               The following temporary differences gave rise to the deferred tax asset (liability) at June 30, 1996 and 1995:

                                                             June 30,
                                                         1996           1995
Excess of tax over financial
          accounting   depreciation..............   $ (893,349)    $(911,479)
          Warranty reserve........................     172,200       168,000
          Obsolete inventory reserve..............      42,000        37,800
          Accrued vacations.......................      39,957        36,192
          Allowance for boat repurchases..........      87,091        87,091
          Dealer incentive interest reserves......      21,000        63,000
          Bad debt reserve........................      11,340        12,600
          Deferred sales and cost, net............        -0-          5,942
          Inventory adjustments - Sec. 253A.......     118,626       106,322
          NOL carryforwards.......................   1,218,548     2,864,785
          Alternative minimum tax credits.........     120,438        41,431
          Investment tax credits..................      86,294        86,294

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note  8.  Research and Development.

                The Company expenses the costs of researching and developing new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $234,425 for Fiscal 1996, $134,828 for Fiscal 1995, and $157,433 for Fiscal 1994.


Note  9.  Commitments and Contingencies.

                The Company entered into a one-year employment agreement in 1989 with its Chairman, Mr. R.M. Fountain, Jr. The agreement provides for automatic one-year renewals at the end of each year subject to Mr. Fountain's continued employment.

                The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently
          repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 1996, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the
          commercial lenders amounting to approximately $7,200,000.   The
          Company has reserved for the reasonably anticipated future losses it might incur upon the repossession and repurchase of boats from commercial lenders. At June 30, 1996, the allowance for boat repurchases was $207,359. Also, in connection with one of its floor plan agreements with a lender, the Company has provided an irrevocable standby letter of credit in the amount of $250,000 as security for the lender.

                The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to $704,736 for Fiscal 1996, $708,655 for Fiscal 1995, and $731,722 for Fiscal 1994. They are included in the accompanying consolidated statements of operations as part of selling expense.

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

          located in Elkton, Maryland and the Seaboard Disposal Site, located in High Point, North Carolina, also referred to as the Jamestown, North Carolina site, resulting from the disposal of hazardous substances at those sites by a third party contractor of the Company. The Company has been informed that the EPA and
          NCDEHNR ultimately may identify a total of between 1,000 and 2,000, or more, PRP's with respect to each site. The amounts of hazardous substances generated by the Company, which were disposed of at both sites, are believed to be minimal in relation to the total amount of hazardous substances disposed of by all PRP's at the sites. At present, the environmental conditions at the sites, to the Company's knowledge, have not been fully determined by the EPA and NCDEHNR, respectively, and the Company is not able to determine at this time the amount of any potential liability it
          may have in connection with remediation at either site.   Without
          any acknowledgement or admission of liability, the Company has made payments of approximately $3,279 to date as a nonperforming cash-out participant in an EPA-supervised response and removal program at the Elkton, Maryland site, and in a NCDEHNR-supervised removal and preliminary assessment program at the Jamestown,
          North Carolina site.   A cash-out proposal for the next phase of the
          project is expected to be forthcoming from the PRP Group for the Elkton, Maryland site within the near future. According to the
          PRP Group, the Company's full cash-out amount is estimated to be approximately $10,000 for the Elkton, Maryland site, based upon an estimated 3,304 gallons of waste disposed of at that site by the Company. A cash-out proposal in the approximate amount of $66,000 based on an estimated 19,245 gallons of waste is anticipated from the PRP Group for the Jamestown, North Carolina site following completion of a remedial investigation and feasibility study in
          early 1998, according to the PRP Group administrator.   Any such
          cash-out agreement will be subject to approval by EPA and NCDEHNR, respectively. The Company has accrued the estimated $76,000 liability related to these matters in the accompanying financial statements.

                The Company has received a demand letter dated February 22, 1996, from the representative and agent for a famous professional basketball player, for damages in connection with an advertisement for the Company which used the basketball player's name. The monetary demand is for $1,000,000 if the claim is resolved prior to institution of a lawsuit, which also has been threatened. The Company has put its primary and umbrella liability insurance carriers on notice, and they are researching various coverage issues. At this time, the parties involved, including the primary insurance carrier's representative, have agreed to a meeting to

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




               Commitments and Contingencies (Continued).

          discuss a potential resolution of the matter. The Company has accrued the $10,000 liability insurance deductible for this claim in the accompanying financial statements. The Company intends to vigorously defend its interests in this matter unless a reasonable and equitable settlement can be made.

                A former vendor has instituted a lawsuit for $10,960 plus costs and interest. The Company has counterclaimed for damages in a greater amount and intends to vigorously defend its interest in this matter unless an equitable settlement can be reached.

                There were four product liability lawsuits brought against the Company at June 30, 1996. In the Company's opinion, these lawsuits are without merit. Therefore, these lawsuits are being
          defended vigorously.   The Company carries sufficient product
          liability insurance to cover attorney's fees and any losses which may occur from these lawsuits over and above the insurance deductibles.



Note 10.  Export Sales.

                The Company had export sales of $1,052,816 for Fiscal 1996,
          $507,097 for Fiscal 1995, and $823,324 for Fiscal 1994.   Export
          sales were to customers in the following geographic areas:

                                                      Fiscal
                                      -------------------------------------
                                          1996         1995         1994
                                      -----------  -----------  -----------
           Americas...................$   658,738  $     -0-    $   187,458
           Asia.......................      -0-        197,932        -0-
           Middle East and Europe.....    394,078      309,165      635,866
                                       ----------   ----------   ----------
                                      $ 1,052,816  $   507,097  $   823,324
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

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



               Transactions with Related Parties (Continued).


                                                      Fiscal
                                       -------------------------------------
                                           1996         1995         1994

          Greenwood Helicopters        $     -0-    $    -0-     $  22,552

          Eastbrook Apartments             8,705       12,540       17,368

          Village Green Apartments         6,675        1,455         -0-

          R.M. Fountain, Jr.
             - airplane rentals          155,499      104,469       91,180

          R.M. Fountain, Jr.
             - interest on loans           2,710         -0-        18,000

          R.M. Fountain, Jr.
             - other misc.                 2,000         -0-          -0-

                                        ---------    ---------    ---------
                                       $ 175,589    $ 118,464    $ 149,100
                                        =========    =========    =========


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

                During the fourth quarter of Fiscal 1996, the Company borrowed $170,000 from Mr. Fountain to supplement its working capital. This loan was unsecured with interest at 12%. The loan was entirely repaid to Mr. Fountain by June 30, 1996.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12.  Other Non-operating Income.

          Included in other non-operating income is a non-recurring
          $800,000 discount earned for the early retirement of a long-term, interest bearing note payable to a vendor. The vendor's discounting of the note payable was in consideration for the early repayment and for services the Company provided in the development, promotion, and marketing of the vendor's products in conjunction with the Company's offshore fishing boat line.

                Also included in other non-operating income are consulting fees earned by Mr. Fountain amounting to $610,420 for Fiscal 1996, $452,911 for Fiscal 1995, and $294,437. Mr. Fountain has assigned these consulting fees to the Company. Under the terms of his current consulting contract, his consulting fees will be reduced by approximately 65% for Fiscal 1997 and will end entirely after Fiscal 1997.





                                 *******

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

	The Company's independent auditors, Pritchett, Siler & Hardy,
Salt Lake City, Utah is the successor firm to Peterson, Siler & Stevenson, also of Salt Lake City, Utah, which performed the audit of the Company's financial statements in prior years including Fiscal 1995 and 1994.

	There were no disagreements with the independent auditors on accounting and financial disclosure matters.

                             PART III



Item 10.  Directors and Executive Officers of Registrant.

      The current directors of Registrant and its Subsidiary are as follows:



REGINALD M. FOUNTAIN, JR., age 56, founded the Company's Subsidiary during 1979 and has served as its Chief Executive Officer from its organization. He became a director and President of the Company upon its acquisition of the Subsidiary in August, 1986. Mr. Fountain presently serves as Chairman, President, Chief Executive Officer, and Chief Operating Officer of the Company and its Subsidiary. From 1971 to 1979, Mr. Fountain was a world class race boat driver, and was the Unlimited Class World Champion in 1976 and 1978.



GARY GARBRECHT, age 53, became a director of the Company on February 26, 1992. Mr. Garbrecht is the President and sole shareholder of Mach Performance, a propeller and high performance boating accessories manufacturer. From June, 1988 to July, 1991, he was President of Aronow Powerboats, a former manufacturer of high performance sport boats. Prior to that time, and until its sale to OMC in 1989, Mr. Garbrecht owned Second Effort, a manufacturer of high performance boats. Mr. Garbrecht has over thirty years experience in racing and recreational boating.



GARY E. MAZZA, III, age 58, became a director of the Company on December 28, 1993. Mr. Mazza is a practicing attorney in the business, tax and international areas of the law in Annapolis, Maryland. He also practices law in New york and Virginia. He is the Chairman of Triangle Tractor & Trailer, Inc., a Director of the American Red Cross of Maryland, and an Adjunct Professor at the Univeristy of Maryland. He is the founder, Executive Vice President, and General Counsel for Aerovias Quisqueana,
C. por A., Santo Domingo, Dominican Republic. Prior to entering private practice, Mr. Mazza was the Director of the Legal Education Institute at the U.S. Department of Justice from 1977 to 1981. Prior to 1977, he served as the Director of Legal Training for the U.S. Civil Service Commission and as Senior Legal Advisor for the U.S. Indian Claims Commission. His honors include the New York State Attorney General's Achievement Award. Mr. Mazza is a highly decorated retired United States Army Colonel.

FEDERICO PIGNATELLI, age 43, became a director of the Company on April 8, 1992. Mr. Pignatelli is the U.S. representative of Eurocapital Partners, Ltd., an investment banking firm. From 1989 to April, 1992, he was a Managing Director at Gruntal & Company, an investment banking firm. From 1988 to 1989, he was General Manager of Euromobiliare Ltd., a subsidiary of Euromobiliare, SpA, a publicly held investment and merchant bank in Italy and Senior Vice President of New York and Foreign Securities Corporation, an institutional brokerage firm in New York. From 1986 to 1988, he was Managing Director at Ladenburg, Thalmann & Co., an investment banking firm. From 1980 to 1986, he was Assistant Vice President of E.F. Hutton International. Prior to 1980, he was a financial journalist. Mr. Pignatelli was elected as a director of the Company pursuant to the right of Eurocapital Partners, Ltd. to designate one member of the Board of Directors in connection with a private placement of the Company's Common Stock. Mr. Pignatelli also serves as chairman of BioLase Technology, Inc., a company which produces medical and dental lasers and endodontic products. Formerly, he served as a director of MTC Electronic Technologies Co., Ltd., a NASDAQ/NMS company, and of CST Entertainment Imaging, Inc., an American Stock Exchange Company engaged in colorizing black and white film.


MARK SPENCER, age 41, became a director on February 26, 1992. He is founder of Spencer Communications, an advertising public relations firm specializing in the marine industry, in 1987. Previously, Mr. Spencer began his journalism career at Powerboat Magazine in 1976. He was named Executive Editor of Powerboat Magazine in 1981 and served in that capacity until 1987. During the last seven years Mr. Spencer has served as an on camera expert commentator for ESPN covering the boating industry.


      In addition to Mr. Fountain who is listed above as a director, other executive officers of the Company are as follows:


ALLAN L. KREHBIEL, C.P.A., age 53, was appointed Vice President - Finance and Chief Financial Officer in May, 1991. Mr. Krehbiel had been Controller since April, 1991, when he was hired by the Company. He is a Certified Public Accountant and has had ten years experience as the Chief Financial Officer/Controller of Revere Aluminum Building Products, Inc. (and its successor, Noranda Building Products Company) and of Hunter Douglas Building Products Division (and its successor, Alumark Corporation).

BLANCHE C. WILLIAMS, age 62, has been Corporate Secretary and Treasurer of the Company since August, 1986, and has held the same positions with the Company's Subsidiary since it was formed during 1979. Mrs. Williams also served as Executive Assistant to the President from 1979 to 1988.


Item 11.  Executive Compensation.

      The following table sets forth the compensation awarded, paid to or earned by the Company's Chief Executive Officer, who was the only executive officer of the Company whose compensation exceeded $100,000 in Fiscal 1996, 1995, and 1994:


   Name and Principal         Fiscal  Annual Compensation   Long-term
                                      ___________________
       Position                Year  Salary(1)   Bonus(2)  Compensation
_______________________       _____  ________   _________  ____________
Reginald M. Fountain, Jr.      1996  $232,154   $199,984  $     -0-
Chairman, President, Chief     1995   211,650    106,438        -0-
Executive Officer, and         1994   187,200      -0-          -0-
Chief Operating Officer (4)


            ________________________________________________

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

(2) The bonuses paid to Mr. Fountain for Fiscal 1995 and 1996 were authorized by the Board on May 1, 1994. His bonus represents 5% of net income after the profit sharing distribution, if any, but before income taxes limited to a maximum of $250,000. Mr. Fountain received no bonus for Fiscal 1994.

(3) Mr. Fountain does not participate in the Company's 401(k) Plan and has no other long-term compensation, other than stock options.

(4) Effective June 23, 1992, Mr. Fountain was also elected to the positions of President and Chief Operating Officer of both the Company and its Subsidiary.

      The following table contains information concerning the grant of stock options to the named executive officer in Fiscal 1995:


Name.....................................    Reginald  M.  Fountain, Jr.

Number of securities underlying
  options/SARS granted...................         300,000

Per cent of total options/SARS granted
  to employees in the fiscal year........           100%

Exercise price...........................          $7.00

Expiration date..........................         8/04/05

Potential realizable value of assured
   stock appreciation for option term
   based on a per share market price of
   the common stock on the last trading
   day prior to the day of grant of $7.00:

      Five percent........................       $1,320,678

      Ten percent.........................       $3,346,859


      The following table contains information concerning the exercise of stock options and employment related options and information concerning unexercised stock options held as of July 31, 1995 by the named executive officer:

Name.....................................   Reginald  M.  Fountain, Jr.

Shares acquired on exercise..............           -0-

Market value at time of exercise less
   exercise price, or value realized.....           -0-

Number of unexercised options & warrants:

   Exercisable options...................         320,000

   Non-Exercisable.......................           -0-

Value of unexercised in-the-money options
   at June 30, 1996, exercisable.........       $1,461,750 (1)


(1) The closing sale price of the Common stock on Friday, June 28, 1996 was $11.50. Value equals the difference between market value and exercise price.

      In October, 1995, the Financial Accounting Standards Board issued
SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 permits a company to choose either a new fair value based method of accounting for its stock based compensation arrangements or to comply with the current APB Opinion 25 intrinsic value based method adding pro forma disclosure of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 123 in 1997 using pro forma disclosures of net income and earnings per share. The impact of stock options on the Company's pro forma disclosures of net income and earnings per share calculations is not known as the Company has not yet implemented the provision of the SFAS.


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


Employment Agreement.

     Reginald M. Fountain, Jr. serves as the Company's President, Chief Executive Officer, and Chief Operating Officer pursuant to an employment agreement entered into during 1989. The agreement provides for a one-year term and for automatic renewals at the end of each year for additional one-year periods until terminated. Under the agreement, Mr. Fountain received a base salary approved by the Board of Directors and an annual cash bonus based upon the Company's net profits before taxes. On May 1, 1994, the Board of Directors authorized an increase in the annual bonus payment to Mr. Fountain to 5% of net income after the profit sharing distribution but before income taxes limited to a maximum of $250,000. Bonuses of $199,984 for Fiscal 1996 and $106,438 for Fiscal 1995 were paid to Mr. Fountain. No bonus was paid to him for Fiscal 1994. The agreement terminates upon death or permanent disability. The current agreement replaced a similar agreement with Mr. Fountain that had been in effect since December, 1986.

Profit Sharing Plan.

      No Profit Sharing Plan was authorized for Fiscal 1996 or Fiscal 1994. On May 1, 1994, the Board of Directors authorized a Profit Sharing Plan applicable to all eligible employees for Fiscal 1995. The profit sharing calculations were based upon the consolidated audited net income for the full fiscal year before income taxes. The actual profit sharing distribution for Fiscal 1995 was $376,614 and was paid in full to the eligible employees on August 12, 1995.


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

      During Fiscal 1995 options to purchase 20,000 shares were awarded to Mr. Fountain at $5.9125 ($5.375 x 110%) per share and options to purchase 20,000 shares were awarded to the Chief Financial Officer at $5.500 per share. Of the options granted in previous years, all had expired by June 30, 1996. The remaining options available for grant under the 1986 Plan are for 160,000 common shares.

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


Performance Table.

      The following table was prepared by Standard & Poor's Compustat Services, Inc. It compares the Company's cumulative total shareholder return with a stock market performance indicator (S. & P. 500 Index) and an industry index (S. & P. Leisure Time). The table assumes a base point of June 30, 1991 to be equal to $100.00. Accumulated returns are noted through June 30, 1996. Each time period covered by the table gives the dollar value of the investment assuming monthly reinvestment of dividends. The Company has never paid any dividends.

            TOTAL SHAREHOLDER RETURNS-DIVIDENDS REINVESTED


                                           ANNUAL RETURN PERCENTAGE
                                                    YEARS ENDING
           COMPANY/INDEX              JUN92  JUN93  JUN94  JUN95  JUN96
- ------------------------------------------------------------------------
FOUNTAIN POWERBOAT INDS INC           25.00  14.02  -55.81 142.11 100.00
S & P		                    			        13.41  13.63    1.41  26.07  25.00
LEISURE TIME			                        7.86   2.71   31.39  -5.29  31.98


                                               	INDEXED RETURNS
                                                  YEARS ENDING
           COMPANY/INDEX         JUN91  JUN92  JUN93  JUN94  JUN95  JUN96
- ---------------------------------------------------------------------------
FOUNTAIN POWERBOAT INDS INC      100    125.00 107.46  47.50  115.00 230.00
S & P 500 INDEX                  100    113.41 128.87 130.68  164.75 207.59
LEISURE TIME                     100    107.86 110.78 145.55  137.84 181.92



      As can be seen from the table, the total return to shareholders of the Company's common stock over the past five years has been greater than the
S. & P. 500 stocks and the S. & P. Leisure Time stocks.


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

     The entire Board has also approved Mr. Fountain's employment agreement with the Company, more fully described above on Page 56, under "Employment Agreement", which provides for a minimum base salary and an annual cash bonus equal to five percent of the Company's net profits after profit sharing distribution but before income taxes limited to a maximum of $250,000. Bonuses were paid to Mr. Fountain for Fiscal 1995 amounting to $106,438 and for Fiscal 1996 amounting to $199,984. Mr. Fountain received no bonus for Fiscal 1994.

Compliance with Section 16.

     Mr. Reginald M. Fountain, Jr. did not timely file one Form 4 in Fiscal 1996 with respect to the granting of 300,000 common stock options in August, 1995.



Item  12.   Security Ownership of Certain Beneficial  Owners  and
            Management.

      Principal Shareholders. The following table sets forth the beneficial ownership of the Company's Common Stock as of September 15, 1996, by each person known to the Company to beneficially own more than five percent (5%) of the Company's Common Stock. This table has been prepared based upon information provided to the Company by each shareholder:

                                          Amount of
        Name  and                        Beneficial        Percent of
        Address                           Ownership         Class (3)
- ------------------------              ---------------       ---------
Reginald M. Fountain, Jr.
P.O. Drawer 457
Whichard's Beach Road
Washington, N.C.  27889                1,712,915 (1)         51.30%


Triglova Finanz, A.G.
P.O. Box 1824
52nd Street
Urbanization Obarrio
Torre Banco Sur, 10th Floor
Panama City, Republic of Panama          272,500 (2)          9.00%


            _______________________________________________

(1) Mr. Fountain has sole voting and investment power with respect to all shares shown as beneficially owned. Includes options to acquire 320,000 shares of common stock.

(2) The Company is informed that the shares shown as beneficially owned by Triglova Finanz, A.G. are owned directly by it, and it claims shared voting and investment power with respect to all such shares with Mr. Filippo Dollfus De Vockersberg, C/O Fider Service, 1 Via Degli Amadio 6900, Lugano, Switzerland. Mr. Dollfus has been authorized to act as attorney-in-fact for Triglova Finanz, A.G., and, therefore, claims shared voting and investment power with respect to such shares.

(3) The percentage for each person is calculated on the basis of the Company's total outstanding shares less the 10,000 shares owned by the Company's Subsidiary.

      Directors and Officers. The following table sets forth the beneficial ownership of the Company's common stock as of September 15, 1996, for each of the Company's current directors, and for all directors and officers of the Company as a group.



                                   Amount of
      Name and                     Beneficial           Percent of
      Address                      Ownership              Class
     ------------                  ------------         ---------
Reginald M. Fountain, Jr.(1)       1,712,915 (2)         51.30%

Gary D. Garbrecht (1)                 20,000 (2)            (3)

Mark L. Spencer (1)                   20,000 (2)            (3)

Federico Pignatelli (1)               20,000 (2)            (3)

Gary E. Mazza, III (1)                20,000 (2)            (3)

Allan L. Krehbiel (1)                 20,000 (2)            (3)

Blanche C. Williams (1)                  100                (3)

All directors and officers
  as a group (7 persons)           1,813,015 (2)         52.71%





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

(3)  Less than 1%.

Item 13.  Certain Relationships and Related-Party Transactions.

      During the fourth quarter of Fiscal 1996, the Company borrowed $170,000 from Mr. Fountain to supplement its working capital. This loan was unsecured with interest at 12%. The Company paid Mr. Fountain $2,710 in interest. The loan was entirely repaid by June 30, 1996.

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

      In Fiscal 1994, the Company paid Mr. Fountain interest amounting to $18,000 due on the $300,000 loan which was converted to common stock effective January 31, 1994. No interest was paid to Mr. Fountain in Fiscal 1995. The Company also paid rentals at what it believes to be their fair market values during the last three fiscal years to Mr. Fountain or to entities owned by him as follows:

                                 Fiscal     Fiscal     Fiscal
                                  1996       1995       1994

     Greenwood Helicopters.....$    -0-    $    -0-   $ 22,552

     Eastbrook Apartments......   8,705      12,540     17,368

     Village Green Apartments..   6,675       1,455        -0-

     R.M. Fountain, Jr.
        - airplane rentals      155,499     104,469     91,180

     R.M. Fountain, Jr.
        - other misc.             2,000         -0-        -0-
                                --------    --------   --------
                               $172,879    $118,464   $131,100
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

      Mr. Gary D. Garbrecht is a director of the Company and the President and sole shareholder of Mach Performance, Inc. which supplies the Company's Subsidiary with some of its requirements for propellers and other accessory items. The Company paid Mach Performance, Inc. $191,709 in Fiscal 1996, $254,696 in Fiscal 1995, and $89,433 in Fiscal 1994.

       Mr. Gary E. Mazza,III, a distinguished attorney, businessman, educator, and retired United States Army Colonel was elected to the Board of Directors on December 28, 1993. He is Mr. Fountain's father-in-law. The Company paid Mr. Mazza $1,079 in Fiscal 1996 and $1,743 in Fiscal 1995. No amount was paid to him in Fiscal 1994.

      Mr. Federico Pignatelli was elected to the Board of Directors as the designee of Eurocapital, Ltd., the Company's investment banking firm in connection with a private placement of the Company's Common Stock. No amounts were paid to Mr. Pignatelli or to Eurocapital, Ltd., or to any of their affiliates, in Fiscal 1996, 1995, or Fiscal 1994.

      Mr. Mark L. Spencer is a director of the Company and the President and sole shareholder of Spencer Communications, Inc. which furnishes advertising and public relations services to the Company. The Company paid Spencer Communications, Inc. $265,985 in Fiscal 1996, $138,116 in Fiscal 1995, and $124,872 in Fiscal 1994.

     The Company believes that all of the above transactions were on terms which were not more favorable than would have been obtained from non-affiliated parties.

                              PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports  on
Form 8 and Form 8-K.


(a) The following documents are filed as a part of this Report:

      (1) Financial Statements. The following consolidated financial statements of the Company and its Subsidiary are included in Part II, Item 8, herein:
                                                       Page No.

     Independent Auditors' Report.....................    29

     Consolidated Balance Sheets -
         June 30, 1996 and 1995.......................    30

     Consolidated Statements of Operations -
         Years Ended June 30, 1996, 1995, 1994........    31

     Consolidated Statements of Stockholders' Equity -
         Years Ended June 30, 1996, 1995, 1994........    32

     Consolidated Statements of Cash Flows -
         Years Ended June 30, 1996, 1995, 1994.......   33-34

     Notes to Consolidated Financial Statements......   35-51



      (2) Exhibits. The following exhibits are filed with this report or incorporated by reference to a previous filing:

                                                         Page No.
      3.1 - Certificate of Incorporation of the Company
           (Incorporated by reference to the Company's
            Registration Statement filed on              Previously
            October 2, 1986)............................    Filed

     3.2 - Amendments to Certificate of Incorporation
           of the Company (Incorporated by reference
           to Amendment No. 1 to the Company's
           Registration Statement filed on                Previously
           December   2,  1986)..........................    Filed

     3.3 - Amendment to Certificate of Incorporation
           of the Company (Incorporated by
           reference to the exhibit filed with the
           Registrant's Annual Report on Form 10-K        Previously
           for the fiscal year ended June 30, 1991)....      Filed

                                                         Page No.
     3.4 - By-laws of the Company (Incorporated by
           reference to Amendment No. 1 to the
           Company's Registration Statement filed on    Previously
           December 2, 1986)...........................   Filed

     3.5 - Certificate of Amendment to the Articles
           of Incorporation, Consent Action in
           Writing of the Majority Stockholders,
           and Resolutions Adopted by Unanimous
           Written Consent of the Board of Directors
           for the one-for-two reverse stock split      Previously
           of February 4, 1994........................    Filed

     4.1 - Form of Warrant Agreement (Incorporated by
           reference to Amendment No. 2 to the
           Company's Registration Statement filed on   Previously
           December 10, 1986)..........................   Filed

     4.2 - Form of Stock Certificate (Incorporated by
           reference to the exhibit filed with the
           Registrant's Annual Report on Form 10K for  Previously
           the fiscal year ended October 1, 1989)......   Filed

     4.3 - Form of Warrant Certificate (Incorporated by
           reference to Amendment No. 2 to the
           Company's Registration Statement filed      Previously
           on December 10, 1986).......................   Filed

    10.1 - 1986 Incentive Stock Option Plan
           (Incorporated by reference to Amendment
           No. 1 to the Company's Registration         Previously
           Statement filed on December 2, 1986)........   Filed

    10.2 - Employment Agreement dated May 31, 1989
           between Reginald M. Fountain, Jr. and the
           Company's Subsidiary (Incorporated by
           reference to the exhibit filed with the
           Registrant's Annual Report on Form 10K      Previously
           for the fiscal year ended October 1, 1989)..   Filed

    10.3 - Employment Agreement dated May 31, 1989
           between Leon P. Smith and the Company's
           Subsidiary (Incorporated by reference to
           the exhibit filed with the Registrant's
           Annual Report on Form 10K for the fiscal    Previously
           year ended October 1, 1989)................    Filed

                                                          Page No.
    10.5 - Loan Agreement dated May 23, 1989
           by and between Fountain Powerboats, Inc.
           and MetLife Financial Acceptance
           Corporation (Incorporated by reference to
           the exhibit filed with the Registrant's
           Annual Report on Form 10K for the fiscal       Previously
           year ended October 1, 1989)................       Filed

    10.6 - Revolving Loan and Security Agreement,
           dated May 23, 1989 by and between Fountain
           Powerboats, Inc. and MetLife Financial
           Acceptance Corporation (Incorporated by
           reference to the exhibit filed with the
           Registrant's Annual Report on Form 10K         Previously
           for the fiscal year ended October 1, 1989)        Filed

    10.7 - First modification of Loan Agreement dated
           August 29, 1990 by and between Fountain
           Powerboats, Inc. and MetLife Financial
           Acceptance Corporation (Incorporated by
           reference to the exhibit filed with the
           Registrant's Annual Report on Form 10K         Previously
           for the fiscal year ended July 1, 1990)....       Filed

    10.8 - First Modification of Revolving Loan and
           Security Agreement dated August 29, 1990
           by and between Fountain Powerboats Inc.
           and MetLife Financial Acceptance
           Corporation (Incorporated by reference
           to the exhibit filed with the Registrant's
           Annual Report on Form 10-K for the fiscal      Previously
           year ended July 1, 1990)...................       Filed

    10.9 - Loan and Security Agreement with MetLife       Previously
           Capital Corporation dated December 31, 1993.      Filed

   10.10 - Consulting and Marketing Agreement with
           the Mercury Marine division of the             Previously
           Brunswick Corporation dated March 22, 1991..      Filed

   10.11 - Loan Extension and Amendment Agreement with
           the Mercury Marine division of the            Previously
           Brunswick Corporation dated July 11, 1994..      Filed

   10.12 - Amendment to Consulting and Marketing
           Agreement with the Mercury Marine division
           of the Brunswick Corporation dated            Previously
           July 11, 1994..............................      Filed

                                                            Page No.
   10.13 - Standstill Agreement with the Mercury Marine
           division of the Brunswick Corporation dated    Previously
           July 11, 1994..............................       Filed

   10.14 - Amendment No. One dated September 24, 1994
           to Loan and Security Agreement of December     Previously
           31, 1993 with MetLife Capital Corporation..       Filed

   10.15 - Consent to Loan Restructure dated January      Previously
           1, 1995 from MetLife Capital Corporation...       Filed

   10.16 - Amendment No. Two dated January 1, 1995
           to Loan and Security Agreement of December     Previously
           31, 1993 with MetLife Capital Corporation...      Filed

   10.17 - Second Loan Extension, Consolidation and
           Amendment Agreement dated February 24, 1995
           with Brunswick Corporation, Mercury Marine     Previously
           Division....................................      Filed

   10.18 - Modification of Deeds and Trust and Assign-
           ment of Rents, Issues and Profits dated
           February 24, 1995 with Brunswick Corporation,  Previously
           Mercury Marine Division.....................      Filed

   10.19 - Consulting and Marketing Agreement dated
           February 24, 1995 with Brunswick Corporation,  Previously
           Mercury Marine Division.....................      Filed

   10.20 - Supply Agreement dated February 24, 1995
           with Brunswick Corporation, Mercury Marine     Previously
           Division....................................      Filed

   10.21 - Master Security Agreement dated December 21,
           1995 with G. E. Capital Corporation.........     72 - 75

   10.22 - Promissory Note dated December 21, 1995 with
           G. E. Capital Corporation...................     76 - 77

   10.23 - Collateral Schedule No. 001 dated December
           21, 1995 with G. E. Capital Corporation.....     78 - 79

   10.24 - Letter of Credit Agreement dated December 21,
           1995 with G. E. Capital Corporation.........     80 - 81

    21   - List of Subsidiaries.......................           82



(b) No Amendments on Form 8 or Current Reports on Form 8-K were filed by the Registrant during the fiscal year ended June 30, 1996.

                             SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FOUNTAIN POWERBOAT INDUSTRIES, INC.


                            By: /s/ REGINALD M. FOUNTAIN, JR.
                                     Reginald M. Fountain, Jr.
                                 Chairman, President, and Chief
                                       Executive Officer

                            Date:  September 25, 1996

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ REGINALD M. FOUNTAIN, JR.               September 25, 1996
Reginald M. Fountain, Jr.
Chairman, President, and Chief
     Executive Officer


/s/ GARY D. GARBRECHT                       September 25, 1996
Gary D. Garbrecht
Director


/s/ GARY E. MAZZA, III                      September 25, 1996
Gary E. Mazza,III
Director


/s/ FEDERICO PIGNATELLI                     September 25, 1996
Federico Pignatelli
Director


/s/ MARK L. SPENCER                         September 25, 1996
Mark L. Spencer
Director

/s/ ALLAN L. KREHBIEL                       September 25, 1996
Allan L. Krehbiel
Vice President, Chief Financial
Officer, and Designated Principal
Accounting Officer

               			SECURITIES AND EXCHANGE COMMISSION
		                    		WASHINGTON, D.C. 20549




                           					EXHIBITS


                           					   TO


                      				FORM 10-K ANNUAL REPORT

            		     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                 			  UNDER THE SECURITIES ACT OF 1934












                   			FOUNTAIN POWERBOAT INDUSTRIES, INC.
			                       COMMISSION FILE NO. 0-14712

3000 (3/91)



                    MASTER SECURITY AGREEMENT



    THIS MASTER SECURITY AGREEMENT, made as of DEC 21 1995 ("Agreement"), by and between General Electric Capital Corporation, a New York corporation with an address at 6100 Fairview Road Suite 1450, Charlotte, NC ("Secured Party"), and Fountain Powerboats, Inc., a corporation organized and existing under the laws of the State of North Carolina with its chief executive offices located at Whichards Beach Road (P.O. Drawer 457), Washington, North Carolina 27889("Debtor").

    In consideration of the promises herein contained and of certain other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Debtor and Secured Party hereby agree as follows:

1. CREATION OF SECURITY INTEREST.

   Debtor hereby gives, grants and assigns to Secured Party, its successors and assigns forever, a security interest in and against any and all property listed on any collateral schedule now or hereafter annexed hereto or made a part hereof ("Collateral Schedule"), and in and against any and all additions, attachments, accessories and accessions thereto, any and all substitutions, replacements or exchanges therefor, and any and all insurance and/or other proceeds thereof (all of the foregoing being hereinafter individually and collectively referred to as the "Collateral"). Theforegoing security interest is given to secure the payment and performance of any and all debts, obligations and liabilities of any kind, nature or description whatsoever (whether primary, secondary, direct, contingent, sole, joint or several, or otherwise, and whether due or to become due) of Debtor to Secured Party, now existing or hereafter arising,including but not limited to the payment and performance of certain Promissory Notes from time to time identified on any Collateral Schedule (collectively "Notes" and each a "Note"), and any renewals, extensions and modifications of such debts, obligations and liabilities (all of the foregoing being hereinafter referred to as the "Indebtedness").

2. REPRESENTATIONS, WARRANTIES AND COVENANTS OF DEBTOR.

   Debtor hereby represents, warrants and covenants as of the date hereof and as of the date of execution of each Collateral Schedule hereto that:

   (a) Debtor is, and will remain, duly organized, existing and in good standing under the laws of the State set forth in the first paragraph of this Agreement, has its chief executive offices at the location set forth in such paragraph, and is, and will remain, duly qualified and licensed in every jurisdictionwherever necessary to carry on its business and operations:

   (b) Debtor has adequate power and capacity to enter into, and to perform its obligations, under this Agreement, each Note and any other documents evidencing, or given in connection with, any of the Indebtedness (all of the foregoing being hereinafter referred to as the "Debt Documents' );

   (c) This Agreement and the other Debt Documents have been duly authorized, executed and delivered by Debtor and constitute legal, valid and binding agreements enforceable under all applicable laws in accordance with their terms, except to the extent that the enforcement of remedies may be limited under applicable bankruptcy and insolvency laws;

   (d) No approval, consent or withholding of objections is required from any governmental authority or instrumentality with respect to the entry into or performance by, Debtor of any of the Debt Documents, except such as may have already been obtained;

   (e) The entry into, and performance by, Debtor of the Debt Documents will not (i) violate any of the organizational documents of Debtor or any judgment, order, law or regulation applicable to Debtor, or (ii) result in any breach of, constitute a default under, or result in the creation of any lien, claim or encumbrance on any of Debtor's property (except for liens in favor of Secured Party) pursuant to, any indenture mortgage, deed of trust, bank loan, credit agreement, or other agreement or instrument to which Debtor is a party;

   (f) There are no suits or proceedings pending or threatened in court or before any commission, board or other administrative agency against or affecting Debtor which could. in the aggregate, have a material adverse effect on Debtor, its business or operations, or its ability to perform its obligations under the Debt Documents;

   (g) All financial statements delivered to Secured Party in connection with the Indebtedness have been prepared in accordance with generally accepted accounting principles, and since the date of the most recent financial statement, there has been no material adverse change;

   (h) The Collateral is not, and will not be, used by Debtor for personal, family or household purposes;

   (i) The Collateral is, and will remain, in good condition and repair and Debtor will not be negligent in the care and use thereof;

   (j) Debtor is, and will remain, the sole and lawful owner, and in possession of, the Collateral, and has the sole right and lawful authority to grant the security interest described in this Agreement; and

   (k) The Collateral is, and will remain, free and clear of all liens, claims and encumbrances of every kind, nature and description, except for
(i) liens in favor of Secured Party, (ii) liens for taxes not yet due or for taxes being contested in good faith and which do not involve, in the reasonable judgment of Secured Party, any risk of the sale, forfeiture or loss of any of the Collateral, and (iii) inchoate materialmen's, mechanic's, repairmen's and similar liens arising by operation of law in the normal course of business for amounts which are not delinquent (all of such permitted liens being hereinafter referred to as "Permitted Liens").

3. COLLATERAL.                    4060713  001

   (a   Until the declaration of any default hereunder, Debtor shall remain in possession of the Collateral; provided, however, that Secured Party shall have the right to possess (i) any chattel paper or instrument that constitutes a part of the Collateral, and (ii) any other Collateral which because of its nature may require that Secured Party's security interest therein be perfected by possession. Secured Party, its successors and assigns, and their respective agent, shall have the right to examine and inspect any of the Collateral at any time during normal business hours.
Upon any request from Secured Party, Debtor shall provide Secured Party with notice of the then current location of the Collateral.

   (b)  Debtor shall (i) use the Collateral only in its trade or business,
(ii) maintain all of the Collateral in good condition and working order,

(iii) use and maintain the Collateral only in compliance with all applicable laws, and (iv) keep all of the Collateral free and clear of all liens. claims and encumbrances (except for Permitted Liens).

   (c)  Debtor shall not, without the prior written consent of Secured Party,
(i) part with possession of any of the Collateral (except to Secured Party or for maintenance and repair), (ii) remove any of the Collateral from the continental United States, or (iii) sell, rent, lease, mortgage, grant a security interest in or otherwise transfer or encumber (except for Permitted Liens) any of the Collateral.

   (d) Debtor shall pay promptly when due all taxes, license fees, assessments and public and private charges levied or assessed on any of the Collateral, on the use thereof. or on this Agreement or any of the other Debt Documents. At its option, Secured Party may discharge taxes, liens, security interests or other encumbrances at any time levied or placed on the Collateral and may pay for the maintenance, insurance and preservation of the Collateral or to effect compliance with the terms of this Agreement or any of the other Debt Documents. Debtor shall reimburse Secured Party, on demand, for any and all costs and expenses incurred by Secured Party in connection therewith and agrees that such reimbursement obligation shall be secured hereby.

   (e) Debtor shall, at all times, keep accurate and complete records of the Collateral, and Secured Party, its successors and assigns, and their respective agents. shall have the right to examine, inspect, and make extracts from all of Debtor's books and records relating to the Collateral at any time during normal business hours.

   (f) If agreed by the parties, Secured Party may. but shall in no event be obligated to, accept substitutions and exchanges of property for property, and additions to the property, constituting all or any part of the Collateral. Such substitutions, exchanges and additions shall be accomplished at any time and from time to time, by the substitution of a revised Collateral Schedule for the Collateral Schedule now or hereafter annexed. Any property which may be substituted, exchanged or added as aforesaid shall constitute a portion of the Collateral and shall be subject to the security interest granted herein. Additions to, reductions or exchanges of, or substitutions for, the Collateral, payments on account of any obligation or liability secured hereby, increases in the obligations and liabilities secured hereby, or the creation of additional obligations and liabilities secured hereby, may from time to time be made or occur without affecting the provisions of this Agreement or the provisions of any obligation or liability which this Agreement secures.

   (g) Any third person at any time and from time to time holding all or any portion of the Collateral shall be deemed to, and shall, hold the Collateral as the agent of, and as pledge holder for, Secured Party. At any time and from time to time, Secured Party may give notice to any third person holding all or any portion of the Collateral that such third person is holding the Collateral as the agent of, and as pledge holder for, the Secured Party.

4.  INSURANCE.

   The Collateral shall at all times be held at Debtor's risk, and Debtor shall keep it insured against loss or damage by fire and extended coverage perils, theft, burglary. and for any or all Collateral which are vehicles, for risk of loss by collision, and where requested by Secured Party, against other risks as required thereby, for the full replacement value thereof, with companies, in amounts and under policies acceptable to Secured Party. Debtor shall, if Secured Party so requires, deliver to Secured Party policies or certificates of insurance evidencing such coverage. Each policy shall name Secured Party as loss payee thereunder, shall provide for coverage to Secured Party regardless of the breach by Debtor of any warranty or representation made therein, shall not be subject to co-insurance, and shall provide for thirty (30) days written notice to Secured Party of the cancellation or material modification thereof. Debtor hereby appoints Secured Party as its attorney in fact to make proof of loss, claim for insurance and adjustments with insurers, and to execute or endorse all documents, checks or drafts in connection with payments made as a result of any such insurance policies. Proceeds of insurance shall be applied, at the option of Secured Party, to repair or replace the Collateral or to reduce any of the Indebtedness secured hereby.

5. REPORTS.                            4060713 001

   (a) Debtor shall Promptly notify Secured Party in the event of(i) any change in the name of Debtor, (ii) any relocation of its chief executive offices, (iii) any relocation of any of the Collateral, (iv) any of the Collateral being lost, stolen, missing, destroyed, materially damaged or worn out, or (v) any lien, claim or encumbrance attaching or being made against any of the Collateral other than Permitted Liens.

   (b) Debtor agrees to furnish its annual financial statements and such interim statements as Secured Party may require in form satisfactory to Secured Party. Any and all financial statements submitted and to be submitted to Secured Party have and will have been prepared on a basis of generally accepted accounting principles, and are and will be complete and correct and fairly present Debtor's financial condition as at the date thereof. Secured Party may at any reasonable time examine the books and records of Debtor and make copies thereof.

6.  FURTHER ASSURANCES.

   (a) Debtor shall, upon request of Secured Party, furnish to Secured Party such further information, execute and deliver to Secured Party such documents and instruments (including, without limitation, Uniform Commercial Code financing statements) and do such other acts and things, as Secured Party may at any time reasonably request relating to the perfection or protection of the security interest created by this Agreement or for tile purpose of carrying out the intent of this Agreement. Without limiting the foregoing, Debtor shall cooperate and do all acts deemed necessary or advisable by Secured Party to continue in Secured Party a perfected first security interest in the Collateral, and shall obtain and furnish to Secured Party any subordinations, releases, landlord, lessor, or mortgagee waivers, and similar documents as may be from time to time requested by, and which are in form and substance satisfactory to, Secured Party.

   (b) Debtor hereby grants to Secured Party the power to sign Debtor's name and generally to act on behalf of Debtor to execute and file applications for title, transfers of title, financing statements, notices of lien and other documents pertaining to any or all of the Collateral. Debtor shall, if any certificate of tide be required or permitted by law for any of the Collateral, obtain such certificate showing the lien hereof with respect to the Collateral and promptly deliver same to Secured Party.

   (c) Debtor shall indemnify and defend the Secured Party, its successors and assigns, and their respective directors. officers and employees, from and against any and all claims, actions and suits (including, without limitation, related attorneys' fees) of any kind, nature or description whatsoever arising, directly or indirectly, in connection with any of the Collateral.

7. EVENTS OF DEFAULT.

   Debtor shall be in default under this Agreement and each of the other Debt Documents upon the occurrence of any of the following "Event(s) of Default":

   (a) Debtor fails to pay any installment or other amount due or coming due under any of the Debt Documents within ten (10)d ays after its due, datc;

   (b) Any attempt by Debtor, without the prior written consent of Secured Party, to sell, rent, lease, mortgage, grant a security interest in, or otherwise transfer or encumber (except for Permitted Liens) any of the Collateral;

   (c) Debtor fails to procure. or maintain in effect at all times, any of the insurance on the Collateral in accordance with Section 4 of this Agreement;

   (d) Debtor breaches any of its other obligations under any of the Debt Documents and fails to cure the same within thirty (30) days after written notice thereof;

   (e) Any warranty. representation or statement made by Debtor in any of the Debt Documents or otherwise in connection with any of the Indebtedness shall be false or misleading in any material respect;

   (f) Any of the Collateral being subjected to, or being threatened with, attachment, execution, levy, seizure or confiscation in any legal proceeding or otherwise;

   (g) Any default by Debtor under any other agreement between Debtor and Secured Party;

   (h) Any dissolution, termination of existence. merger, consolidation, change in controlling ownership, insolvency, or business failure of Debtor orany guarantor or other obligor for any of the Indebtedness (collectively "Guarantor"), or if Debtor or any Guarantor is a natural person, any death or incompetency of Debtor or such Guarantor;

   (i) The appointment of a receiver for all or of any part of the property of Debtor or any Guarantor, or any assignment for the benefit of creditors by Debtor or any Guarantor; or

   (j) The filing of a petition by Debtor or any Guarantor under any bankruptcy. insolvency or similar law. or the filing of any such petition against Debtor or any Guarantor if the same is not dismissed within thirty
(30) days of such filing.

8.  REMEDIES ON DEFAULT.

   (a) Upon the occurrence of an Event of Default under this Agreement, the Secured Party, at its option. may declare any or all of the Indebtedness, including without limitation the Notes, to be immediately due and payable, without demand or notice to Debtor or any Guarantor. The obligations and liabilities accelerated thereby shall bear interest (both before and after any judgment) until paid in full at the lower of eighteen percent (18%) per annum or the maximum rate not prohibited by applicable law.

   (b) Upon such declaration of default, Secured Party shall have all of the rights and remedies of a Secured Party under the Uniform Commercial Code, and under any other applicable law. Without limiting the foregoing, Secured Party shall have the right to (i) notify any account debtor of Debtor or any obligor on any instrument which constitutes pan of the Collateral to make payment to the Secured Party, (ii) with or without legal process, enter any premises where the Collateral may be and take possession and/or remove said Collateral from said premises, (iii) sell the Collateral at public or private sale, in whole or in part, and have the right to bid and purchase at said sale, and/or (iv) lease or otherwise dispose of all or part of the Collateral, applying proceeds therefrom to the obligations then in default. If requested by Secured Party, Debtor shall promptly assemble the Collateral and make it available to Secured Party at a place to be designated by
Secured Party which is reasonably convenient to both parties. Secured Party may also render any or all of the Collateral unusable at the Debtor's premises and may dispose of such Collateral on such premises without liability for rent or costs. Any notice which Secured Party is required to give to Debtor under the Uniform Commercial Code of the time and place of any public sale or the time after which any private sale or other intended disposition of the Collateral is to be made shall be deemed to constitute reasonable notice if such notice given to the last known address of Debtor at least five (5) days prior to such action.
                                                  4060713  001

   (c) Proceeds from any sale or lease or other disposition shall be applied: first. to all costs of repossession, storage, and disposition including without limitation attorneys', appraisers', and auctioneers' fees; second, to discharge the obligations then in default; third, to discharge any other Indebtedness of Debtor to Secured Party, whether as obligor, endorser, guarantor, surety or indemnitor; fourth, to expenses incurred in paying or settling liens and claims against the Collateral; and lastly, to Debtor, if there exists any surplus. Debtor shall remain fully liable for any deficiency.

   (d) In the event this Agreement, any Note or any other Debt Documents are placed in the hands of an attorney for collection of money due or to become due or to obtain performance of any provision hereof. Debtor agrees to pay all reasonable attorneys' fees incurred by Secured Party, and further agrees that payment of such fees is secured hereunder. Debtor and Secured Party agree that such fees to the extent not in excess of twenty percent (20%) of subject amount owing after default (if permitted by law, or such lesser sum as may otherwise be permitted by law) shall be deemed reasonable.

   (e) Secured Party's rights and remedies hereunder or otherwise arising are cumulative and may be exercised singularly or concurrently. Neither the failure nor any delay on the part of the Secured Party to exercise any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege preclude any other or further exercise thereof or the exercise of any other right, power or privilege. Secured Party shall not be deemed to have waived any of its rights hereunder or under any other agreement, instrument or paper signed by Debtor unless such waiver be in writing and signed by Secured Party. A waiver on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any future occasion.

   (f) DEBTOR HEREBY UNCONDITIONALLY WAIVES ITS RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY, THIS AGREEMENT, ANY OF THE OTHER DEBT DOCUMENTS, ANY OF THE INDEBTEDNESS SECURED HEREBY, ANY DEALINGS BETWEEN DEBTOR AND SECURED PARTY RELATING TO THE SUBJECT MATTER OF THIS TRANSACTION OR ANY RELATED TRANSACTIONS, AND/OR THE RELATIONSHIP THAT IS BEING ESTABLISHED BETWEEN DEBTOR AND SECURED PARTY. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS). THIS WAIVER IS IRREVOCABLE, MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THE WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO T-HIS AGREEMENT. ANY OTHER DEBT DOCUMENTS, OR TO ANY OTHER DOCUMENTS OR AGREEMENTS RELATING TO THIS TRANSACTION OR ANY RELATED TRANSACTION. IN THE EVENT OF LITIGATION, THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

9.        MISCELLANEOUS.

   (a) This Agreement, any Note and/or any of the other Debt Documents may be assigned, in whole or in part, by Secured Party without notice to Debtor, and Debtor hereby waives any defense, counterclaim or cross-complaint by Debtor against any assignee, agreeing that Secured Party shall be solely responsible therefor.

   (b) All notices to be given in connection with this Agreement shall be in writing, shall be addressed to the parties at their respective addresses set forth hereinabove (unless and until a different address may be specified in a written notice to the other party), and shall be deemed given (i) on the date of receipt if delivered in hand or by facsimile transmission,
(ii) on the next business day after being sent by express mail, and (iii) on the fourth business day after being sent by regular, registered or certified mail. As used herein, the term 'business day' shall mean and include any day other than Saturdays, Sundays, or other days on which commercial banks in New York, New York are required or authorized to be closed.

   (c) Secured Party may correct patent errors herein and fill in all blanks herein or in any Collateral Schedule consistent with the agreement of the parties.

   (d) Time is of the essence hereof. This Agreement shall be binding, jointly and severally, upon all parties described as the "Debtor" and their respective heirs, executors, representatives, successors and assigns, and shall inure to the of Secured Parry, its successors and assigns.

   (e) This Agreement and its Collateral Schedules constitute the entire agreement between the parties with respect to the subject matter hereof and supercede all prior understandings (whether written, verbal or implied) with respect thereto. This Agreement and its Collateral Schedules shall not be changed or terminated only or by course of conduct, but only by a writing signed by both parties hereto. Section headings contained in this Agreement have been included for convenience only, and shall not affect the construction or interpretation hereof.

   (f) This Agreement shall continue in full force and effect until all of the Indebtedness has been indefensibly paid in full to Secured Party. The surrender, upon payment or otherwise, of any Note or any of the other documents evidencing any of the Indebtedness shall not affect the right of Secured Party to retain the Collateral for such other Indebtedness as may then exist or as it may be reasonably contemplated will exist in the future. This Agreement shall automatically be reinstated in the event that Secured Party is ever required to return or restore the payment of all or any portion of the Indebtedness (all as though such payment had never been made).

IN WITNESS WHEREOF, Debtor and Secured Parry, intending to be legally bound hereby, have duty executed this Agreement in one or more counterparts, each of which shall be deemed to be an original, as of the day and year first aforesaid.


SECURED PARTY:                       DEBTOR:

General Electric Capital             Fountain Powerboats,
Corporation Inc.

By:  Amanda White                    By:  R.M. Fountain, Jr.

Title:  Regional Credit Analyst      Title:  Chairman, CEO, COO, President


4060?73 001

3400 FR/ME (7/92)

                         PROMISSORY NOTE

                           DEC 21 1995
                   __________________________
                             (Date)
  Whichards Beach Road, (P.O. Drawer 457), Washington, Beaufort

                  County, North Carolina 27889

_________________________________________________________________
                     _______________________
                       (Address of Maker)

FOR VALUE RECEIVED.   Fountain  Powerboats, Inc.  ("Maker") promises,
jointly and severally if more than one, to pay to the order of General Electric Capital Corporation or any subsequent holder hereof (each, a "Payee") at its office located at 6100 Fairview Road Suite 1450, Charlotte, NC 28210 or at such other place as Payee or the holder hereof may designate, the principal sum of Six hundred thousand and 00/100 Dollars ($600,000.00), with interest thereon, from the date hereof through and including the dates of payment, at a fixed interest rate of nine and zero hundredths percent (9.00 %) per annum, to be paid in lawful money of the United States, in forty-one (41) consecutive monthly installments of principal and interest of Sixteen thousand seven hundred six and 71/100 Dollars ($16,706.71) each ("Periodic installment") and a final installment which shall be in the amount of the total outstanding principal and interest. The first
Periodic Installment shall be due and payable on February 1, 1996 and the following Periodic Installments and the final installment shall be due and payable on the same day of each succeeding month (each, a "Payment Date"). Such installments have been calculated on the basis of a 360 day year of
twelve 30-day months.   Each payment may, at the option of the Payee, be
calculated and applied on an assumption that such payment would be made on its due datc.

The acceptance by Payee of any payment which is less than payment in full of all amounts due and owing at such time shall not constitute a waiver of Payee's right to receive payment in full at such time or at any prior or subsequent time.

The Maker hereby expressly authorizes the Payee to insert the date value is actually given in the blank space on the face hereof and on all related documents pertaining hereto.

This Note may be secured by a security agreement, chattel mortgage, pledge agreement or like instrument (each of which is hereinafter called a "Security Agreement.")

Time is of the essence hereof. If any installment or any other sum due under this Note or any Security Agreement is not received within fifteen
(15) days after its due date, the Maker agrees to pay, in addition to the amount of each such installment or other sum, a late payment charge of four percent (4%) of the amount of said installment or other sum, but not
exceeding any lawful maximum.   If (i) Maker fails to make payment of any
amount due hereunder within ten (10) days after the same becomes due and payable; or (ii) Maker is in default under, or fails to perform under any term or condition contained in any Security Agreement, then the entire principal sum remaining unpaid, together with all accrued interest thereon and any other sum payable under this Note or any Security Agreement, at the election of Payee, shall immediately become due and payable, with interest thereon at the lesser of eighteen percent (18%) per annum or the highest rate not prohibited by applicable law from the date of such accelerated maturity until paid (both before and after any judgment).

The Maker may prepay in full, but not in part, its entire indebtedness hereunder upon payment of an additional sum as a premium equal to the following percentages of the original principal balance for the indicated period:

Prior to the first annual anniversary date of this Note:   two percent (2%)
Thereafter and prior to the second annual anniversary
	date of this Note:                                   one percent (1%)
Thereafter and prior to the third annual anniversary date
	of this Note:                                        one percent (1%)
Thereafter and prior to the fourth annual anniversary
	date of this Note:                                   one percent (1%)
Thereafter and prior to the fifth annual anniversary
	date of this Note:                                  zero percent (O%)

    and zero percent (O%) thereafter, plus all other sums due hereunder or under any Security Agreement.

                          4060713  001

It is the intention of the parties hereto to comply with the applicable usury laws; accordingly, it is agreed that, notwithstanding any provision to the contrary in this Note or any Security Agreement, in no event shall this Note or any Security Agreement require the payment or permit the collection of interest in excess of the maximum amount permitted by applicable law. If any such excess interest is contracted for, charged or received under this Note or any Security Agreement, or if all of the principal balance shall be prepaid, so that under any of such circumstances the amount of interest contracted for, charged or received under this Note or any Security Agreement on the principal balance shall exceed the maximum amount of interest permitted by applicable law, then in such event (a) the provisions of this paragraph shall govern and control, (b) neither Maker nor any other person or entity now or hereafter liable for the payment hereof shall be obligated o pay the amount of such interest to the extent that it is in excess of the maximum amount of interest permitted by applicable law, (c) any such excess which may have been collected shall be either applied as a credit against the then unpaid principal balance or refunded to Maker, at the option of the Payee, and (d) the effective rate of interest shall be automatically reduced to the maximum lawful contract rate allowed under applicable law as now or hereafter construed by the courts having jurisdiction thereof. It is further agreed that without limitation of the foregoing, all calculations of the rate of interest contracted for, charged or received under this Note or any Security Agreement which are made for the purpose of determining whether such rate exceeds the maximum lawful contract rate, shall be made, to the extent permitted by applicable law, by amortizing, prorating, allocating and spreading in equal parts during the period of the full stated term of the indebtedness evidenced hereby, all interest at any time contracted for, charged or received from Maker or otherwise by Payee in connection with such indebtedness; provided, however, that if any applicable state law is amended or the law of the United States of America preempts any applicable state law, so that it becomes lawful for the Payee to receive a greater interest per annum rate than is presently allowed, the Maker agrees that, on the effective date of such amendment or preemption, as the case may be, the lawful maximum hereunder shall be increased to the maximum interest per annum rate allowed by the amended state law or the law of the United States of America.

The Maker and all sureties, endorsers, guarantors or any others (each such person, other than the Maker, an "Obligor") who may at any time become liable for the payment hereof jointly and severally consent hereby to any and all extensions of time, renewals, waivers or modifications of, and all substitutions or releases of, security or of any party primarily or secondarily liable on this Note or any Security Agreement or any term and provision of either, which may be made, granted or consented to by Payee, and agree that suit may be brought and maintained against any one or more of them, at the election of Payee without joined of any other as a party thereto, and that Payee shall not be required first to foreclose, proceed against, or exhaust any security hereof in order to enforce payment of this Note. The Maker and each Obligor hereby waives presentment, demand for payment, notice of nonpayment, protest. notice of protest, notice of dishonor, and all other notices in connection herewith, as well as filing of suit (if permitted by law) and diligence in collecting this Note or enforcing any of the security hereof, and agrees to pay (if permitted by law) all expenses incurred in collection, including Payee's actual attorneys' fees. Maker and each Obligor agrees that fees not in excess of twenty percent (20%) of the amount then due shall be deemed reasonable.

THE MAKER HEREBY UNCONDITIONALLY WAIVES ITS RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY, THIS NOTE, ANY OF THE RELATEDDOCUMENTS, ANY DEALINGS BETWEEN:
MAKER AND PAYEE RELATING TO THE SUBJECT OF THIS TRANSACTION OR ANY RELATED TRANSACTIONS, AND/OR T., [E RELATIONSHIP THAT IS BEING ESTABLISHED BETWEEN MAKER AND PAYEE. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS.) THIS WAIVER IS IRREVOCABLE MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THE WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS NOTE, AN, RELATED DOCUMENTS, OR TO ANY OTHER DOCUMENTS OR AGREEMENTS RELATING TO THIS TRANSACTION OR ANY RELATED TRANSACTION. IN THE EVENT OF LITIGATION, THIS NOTE MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

This Note and any Security Agreement constitute the entire agreement of the Maker and Payee with respect to the subject matter hereof and supercedes all prior understandings, agreements and representations. express or implied.

No Variation or modification of this Note, or any waiver of any of its provisions or conditions, shall be valid unless in writing and signed by an authorized representative of Maker and Payee. Any such waiver, consent, modification or change shall be effective only in the specific instance and for the specific purpose given.

Any provision, in this Note or any Security Agreement which is in conflict with any statute, law or applicable rule shall be deemed omitted, modified or altered to conform thereto.

                                   Fountain Powerboats, Inc.

					     By:  R.M. FOUNTAIN, Jr.
GERALD R. WHITHELD
(Witness)                          (Signature)

GERALD R. WHITHELD		          R.M. FOUNTAIN , Jr.
(Print Name)                       Print name (and title, if applicable)

4601 SIX FOCKS RD.                  56-1277497
(Address) RALEIGH, NC  27609       (Federal tax identification
number)



                                                     4060713  001

(5/91)

                   COLLATERAL SCHEDULE NO. 001

THIS COLLATERAL SCHEDULE NO. 001 is annexed to and made a part of that certain Master Security Agreement dated as of DEC 21 1995 between General Electric Capital Corporation as Secured Party and Fountain Powerboats, Inc. as Debtor and describes collateral in which Debtor has granted Secured Party a security interest in connection with the Indebtedness (as defined in the Security Agreement) including without limitation that certain Promissory Note dated DEC 21 1995 in the original principal amount of $600,000.00.

Description         Year/Model     Serial Number    Location

Fountain Asset #    27' Fever Sport Boat:          Washington, NC
721                 27' II Fixture Molds
845                 27' Vent Mold
857                 27' Proto Dev
1088                27' SB Dash Mold
1096                27' SB Dash Mold/Plug
1106                27' Hull mold
1237                MLD.MA. 27' SB Hull 2
1283                27' SB Deck Splash
1322                27' SB Deck Splash
1397                Pos. Lift 27' SB

                    32' Fever Sport Boat:
1093                Mold Maint/32SB Hull
1100                27'/32' Dash Mld/Plg
1142                29'/32' SB Eng. Vent
1178                Mold Maint/32' SB DK
1390                Mold Maint/32' SB
1401                Pos. Lift 32' SB

                    35' Lightning Sport Boat:
722                 33' Radar Arch Mold
730                 27 II Footbox Mold
736                 27 SB Deck & Hull
740                 33LB Dec & Hull
741                 33SB Deck & Hull
1077                35' Fuel Fill Mold
1099                35' Eng. Hatch Plug
1162                Mold Maint/35' Deck
1203                35' L Deck & Mold
1380                Mold Maint. 35' S.B.
1391                Mold Maint. 35' S.B.
1392                Mold Maint. 35' S.B.
1402                Pos. Lift 35' S.B.

                    38' Sport Boat and Sport Cruiser:
742                 36 Radar Arch
743                 36 Windscreen Brkt
744                 36 Deck Mold
745                 36SB Deck & Hull
746                 36SB Mold Foot Boxes
754                 36 Radar Arch Modifi
837                 38C Deck Splashes
841                 33SC Deck Prep
876                 38' Radar Arch Tool
877                 38' S.C. Patterns
891                 38' S.C. Deck Mold
893                 38' S.B. Venturi Mold
1008                38' S.C. Side Store
1104                38' SB Eng. hatch Mld.
1164                Mold Maint/38' SC HL
1179                Mold Maint/38' SC HL
1236                MLD.MA 38' Deck #2
1240                MLD. MA 38' SC Deck
1246                38' SC Windshld Mold
1268                38' SC Eng. Vent
1300                38' SC Step Insert
1371                38' SC Step Insert
1393                Mold Maint. 38' S.B.
1394                Mold Maint. 38' S.B.
1403                Pos. lift 38' S.B.

1404                38' S.C. Deck & Liner
1455                38' S.C. Tooling
1479                38' Lightning Deck

                    37' Fishboats (All Models)
725                 31 Liner Plug
739                 31SF Deck & Hull
838                 31SF Hull
840                 31SF LNR Strge Bx
846                 31SF Seat Box Doors
847                 31SF Lnr. Strg Bx Mo
875                 31' Cuddy Splash Plug
902                 31' Cuddy Splash Plug
931                 31' Cuddy Int. Pattrn
933                 31; Cuddy Liner Mold
934                 31' Cuddy Liner Plug
947                 31' 32' S.F. Liner/Deck/Pl
948                 31' S.F. Cab. Deck Mold
949                 31' S.F. Cab. Deck Plug
951                 31' S.F. Cab. Linr Plug
964                 31' S.F. Cab. Design RT
975                 31' S.F. Cuddy Design
976                 31' S.F. Cuddy Molds
998                 31' S.F. Cuddy Design
1009                31' S.F. Cuddy Parts
1010                31' S.F. Cuddy Store
1024                31' S.F. Cuddy Deck Mold
1025                31' S.F. Cuddy I/B Dk Mld
1140                31' S.F. Cuddy I/B Dk Plg
1141                31' I/B Liner Plug
1152                32' Deck & Liner Mld.
1195                32' Cuddy I/B Dk Mld
1196                31' I/B Liner Mold
1199                31' SF Fuel Tank Lid
1202                Modify 32' Liner MLD
1238                MLD.MA. 31' SF Liner
1239                MLD.MA 31' SF Deck
1244                31' SF Eng. Box Mld
1247                31' SF Livewell Mold
1265                32' I/O S.F.C. Plug
1269                31' S.F. Livewell
1271                35' S.B. Deck Splash
1284                31' SF Livewell
1299                31' SF Livewell Mold
1325                31' SF Livewell Mold
1326                31' SF Eng. Box Lid
1346                Mold Maint. 31' S.F.
1351                31' C.C. Open Bow Mold


SECURED PARTY:                     DEBTOR:

General Electric Capital          Fountain Powerboats,
Corporation Inc.

By:  AMANDA WHITE                 By:  R.M. FOUNTAIN, Jr.

Title:  Region Credit Analyst     Title: Chairman, CEO, COO, President

Date:   DEC 21 1995               Date:   DEC 21 1995



4060713  001

                 LETTER OF CREDIT AGREEMENT


THIS LETTER OF CREDIT AGREEMENT, date DEC 21 1995 ("Agreement") between Fountain Powerboats, Inc. a organized and existing under the laws of the State of NC ("Debtor), and General Electric Capital Corporation, a New York corporation ("Secured Party").

                         RECITALS,:

   WHEREAS,Debtor desires to borrow from Secured Party the principal sum of $200,000.00 US Dollars (US $200,000.00 ) to be evidenced by a promissory note of even date herewith (said note, as the same may bc from time to time extended, amendcd, restated or otherwise modified, being hereinafter referred to as the "Note") and secured by a security intcrest in, or lien on, certain equipment or othcr collateral (collectively, "Equipment") pursuant to a security agreement or chattel mortgage of even date herewith (said agreement or mortgage, as the same may be from time to time cxtended, amendcd, restated or otherwise modificd, being hereinafter referred to as the "Security Agreement"); and

   WHEREAS, Secured Party is unwilling to enter into the aforesaid loan transaction unless and until Debtor provides Secured Party with certain additional assurances in the form of a letter of credit as hereinafter described,

NOW, THEREFORE, in consideration of the above premises and promises herein contained. and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto, intending to be legally bound, do hereby agree as follows:

   1. Concurrently with the execution or this Agreement, Debtor shall, at its sole cost and expense and as additional security for the prompt payment and performance of all of its obligations (whether now existing or hereafter arising) under the Note and the Security Agreement, deliver or cause to be delivered to Secured Party an irrevocable standby letter of credit ("Letter or Credit") which shall be (i) in the amount of $ 200,000. 00 US Dollars
(US $200,000.00), (ii) issued by a bank which is acceptable to Secured
Party in its sole discretion, (iii) substantially in the form of Exhibit A attached hereto (or in such other form as may be acceptable to Secured Party in its sole discretion), and (iv) for an initial term of one year with automatic annual renewals thereafter (without amendment except for extension of the then current expiry date by an additional year) until Debtor has received written notice from Secured Party to the effect that the Letter of Credit is being released in its entirety. After all of Debtor's obligations under the Note and the Security Agreement have been indefeasibly paid and performed in full, Secured Party shall, upon the request of Debtor, release the Letter of Credit and provide Debtor with a written notice to that effect. If requested by Secured Party, the Letter of Credit shall, at Debtor's sole cost and expense, be accompanied by an opinion of counsel regarding its due authorization, execution, and enforceability (which opinion shall be in form and substance, and from counsel, acceptable to Secured Party in its sole discretion).

   2. Debtor shall be in default under this Agreement, the Note and the Security Agreement if for any reason whatsoever: (a) Secured Party fails to receive the Letter of Credit in the time and mariner required herein;
(b) the Letter of Credit is not automatically renewed as required in Section I hereof at least thirty days prior to the expiry of such Letter of Credit;
(c) Secured Party receives any notice to the effect that the Letter of credit will not be automatically renewed as required herein; or (d) Debtor otherwise breaches any or its obligations hereunder or (e) Issuer fails to comply with any other terms, agreements or conditions of any Letter of Credit. The foregoing events of default are in addition to, not in lieu of, those set forth in the Note and the Security Agreement.

   3. Upon the occurrence of any default under this Agreement, the Note or the Security Agreement, or upon the filing of any petition by or against Debtor under any bankruptcy, insolvency or similar laws, then in any such event and at any time thereafter Secured Party shall have the right, with or without notice to or demand upon Debtor, to draw upon the Letter of Credit, by presenting to the issuer one or more sight drafts and any other necessary documents, and to receive (in a lump sum or in several sums from time to time at the sole discretion of the Secured Party) and retain an amount not to exceed, in the aggregate, that available under the Letter of Credit.

   4. If Secured Party draws on the Letter of Credit, the proceeds received by Secured Party therefrom shall be applied: first, towards costs and expenses (including, without limitation, reasonable attorneys' fees and disbursements) incurred by Secured Party in connection with such draw or in otherwise enforcing its rights and remedies hereunder; second, towards any principal, interest or other sums of any kind then due and unpaid by Debtor under the Note and the Security Agreement and third, towards the principal balance and any other sums of any kind outstanding under the Note and the Security Agreement in the inverse order of maturity. Once all obligations of Debtor under the Note and the Security Agreement have been, indefeasibly paid and performed in full, any remaining excess proceeds from the Letter of Credit shall be remitted by Secured Party to Debtor. In any event, Debtor shall remain liable for any deficiency on the Note or the Security Agreement.

   5. Secured Party's rights and remedies under this Agreement (including, without limitation, the right to draw upon the Letter of Credit), the Note, the Security Agreement or otherwise are cumulative and may be exercised singularly or concurrently. Neither any failure nor delay on the part of Secured Party to draw upon the Letter of Credit or to exercise any other rights or remedies shall operate as a waiver thereof, nor shall any single or partial exercise of any right or remedy preclude any other or further exercise thereof or of any other right or remedy howsoever arising. Under no circumstances shall Secured Party be deemed or construed to have waived its fight to draw upon the Letter of Credit or to exercise any of its other rights or remedies unless such waiver is in writing and executed by a duly authorized representative of Secured Party. A waiver of any right or remedy on any one occasion shall not operate as a waiver of such right or remedy on any future occasion or as a waiver of any other right or remedy.

   6. DEBTOR AND SECURED PARTY HEREBY UNCONDITIONALLY WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON
OR ARISING OUT OF OR IN CONNECTION  WITH, DIRECTLY OR INDIRECTLY.   THIS
AGREEMENT, THE LETTER OF CREDIT, ANY DOCUMENTS RELATING HERETO OR THERETO, ANY DEALINGS BETWEEN THEM RELATING TO THE SUBJECT MATTER HEREOF OR THEREOF, AND/OR THE RELATIONSHIP THAT IS BEING ESTABLISHED BETWEEN THEM. THE SCOPE
OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT (INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AN,) ALL OTHER COMMON LAW AND STATUTORY CLAIMS). THIS WAIVER IS IRREVOCABLE MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT, THE LETTER OF CREDIT, OR ANY DOCUMENTS RELATING HERETO OR THERETO. IN THE EVENT OF LITIGATION, THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO TRIAL BY THE COURT.

   7. Any notices to be given in connection herewith shall be delivered in the manner contemplated by the Security Agreement. This Agreement constitutes the entire agreement of the parties with respect to the subject matter hereof, and supersedes all prior understandings (whether written, verbal, implied or otherwise) with respect thereto. None of the terms hereof may be amended, waived or otherwise modified except pursuant to a written instrument duly executed by, the party to be charged. Secured Party may assign its rights hereunder at any time, but Debtor may not do so without the prior written consent of Secured Party. This Agreement shall be binding upon, and shall inure to the benefit of, Secured Party, Debtor, and their respective successors and permitted assigns.

   IN WHEREOF, Debtor and Secured Party have caused their duty authorized representatives to execute and deliver this Agreement on the year and day first above written.

DEBTOR:                                  SECURED PARTY:

Fountain Powerboats, Inc.                General Electric Capital
						     Corporation

By:  R.M. FOUNTAIN, Jr.                  By:  AMANDA WHITE

Title:  Chairman, CEO, COO, President    Title:  Region Credit Analyst

Date:      DEC 21 1995                   Date:     DEC 21 1995


4060?73 001

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

Fountain Powerboats, Inc.     Washington, NC  North Carolina
100%


                    FOUNTAIN POWERBOATS, INC.
                          SUBSIDIARIES


Fountain Aviation, Inc.       Washington, NC  North Carolina
  100%

Fountain Fashions, Inc.       Washington, NC  North Carolina
  100%

Fountain Unlimited, Inc.      Washington, NC  North Carolina
  100%

Fountain Power, Inc.          Washington, NC  North Carolina
  100%