Form 10-Q
period 1996-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1996-11-13
CIK 764858

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  September 30,1996

                                  OR
(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
       For Quarter Ended                 Commission File Number

                                                 0-14712

                 Fountain Powerboat Industries, Inc.
     (Exact name of registrant as specified in its charter)

          Nevada                                 56-1774895
(State or other jurisdiction          (I.R.S. Identification No.)
    of incorporation or
       organization)

      Whichard's Beach Road
      P.O. Drawer 457
      Washington, NC                             27889
(Address of Principal Executive Offices)      (Zip Code)


Registrant's telephone number, including area code:  (919) 975-2000


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


           Class                  Outstanding at November 12, 1996
Common stock, $.01 par value                 3,129,072 shares

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX




PART I.  Financial Information.                          Page No.


          Review Report of Independent Certified
            Public Accountants...........................   3

          Consolidated Balance Sheets - Assets,
            September 30, 1996 and June 30, 1996.........   4

          Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, September 30, 1996
            and June 30, 1996............................   5

         Consolidated Statements of Income -
           Three Months Ended September 30, 1996
           and September 30, 1995.......................    6

         Consolidated Statements of Cash Flows -
             Three Months Ended September 30, 1996
             and September 30, 1995....................... 7 - 8

         Notes to Consolidated Financial Statements......  9 - 13

         Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition.......................... 14 - 16



PART II. Other Information.


Item 6.  Exhibits and Reports on Form 8 and Form 8-K.....    16

         Signature.......................................    17

                       PRITCHETT, SILER & HARDY
                     CERTIFIED PUBLIC ACCOUNTANTS
                     A PROFESSIONAL CORPORATION
                        430 EAST 400 SOUTH
                     SALT LAKE CITY, UTAH 84111
                Voice (801) 328-2727 Fax (801) 328-1123






To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of September 30, 1996, and the related consolidated statements of income and cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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

November 8, 1996

PART I:  Financial Information.




            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                        Consolidated Balance Sheets
                             *** Assets ***
             (Unaudited - See Accountants' Review Report)



                                         September 30,        June 30,
            Assets                           1996               1996
----------------------------            ----------------   -----------------
Current assets:

  Cash..................................$    2,524,282     $   1,360,619

  Accounts receivable, net (Note 2).....     2,463,680         2,853,684

  Inventories (Note 3...................     3,580,401         4,009,195

  Prepaid expensses.....................       233,201           154,843
                                            ------------      -----------
  Total current assets..................$    8,801,564     $   8,378,341
                                            ------------      ------------

Property, plant, and equipment..........$   21,302,393     $  20,674,326
Less: Accumulated depreciation..........   (11,148,578)      (10,746,140)
                                           ------------       ------------
                                        $   10,153,815     $   9,928,186
                                           ------------       ------------

Other assets............................$      194,576     $     191,577
                                           ------------       ------------

Total assets............................$   19,149,955     $  18,498,104
                                           ============       ============





      See accompanying Notes to Consolidated Financial Statements.

             FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                        Consolidated Balance Sheets
                ***Liabilities & Shareholders' Equity***
              (Unaudited - See Accountants' Review Report)


                                              September 30,      June 30,
   Liabilities & Shareholders' Equity              1996            1996
------------------------------------------    ------------     ------------
Current liabilities:
  Notes payable............................ $    1,018,783   $   1,173,089
  Current portion/long-term debt...........        782,738         767,254
  Accounts payable.........................      1,380,150       1,713,760
  Accrued expenses.........................      1,691,078       1,599,602
  Accrued income taxes.....................         80,804          80,804
  Customer deposits........................        127,280         228,608
  Allowance for boat repurchases (Note 5)..        207,359         207,359
  Reserve for warranty expenses (Note 5)...        410,000         410,000
                                               ------------     ------------
  Total current liabilities................ $    5,698,192   $   6,180,476
                                               ------------     ------------
Long-term debt, less current
  portion.................................. $    5,231,930   $   5,433,184
                                               ------------     ------------

Total liabilities.......................... $   10,930,122   $  11,613,660
                                               ------------     ------------
Commitments and contingencies (Notes 6 & 11)

Shareholders' equity:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    3,029,072 shares issued (Note 9)....... $       30,291   $      30,291

  Capital in excess of par value...........      9,297,450       9,297,450

  Accumulated deficit......................       (997,160)     (2,332,549)
                                               ------------     ------------
                                            $    8,330,581   $   6,995,192

Less: Treasury stock.......................        110,748         110,748
                                               ------------     ------------
Total Shareholders' equity................. $    8,219,833   $   6,884,444
                                               ------------     ------------
Total liabilities & shareholders' equity... $   19,149,955   $  18,498,104
                                               ============     ============


      See accompanying Notes to Consolidated Financial Statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                    Consolidated Statements of Income
              (Unaudited - See Accountants' Review Report)


                                            Three Months Ended September 30,
                                        -------------------------------------
                                              1996                1995
                                          ------------        ------------
Net sales (Note 4)..................    $   12,320,373       $   8,999,524

Cost of sales.......................         9,073,259           7,353,620
                                          ------------        ------------
Gross margin........................    $    3,247,114       $   1,645,904

Selling expense.....................           984,044             777,651

General & admin. expense............           665,980             323,793

General & admin. expense -
  related parties (Note 7)..........            83,832              36,540
                                          ------------        ------------
Operating income/(loss).............    $    1,513,258       $     507,920
                                          ------------        ------------
Other (income)/expense:

  Interest expense..................    $      159,053       $     199,453

  Other sundry, net.................           (85,864)           (122,862)
                                          ------------        ------------
                                        $       73,189       $      76,591
                                          ------------        ------------
Net income/(loss)
  before income taxes...............    $    1,440,069       $     431,329

Current tax expense (benefit) (Note 8)         104,680                   0

Deferred tax expense (benefit) (Note 8)              0                   0
                                          ------------        ------------
Net income..........................    $    1,335,389       $     431,329
                                          ============        ============

Net income per share................    $          .42       $         .14
                                          ============        ============
Weighted average
  shares outstanding................         3,198,906           3,019,072
                                          ============        ============

Fully diluted earnings per
  share (Note 10)...................    $          .42       $         N/A
                                          ============        ============
Fully diluted weighted average
  shares outstanding (Note 10)......         3,205,242                 N/A
                                          ============        ============

    See accompanying Notes to Consolidated Financial Statements.

          FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 Consolidated Statements of Cash Flows
              (Unaudited - See Accountants' Review Report)


                                                   Three Months Ended
                                                       September 30,
                                                ------------------------
                                                    1996           1995
Cash flows from operating activities:           ------------   ------------
-------------------------------------
  Net income/(loss)....................       $    1,335,389    $  431,329
  Adjustments to reconcile net income to
    net cash provided/(used) by
    operating activities:

    Depreciation and amortization......              402,438       415,013
    (Increase)/decrease in accounts receivable       390,004       (47,257)
    (Increase)/decrease in inventory....             428,794       (30,647)
    (Increase)/decrease in prepaid expenses          (78,358)       20,672
    (Increase)/decrease in other assets               (2,999)       (1,500)
    Increase/(decrease) in accounts payable         (333,610)     (387,404)
    Increase/(decrease) in acounts payable -
      related parties...................                   0        (3,449)
    Increase/(decrease) in accrued expenses           91,476      (512,527)
    Increase/(decrease) in customer deposits        (101,328)      (54,922)
                                                ------------    ----------
  Net cash provided/(used) by operating
    activities.........................       $    2,131,806   $  (170,692)
                                                ------------    ------------

Cash fows from investing activities:
------------------------------------
  Construction of molds, plugs, and other
    tooling............................       $     (477,506)  $  (197,949)
  Purchases of property, plant and
    equipment..........................             (150,561)      (73,158)
                                                ------------    ----------
  Net cash provided/(used) in investing
    activities.........................       $     (628,067)  $  (271,107)
                                                ------------    ------------


Cash flows from financing activities:
-------------------------------------
  Increase in long-term debt...........       $            0   $         0
  Repayment of long-term debt..........             (185,770)     (468,700)
  Note payable, revolving line of credit            (154,306)      647,779
                                                ------------    ----------
  Net cash provided/(used) in financing
    activities........................        $     (340,076)  $   179,079
                                                ------------    ------------



                                     (Continued)

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Consolidated Statements of Cash Flows, Continued
              (Unaudited - See Accountants' Review Report)

                                                Three Months Ended
                                                   September 30,
                                            -------------------------
                                                 1996          1995
                                            ------------    ------------
Net increase/(decrease) in cash.........  $    1,163,663  $   (262,720)
Cash at beginning of the year...........       1,360,619       490,807
                                            ------------    -----------
Cash at end of the period...............  $    2,524,282  $    228,087
                                            ============  =============



Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the period for:

   Interest - unrelated parties.........  $     159,053   $   199,453
            - related parties...........              0             0
            - capitalized...............              0             0
                                           ------------    ----------
                                          $     159,053   $   199,453
                                           ============  ============

   Income taxes.........................  $     104,680   $         0
                                           ============  ============


     See accompanying Notes to Consolidated Financial Statements.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
               Notes to Consolidated Financial Statements
         (Unaudited - See Accountants' Review Report)



1.  Basis of Presentation.

      Although these statements have been reviewed by our independent auditors, they are unaudited. The statements reflect all adjustments, in management's opinion, that are necessary to present fairly the Company's financial position and results of its operations for the interim periods presented. These adjustments are, for the most part, of a normal, recurring nature. It is suggested that this unaudited interim period financial information be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1996.


2.  Accounts Receivable.
As of September 30, 1996, accounts receivable were $2,463,680 net of the allowance for bad debts of $27,000. This represents an decrease of $390,004 from the $2,853,684 in net accounts receivable recorded at June 30, 1996. Of the $2,463,680 balance at September 30, 1996, $2,240,749 has subsequently been collected as of November 6, 1996, and the remaining $222,931 is believed to be fully collectible.



3.  Inventories.

     Inventories at September 30, 1996 and June 30, 1996 consisted of the following:


                                   September 30,     June 30,
                                      1996            1996
                                   -------------  ------------
Parts and supplies.................$  2,921,255   $  3,095,379
Work-in-process....................     684,547        715,133
Finished goods.....................      74,599        260,269
Trailers...........................        -0-          38,414
Obsolete inventory reserve.........    (100,000)      (100,000)
                                   -------------- -------------
Total..............................$  3,580,401   $  4,009,195
                                   =============   =============

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


4.  Revenue Recognition.

     The Company recognizes revenue when its products are sold to its dealers. At this time, all incidents of title pass to the buyer and the Company receives payment, usually within two weeks, for the products sold. Revenues are deferred only in instances where there is a direct repurchase agreement with the dealer or where the Company has agreed to pay floor plan interest for the dealer for a period of time beyond the normal six month time alloted by its published sales promotion program. At September 30, 1996 and June 30, 1996, there were no deferred sales or cost of sales.


5.  Allowance and Qualifying Accounts.

   For the three months ended September 30, 1996, the Company adjusted its allowance and qualifying accounts as follows:

                   Balance at   Charged to              Balance
                   Beginning    Cost and    Additions   at End of Period
                   Expense    (Deductions) of Period
                 ----------- ------------ ----------   ---------------
  Allowance for
     boat repur-
        chases     $ 207,359    $   -0-     $   -0-     $ 207,359
Allowance for
     doubtful
        accounts      27,000          268        (268)     27,000

Allowance for
     warranty
        claims       410,000       80,568     (80,568)    410,000

  Allowance for
     inventory
        values       100,000        -0-         -0-       100,000

                   ----------   ----------  ----------   ---------
        Total      $ 744,359    $  80,836   $ (80,836)  $ 744,359
                   ==========   ==========  ==========   =========


     In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


6.  Commitments and Contingencies.

    The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 1996, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $6,400,000. The Company has reserved for the reasonably anticipated future losses it might incur upon the repossession and repurchase of boats from commercial lenders. At September 30, 1996, the allowance for losses on boat repurchases was $207,359.

     Additionally, the Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. Such charges amounting to $113,000 for the first three months of Fiscal 1997 are included in selling expenses in the accompanying statement of operations.



7.  Transactions with Related Parties.

     The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                          Three Months Ended
                                             September 30,
                                          1997            1996
                                     -----------    -----------
Eastbrook Apartments     - rentals  $     4,370    $      2,850
R.M. Fountain, Jr.       - aircraft
                           rental        79,462          33,670
                                     -----------     -----------
                                    $    83,832    $     36,520
                                     ===========     ===========

     At September 30, 1996 the Company had travel advances and other receivables from employees in the amount of $19,065, of which $500 was due from an officer of the Company.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)





8.  Income Taxes.

     The Company has available at September 30, 1996, unused operating loss carryforwards of approximately $1,324,147 which may be applied against future taxable income and which expire in various years through 2009. The amount and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, and, therefore, no deferred tax asset has been recognized. The net deferred tax assets are approximately $1,255,088 and the net deferred tax liabilities are approximately $893,349 as of September 30, 1996, respectively, with an offsetting valuation allowance of approximately $361,739 resulting in a change in the valuation allowance of approximately $662,406 for the three month period ended September 30, 1996.



9.  Stock Options.

   At September 30, 1996 there were stock options held by officers and directors of the Company for 420,000 shares atprices ranging from $5.375 to $7.000 per share. None of these stock options were exercised in the first quarter, however, the Chief Financial Officer exercised a portion of his incentive stock options for 15,000 shares at $5.50 per share in the month of October, 1996.



10. Earnings Per Share.

     The computations of primary and fully diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised.

11. Subsequent Event.

    The Company acquired Mach Performance, Inc. of Lake Hamilton,
Florida on October 8, 1996.  The acquisition was effective as of October
11, 1996. Mach Performance, Inc. principally manufactures stainless steel propellers for Fountain Powerboats, Inc. and many other customers. Mach Performance, Inc. has foundry and finishing capabilities that will permit it to manufacture other products used by Fountain Powerboats, Inc., in addition to the propellers. The purchase price was $1,041,250 and was paid to the shareholder of Mach Performance, Inc. by the issuance of 85,000 new restricted common shares of Fountain Powerboat Industries, Inc. common stock valued at its fair market price on October 11, 1996, of $12.25 per share.



                              ******

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
   Management's Discussion and Analysis of Results of Operations
                     and Financial Condition




Results of Operations.

      The net profit for the first quarter of Fiscal 1997 was $1,335,389, or $.42 per share. This compares to a net profit amounting to $431,329, or $.14 per share, for the first quarter of the prior year.

      Net sales were $12,320,373 for the first quarter of Fiscal 1997 as compared to $8,999,524 for the first quarter of the prior year. Unit sales volume for the first quarter of Fiscal 1997 was 110 boats as compared to 107 boats for the first quarter of last year.

      For the first quarter of Fiscal 1997, the gross margin on sales was $3,247,114 (26.36%) as compared to $1,645,904 (18.29%) for the first quarter of the prior fiscal year.

      Selling expenses were $984,044 for the first quarter of Fiscal 1997 as compared to $777,651 for the first quarter of last year. Most of the increase for Fiscal 1997 was in magazine advertising and racing expense.

      General and administrative expenses were $749,812 for the first quarter of Fiscal 1997 as compared to $360,333 for the first quarter of last year. Most of the increase for Fiscal 1997 is for additional executive compensation and increased travel expense.

      Interest expense for the first quarter of Fiscal 1997 was $159,053 as compared to $199,453 for the first quarter of last year. The decrease in interest expense is due to lesser overall indebtedness and to a lesser rate paid on indebtedness to a major supplier.

      Other non-operating income for the first quarter includes consulting revenues from a vendor earned by Mr. Fountain and assigned to the Company amounting to $65,000. This compares to consulting revenues amounting to $125,556 for the first quarter of last year. The decrease is from renegotiation of Mr. Fountain's consulting contract with the vendor.

Financial Condition.

    The Company's cash flows for the first quarter of Fiscal 1996 are summarized as follows:


         Net cash provided by operating activities...$ 2,131,806
         "   "   used in investing activities.......   (628,067)
         "   "   used in financing activities.......   (340,076)
                                                     -----------
         Net increase in cash........................$ 1,163,663
                                                     ===========
      This net increase compared to a $262,720 net decrease for the first quarter of the prior fiscal year.

      Cash used in the first quarter of Fiscal 1997 to acquire additional property, plant, and equipment (investing activity) amounted to $628,067 of which $477,506 was for plugs, molds, and other product tooling.

      For the remainder of Fiscal 1997 and beyond, the Company expects to generate sufficient cash from operating activities in order to meet its needs and obligations. Management believes that the Company's sales and production volume will continue to grow with a commesurate increase in net earnings and cash flow. Most of the Company's cash resources will be used to maintain and improve its plant and equipment, for new product tooling, and to repay existing indebtedness. The Company does not expect to pay any dividends to shareholders for the forseeable future.

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

      The applicable risks and uncertainties include general economic and industry conditions that affect all businesses, as well as, matters that are specific to the Company and the markets it serves. For example, the achievement of projections, forecasts, or estimates contained in the Company's forward-looking statements may be impacted by national and international economic conditions; compliance with governmental laws and regulations; accidents and acts of God; and all of the general risks associated with doing business.

      Risks that are specific to the Company and its markets include but are not limited to compliance with increasingly stringent environmental laws and regulations; the cyclical nature of the industry; competition in pricing and new product development from larger companies with substantial resources; the concentration of a substantial percentage of the Company's sales with a few major customers, the loss of, or change in demand from, any of which could have a material impact upon the Company; labor relations at the Company and at its customers and suppliers; and the Company's single-source supply and just-in-time inventory strategies for some critical boat components, including high performance engines, which could adversely affect production if a single-source supplier is unable for any reason to meet the Company's requirements on a timely basis.




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



                FOUNTAIN POWERBOAT INDUSTRIES, INC.
                            (Registrant)




By: /s/Allan L. Krehbiel                      Date:  November 12, 1996
   Allan L. Krehbiel
   Vice President, Chief Financial
   Officer, and Designated Principal Accounting Officer