Form 10-Q
period 1996-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1997-02-12
CIK 764858

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      December 31, 1996

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


Registrant's telephone number,including area code: (919)975-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X                         No
              ----                           ----
Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.


             Class                Outstanding at January 31,1997

Common stock, $.01 par value                 3,147,572 shares

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART I.  Financial Information.                          Page No.

         Review Report of Independent Certified
            Public Accountants...........................   3

         Consolidated Balance Sheets - Assets,
            December 31, 1996 and June 30, 1996..........   4

         Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, December 31, 1996
            and June 30, 1996............................   5

         Consolidated Statements of Income -
            Three and Six Months Ended December 31, 1996
            and December 31, 1995........................   6

         Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 1996
            and December 31, 1995........................ 7 -  8

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

             PRITCHETT, SILER & HARDY, P.C.
                  430 EAST 400 SOUTH
              SALT LAKE CITY, UTAH 84111




To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of December 31, 1996, and the related consolidated statements of income and cash flows for the three and six months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated fiancial statements referred to above for them to be in conformity with generally accepted accounting principles.




/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.
January 30, 1997

PART I:  Financial Information.


                  FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                             Consolidated Balance Sheets
                                   *** Assets ***
                     (Unaudited - See Accountants' Review Report)





                                            December 31,      June 30,
                  Assets                        1996            1996
------------------------------------------  ------------    ------------
Current assets:

   Cash................................... $  3,160,468    $  1,360,619

   Accounts receivable, net (Note 2)......    2,096,708       2,853,684

   Inventories (Note 3)...................    5,520,901       4,009,195

   Prepaid expenses.......................      333,243         154,843
                                            ------------    ------------
   Total current assets................... $ 11,111,320    $  8,378,341
                                            ------------    ------------

Property, plant, and equipment............ $ 22,725,688    $ 20,674,326

Less:  Accumulated depreciation...........  (11,557,083)    (10,746,140)
                                            ------------    ------------
                                           $ 11,168,605    $  9,928,186
                                            ------------    ------------

Other assets.............................. $    611,001    $    191,577
                                            ------------    ------------

Total assets.............................. $ 22,890,926    $ 18,498,104
                                            ============    ============






See accompanying Notes to Consolidated Financial Statements.

                  FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                             Consolidated Balance Sheets
                      *** Liabilities & Shareholders' Equity ***
                     (Unaudited - See Accountants' Review Report)


                                            December 31,      June 30,
    Liabilities & Shareholders' Equity          1996            1996
------------------------------------------  ------------    ------------
Current liabilities:
   Notes payable.......................... $          0    $  1,173,089
   Current portion/long-term debt.........      462,834         767,254
   Accounts payable.......................    1,477,461       1,713,760
   Accrued expenses.......................    2,034,878       1,599,602
   Accrued income taxes...................      446,015          80,804
   Customer deposits......................       81,666         228,608
   Allowance for boat repurchases (Note 5)      207,359         207,359
   Reserve for warranty expenses (Note 5)       410,000         410,000
                                            ------------    ------------
   Total current liabilities.............. $  5,120,213    $  6,180,476
                                            ------------    ------------
Long-term debt, less current
   portion................................ $  7,414,880    $  5,433,184
                                            ------------    ------------

Total liabilities......................... $ 12,535,093    $ 11,613,660
                                            ------------    ------------
Commitments and contingencies (Notes 6 & 11)

Shareholders' equity:
   Common stock, $.01 par value,
      200,000,000 shares authorized,
      3,129,072 shares issued (Note 9).... $     31,291    $     30,291

   Capital in excess of par value.........   10,420,200       9,297,450

   Retained earnings / (deficit)..........       15,090      (2,332,549)
                                            ------------    ------------
                                           $ 10,466,581    $  6,995,192
 Less: Treasury stock......................     110,748         110,748
                                            ------------    ------------
Total Shareholders' equity................ $ 10,355,833    $  6,884,444
                                            ------------    ------------

Total liabilities & shareholders' equity.. $ 22,890,926    $ 18,498,104
                                            ============    ============


See accompanying Notes to Consolidated Financial Statements.

                  FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                           Consolidated Statements of Income
                     (Unaudited - See Accountants' Review Report)

                                Three Months Ended          Six Months Ended
                                   December 31,               December 31,
                              -----------------------  ------------------------
                                 1996         1995         1996         1995
                              -----------  ----------  -----------  -----------
Net sales (Note 4).......... $12,505,545  $ 9,287,467  $24,825,918  $18,286,991

Cost of sales...............   9,126,971    7,303,494   18,200,230   14,657,114
                              -----------  -----------  -----------  -----------
Gross margin................ $ 3,378,574  $ 1,983,973  $ 6,625,688  $ 3,629,877

Selling expense.............   1,236,704    1,101,516    2,220,748    1,879,167

General & admin. expense....     552,928      434,869    1,218,908      758,662

General & admin. expense -
   related parties (Note 7)       86,781       35,814      170,613       72,354
                              -----------  -----------  -----------  -----------
Operating income/(loss)..... $ 1,502,161  $   411,774  $ 3,015,419  $   919,694
                              -----------  -----------  -----------  -----------
Other (income)/expense:
   Interest expense......... $   166,707  $   204,179  $   325,760  $   403,632
   Other sundry, net........     (42,007)    (150,046)    (127,871)    (272,908)
   Non-recurring gain.......           0     (800,000)           0     (800,000)
                              -----------  -----------  -----------  -----------
                             $   124,700  $  (745,867) $   197,889  $  (669,276)
                              -----------  -----------  -----------  -----------
Net income/(loss)
   before income taxes...... $ 1,377,461  $ 1,157,641  $ 2,817,530  $ 1,588,970

Current tax expense/
   (benefit) (Note 8).......     365,211            0      469,891            0

Deferred tax expense/
   (benefit) (Note 8).......           0            0            0            0
                              -----------  -----------  -----------  -----------
Net income.................. $ 1,012,250  $ 1,157,641  $ 2,347,639  $ 1,588,970
                              ===========  ===========  ===========  ===========

Primary net income per share $       .30  $       .38  $       .72  $       .53
                              ===========  ===========  ===========  ===========
Primary weighted average
   shares outstanding......   3,332,344    3,019,072    3,265,625    3,019,072
                              ===========  ===========  ===========  ===========
Fully diluted earnings
   per share (Note 10)...... $       .30  $       .38  $       .71  $       .53
                              ===========  ===========  ===========  ==========
Fully diluted weighted avg.
   shs. outstanding (Note 10   3,373,805    3,019,072    3,289,525    3,019,072
                              ===========  ===========  ===========  ===========

See accompanying Notes to Consolidated Financial Statements.

                  FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                     (Unaudited - See Accountants' Review Report)


                                                           Six Months Ended
                                                             December 31,
                                                      --------------------------
                                                          1996          1995
Cash flows from operating activities:                 ------------  ------------
-------------------------------------
   Net income/(loss)................................ $  2,347,639  $  1,588,970

   Adjustments to reconcile net income to net cash provided/(used) by operating activities:

      Depreciation and amortization.................      810,943       800,056
      (Increase)/decrease in accounts receivable....      756,976       117,172
      (Increase)/decrease in inventory..............   (1,511,706)     (172,163)
      (Increase)/decrease in prepaid expenses.......     (178,400)        1,334
      (Increase)/decrease in other assets...........     (419,424)       (3,000)
      Increase/(decrease) in accounts payable.......     (239,174)     (180,545)
      Increase/(decrease) in accounts payable -
          related parties...........................            0         2,431
      Increase/(decrease) in accrued expenses.......      435,276       (69,433)
      Increase/(decrease) in customer deposits......     (146,942)     (137,118)
      Increase/(decrease) in income taxes payable...      365,211             0
                                                      ------------  ------------
   Net cash provided/(used) by operating activities. $  2,220,399  $  1,947,704
                                                      ------------  ------------


Cash fows from investing activities:
------------------------------------
   Construction of molds, plugs, and other tooling.. $   (879,482) $   (350,640)
   Purchases of property, plant, and equipment......   (1,171,880)     (323,144)
                                                      ------------  ------------
   Net cash provided/(used) in investing activities. $ (2,051,362) $   (673,784)
                                                      ------------  ------------

Cash flows from financing activities:
-------------------------------------
   Common stock issued.............................. $  1,123,750  $          0
   Borrowing from G.E. Capital Corporation..........    7,500,000       600,000
   Repayment of long-term debt......................   (5,576,605)   (2,473,702)
   Note payable, revolving line of credit...........   (1,416,333)      536,301
                                                      ------------  ------------
   Net cash provided/(used) in financing activities. $  1,630,812  $ (1,337,401)
                                                      ------------  ------------



                                     (Continued)

                  FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows, Continued
                     (Unaudited - See Accountants' Review Report)

                                                           Six Months Ended
                                                             December 31,
                                                      --------------------------
                                                          1996          1995
                                                      ------------  ------------

Net increase/(decrease) in cash..................... $  1,799,849  $    (63,481)


Cash at beginning of the year.......................    1,360,619       490,807

                                                      ------------  ------------
Cash at end of the period........................... $  3,160,468  $    427,326
                                                      ============  ============



Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the period for:

   Interest - unrelated parties....................  $    325,760  $    403,632
            - related parties......................             0             0
            - capitalized..........................             0             0
                                                      ------------  ------------
                                                     $    325,760  $    403,632
                                                      ============  ============

   Income taxes..................................... $    469,891  $          0
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



2.  Accounts Receivable.

     As of December 31, 1996, accounts receivable were $2,096,708 net of the allowance for bad debts of $27,000. This represents a decrease of $756,976 from the $2,853,684 in net accounts receivable recorded at June 30, 1996. Of the $2,096,708 balance at December 31, 1996, $1,893,704 has subsequently been collected as of February 5, 1997, and the remaining $203,004 is believed to be fully collectible.



3.  Inventories.

     Inventories at December 31, 1996 and June 30, 1996 consisted of the following:


                                   December 31,      June 30,
                                       1996            1996
                                   ____________   ____________
Parts and supplies.................$  3,621,218   $  3,095,379
Work-in-process....................   1,285,748        715,133
Finished goods.....................     733,935        260,269
Trailers...........................        -0-          38,414
Obsolete inventory reserve.........    (120,000)      (100,000)
                                   ____________   _____________
Total..............................$  5,520,901   $  4,009,195
                                   =============  =============

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


4.  Revenue Recognition.

     The Company recognizes revenue when its products are sold to its dealers. At this time, all incidents of title pass to the buyer and the Company receives payment, usually within two weeks, for the products sold. Revenues are deferred only in instances where there is a direct repurchase agreement with the dealer or where the Company has agreed to pay floor plan interest for the dealer for a period of time beyond the normal six month time alloted by its published sales promotion program. At December 31, 1996 and June 30, 1996, there were no deferred sales or cost of sales.


5.  Allowance and Qualifying Accounts.

     For the six months ended December 31, 1996, the Company adjusted its allowance and qualifying accounts as follows:

                   Balance at   Charged to              Balance
                   Beginning    Cost and    Additions   at End
                   of Period    Expense    (Deductions) of Period
                   _________    _________   __________   ________
  Allowance for
     boat repur-
        chases     $ 207,359    $   -0-     $   -0-     $ 207,359

Allowance for
     doubtful
        accounts      27,000          268        (268)     27,000

Allowance for
     warranty
        claims       410,000      201,874    (201,874)    410,000

  Allowance for
     inventory
        values       100,000       20,000       -0-       120,000

                   ----------   ----------  ----------  ---------
Total              $ 744,359    $ 222,142   $(202,142)  $ 764,359
                   ==========   ==========  ==========  =========

     In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


6.  Commitments and Contingencies.

     The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 1996, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $12,125,000. The Company has reserved for the reasonably anticipated future losses it might incur upon the repossession and repurchase of boats from commercial lenders. At December 31, 1996, the allowance for losses on boat repurchases was $207,359.

     Additionally, the Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. Such charges amounting to $396,000 for the first six months of Fiscal 1997 are included in selling expenses in the accompanying statement of operations.



7.  Transactions with Related Parties.

     The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                         Six Months Ended
                                           December 31,
                                      ________________________
                                        1997           1996
                                     __________     __________
Eastbrook Apartments     - rentals  $     8,740    $     6,470

R.M. Fountain, Jr.       - aircraft
                           rental       161,872         65,884

                                     -----------    -----------
                                    $   170,612    $    72,354
                                     ===========    ===========

     At September 30, 1996 the Company had travel advances and other receivables from employees in the amount of $19,391, of which $720 was due from an officer of the Company.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)





8.  Income Taxes.

During fiscal 1997 the Company will use up all of its net operating loss carryforwards. Consequently, for the six month period ended December 31, 1996, the Company provided $469,891 for current income taxes.


9.  Stock Options.

     At December 31, 1996 there were stock options held by officers and directors of the Company for 420,000 shares at prices ranging from $5.375 to $7.000 per share. The Chief Financial Officer exercised a portion of his incentive stock options for 15,000 shares at $5.50 per share during the first half and subsequently exercised an additional 2,500 shares at $5.50. Subsequent to December 31, one of the Company's directors assigned 4,000 of his options to another party and also exercised his remaining 16,000 options at $5.375 per share.



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

11. Acquisition of Mach Performance, Inc.

    The Company acquired Mach Performance, Inc. of Lake Hamilton, Florida on October 8, 1996. The acquisition was effective as of October 11, 1996. Mach Performance, Inc. principally manufactures stainless steel propellers for Fountain Powerboats, Inc. and many other customers. Mach Performance, Inc. has foundry and finishing capabilities that will permit it to manufacture other products used by Fountain Powerboats, Inc., in addition to the propellers. The purchase price was $1,041,250 and was paid to the shareholders of Mach Performance, Inc. by the issuance of 85,000 new restricted common shares of Fountain Powerboat Industries, Inc. common stock valued at its fair market price on October 11, 1996, of $12.25 per share.


12.  Debt Refinancing.

      On December 31, 1996, the Company concluded a $10,000,000 credit agreement with General Electric Capital Corporation.
Under the terms of the new credit agreement, the Company refinanced substantially all of its interest bearing debts and will have additional funds made available to it for expansion. Initially, the Company borrowed $7,500,000 from GE Capital Services primarily to refinance existing debts. All of the
Company's prior interest bearing debts to MetLife Capital Corporation, Deutsche Financial Services, GE Capital Corporation, Branch Bank & Trust Leasing Corp., and other smaller creditors were paid off entirely. Subsequently, the Company borrowed another $1,000,000 to fund plant and equipment additions. An additional $1,500,000 is available to the Company for further expansion until December 31, 1997. The Company expects to have borrowed the remaining $1,500,000 prior to December 31, 1997. The interest rate on the indebtedness to GE Capital Services is variable. There is a ten-year amortization of the debt with a five-year call. The loan is secured by all of the Company's real and personal property and by the Company's assignment of a $1,000,000 key man life insurance policy.




                              ******

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
   Management's Discussion and Analysis of Results of Operations
                     and Financial Condition




Results of Operations.

      Net income for the second quarter of Fiscal 1997 was $1,012,250, or $.30 per share. This compares to net income amounting to $1,157,641, or $.38 per share, for the first quarter of the prior year. Net income for the first half of Fiscal 1997 was $2,347,639, or $.72 per share ($.71 per share fully-diluted). This compares to net income amounting to $1,588,970, or $.53 per share, for the first half of last year. Last year's net income for the second quarter included an $800,000 or $.27 per share non-recurring gain for the early repayment of a debt to a major vendor.

      Net sales were $12,505,545 for the second quarter of Fiscal 1997 as compared to $9,287,467 for the second quarter of the prior
year.   Unit  sales volume for the second quarter of Fiscal  1997
was 120 boats as compared to 110 boats for the second quarter  of
last  year.   Net sales were $24,825,918 for the  first  half  of
Fiscal 1997 as compared to $18,286,991 for the first half of last
year.   Unit sales volume for the first half of Fiscal  1997  was
230 as compared to 207 for the first half of last year. The mix of sales for the first half of Fiscal 1997 was more heavily weighted with sales of high margin, large sport boats than it was for the first half of last year.

      For the second quarter of Fiscal 1997, the gross margin on sales was $3,378,574 (27.02%) as compared to $1,983,973 (21.36%)
for the second quarter of the prior fiscal year. For the first half of Fiscal 1997, the gross margin on sales was $6,625,688 (26.69%) as compared to $3,629,877 (19.85%) for the first half of last year.

      Selling expenses were $1,236,704 for the second quarter of Fiscal 1997 as compared to $1,101,516 for the second quarter of last year. Selling expenses were $2,220,748 for the first half of Fiscal 1997 as compared to $1,879,167 for the first half of last year. Most of the increase for Fiscal 1997 was in magazine advertising and salaries and wages.

      General and administrative expenses were $639,709 for the second quarter of Fiscal 1997 as compared to $470,683 for the second quarter of last year. General and administrative expenses were $1,389,521 for the first half of Fiscal 1997 as compared to $831,016 for the first half of last year. Most of the increase for Fiscal 1997 was in salaries and wages, travel expense, professional fees, and investor relations expense.

      Interest expense for the second quarter of Fiscal 1997 was $166,707 as compared to $204,179 for the second quarter of last year. Interest expense for the first half of Fiscal 1997 was $325,760 as compared to $403,632 for the first half of last year. The decrease in interest expense was due to lesser overall indebtedness and to a lesser rate paid on indebtedness to a major supplier.

      Other non-operating income for the second quarter includes consulting revenues from a vendor earned by Mr. Fountain and assigned to the Company amounting to $65,000. This compares to consulting revenues amounting to $146,679 for the second quarter of last year. Consulting revenues for the first half of Fiscal 1997 were $130,000 as compared to $272,235 for the first half of last year. The decrease is from renegotiation of Mr. Fountain's consulting contract with the vendor.

      As previously noted, other non-operating income for the prior year includes an $800,000 or $.27 per share non-recurring gain for the early repayment of a debt to a major vendor.



Financial Condition.

      The Company's cash flows for the first half of Fiscal 1997 are summarized as follows:


        Net cash provided by operating activities...$ 2,220,399
         "   "   used in investing activities....... (2,051,362)
         "   "   provided by financing activities...  1,630,812
                                                     -----------
        Net increase in cash........................$ 1,799,849
                                                     ===========


     This net increase compared to a $63,481 net decrease for the first half of the prior fiscal year.

      Cash used in the first half of Fiscal 1997 to acquire additional property, plant, and equipment (investing activity) amounted to $2,051,362 of which $879,482 was for plugs, molds, and other product tooling.

      On December 31, 1996, the Company concluded a $10,000,000 credit agreement with General Electric Capital Corporation.
Under the terms of the new credit agreement, the Company refinanced substantially all of its interest bearing debts and will  have  additional funds made available to it for  expansion.
Initially,
the   Company  borrowed  $7,500,000  from  GE  Capital   Services
primarily to refinance existing debts. All of the Company's prior interest bearing debts to MetLife Capital Corporation, Deutsche Financial Services, GE Capital Corporation, Branch Bank & Trust Leasing Corp., and other smaller creditors were paid off entirely.

    Subsequently, the Company borrowed another $1,000,000 from GE Capital Services to fund plant and equipment additions. An additional $1,500,000 is available to the Company for further expansion until December 31, 1997. The Company expects to have borrowed the remaining $1,500,000 prior to December 31, 1997. The interest rate on the indebtedness to GE Capital Services is variable. There is a ten-year amortization of the debt with a five-year call. The loan is secured by all of the Company's real and personal property and by the Company's assignment of a $1,000,000 key man life insurance policy.

      For the remainder of Fiscal 1997 and beyond, in addition to the foregoing borrowing from GE Capital Services, the Company expects to generate sufficient cash from operating activities in order to meet its needs and obligations. Management believes that the Company's sales and production volume will continue to grow with a commensurate increase in net earnings and cash flow. Most of the Company's cash resources will be used to maintain and improve its plant and equipment, for new product tooling, and to repay existing indebtedness. The Company does not expect to pay any dividends to shareholders for the forseeable future.




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



                FOUNTAIN POWERBOAT INDUSTRIES, INC.
                           (Registrant)






By:  /s/ Allan L. Krehbiel                          Date: February 5, 1997
   Allan L. Krehbiel
   Vice President, Chief Financial
   Officer, and Designated Principal
   Accounting Officer