Form 10-Q
period 1997-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1997-05-15
CIK 764858

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        March 31, 1997

                                  OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
       For Quarter Ended                 Commission File Number

                                                 0-10316

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


          Class                     Outstanding at  April 30, 1997
Common stock, $.01 par value                3,140,072 shares

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART I.  Financial Information.                          Page No.

         Review Report of Independent Certified
            Public Accountants...........................   3

         Consolidated Balance Sheets - Assets,
            March 31, 1997 and June 30, 1996.............   4

         Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, March 31, 1997
            and June 30, 1996............................   5

         Consolidated Statements of Income -
            Three and Nine Months Ended March 31, 1997
            and March 31, 1996...........................   6

         Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 1997
            and March 31, 1996........................... 7 -  8

         Notes to Consolidated Financial Statements...... 9 - 14

         Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition..........................15 - 18



PART II. Other Information.


Item 6.  Exhibits and Reports on Form 8 and Form 8-K.....  18

         Signature.......................................  19

PART I:  Financial Information.


               PRITCHETT, SILER & HARDY, P.C.
               CERTIFIED PUBLIC ACCOUNTANTS
                   430 EAST 400 SOUTH
               SALT LAKE CITY, UTAH  84111







To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of March 31, 1997, and the related consolidated statements of income and cash flows for the three and nine months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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






/S/PRITCHETT, SILER & HARDY, P.C.



PRITCHETT, SILER & HARDY, P.C.
April 30, 1997

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 Consolidated Balance Sheets
                      *** Assets ***
          (Unaudited - See Accountants'Review Report)





                                        March 31,   June 30,
               Assets                     1997        1996
     -------------------------------  -----------  -----------
     Current assets:
       Cash........................  $  2,937,617  $ 1,360,619

       Accounts receivable, net
        (Note 2)...................     2,391,722    2,853,684

       Inventories (Note 3)........     4,979,289    4,009,195

       Prepaid expenses............       983,933      154,843
                                      -----------  -----------
        Total current assets.......  $ 11,292,561  $ 8,378,341
                                      -----------  -----------

     Property, plant, and equipment  $ 23,905,956  $20,674,326

     Less:  Accumulated depreciation  (11,985,291) (10,746,140)
                                      -----------  -----------
                                     $ 11,920,665  $ 9,928,186
                                      -----------  -----------

     Other assets.................   $    851,560  $   191,577
                                      -----------  -----------

     Total assets.................   $ 24,064,786  $18,498,104
                                      ===========  ===========






     See accompanying Notes to Consolidated Financial Statements.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                    Consolidated Balance Sheets
            *** Liabilities & Shareholders' Equity ***
           (Unaudited - See Accountants' Review Report)


                                           March 31,    June 30,
     Liabilities & Shareholders' Equity      1997         1996
     ------------------------------------ ---------- ------------
     Current liabilities:
       Notes payable....................  $         0 $ 1,173,089
       Current portion/long-term debt...      515,291     767,254
       Accounts payable.................    2,101,699   1,713,760
       Accounts payable - related party        24,025           0
       Accrued expenses.................    2,528,015   1,680,406
       Customer deposits................      205,246     228,608
       Allowance for boat
        repurchases (Note 5)............      207,359     207,359
       Reserve for warranty
        expenses (Note 5)...............      410,000     410,000
                                          ----------- ------------
        Total current liabilities.......  $ 5,991,635 $ 6,180,476

     Long-term debt, less current
      portion...........................  $ 7,899,739 $ 5,433,184

     Deferred income taxes..............  $   136,000 $         0
                                          ----------- ------------

     Total liabilities..................  $14,027,374 $11,613,660
                                          ----------- ------------
     Commitments and contingencies
      (Notes 6 & 11)

     Shareholders' equity:
       Common stock, $.01 par value,
        200,000,000 shares authorized,
        3,247,572 and 3,129,072 shares
        issued (Note 9)                   $    31,476 $    30,291

       Capital in excess of par value...   10,519,765   9,297,450

       Deficit in retained earnings.....     (403,081) (2,332,549)
                                          ----------- ------------
                                          $10,148,160 $ 6,995,192

     Less: Treasury stock...............      110,748     110,748
                                          ----------- ------------
     Total Shareholders' equity.........  $10,037,412 $ 6,884,444
                                          ----------- ------------

     Total liabilities & shareholders'
      equity............................  $24,064,786 $18,498,104
                                          =========== ============


     See accompanying Notes to Consolidated Financial Statements.

          FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                  Consolidated Statements of Income
              (Unaudited - See Accountants' Review Report)

                            Three Months Ended      Nine Months Ended
                                 March 31,              March 31,
                           -----------------------------------------------
                               1997        1996       1997         1996
                           ----------  ----------- ----------- -----------
Net sales (Note 4)....   $ 12,575,520  $10,748,665 $37,401,438 $29,035,656

 Cost of sales........      9,931,764    8,409,285  28,131,994  23,066,399
                           ----------  ----------- ----------- -----------
  Gross margin........   $  2,643,756  $ 2,339,380 $ 9,269,444 $ 5,969,257
    Percent...........          21.01%       21.76%      24.78%      20.56%

 Selling expense......      2,447,690    1,381,367   4,668,438   3,260,534

 General & admin. expense     629,295      413,526   1,848,203   1,172,188

 General & admin. expense -
   related parties (Note 7)    63,321       36,148     233,934     108,502
                           ----------  ----------- ----------- -----------
 Operating income/(loss) $   (496,550) $   508,339 $ 2,518,869 $ 1,428,033
                           ----------  ----------- ----------- -----------
  Other (income)/expense:
    Interest expense.... $     88,475  $   166,445 $   414,235 $   570,077
    Other sundry, net...     (110,052)    (161,129)   (237,923)   (434,037)
    Non-recurring gain..            0            0           0    (800,000)
                           ----------  ----------- ----------- -----------
                         $    (21,577) $     5,316 $   176,312 $  (663,960)
                           ----------  ----------- ----------- -----------
    Net income/(loss)
     before income taxes $   (474,973) $   503,023 $ 2,342,557 $ 2,091,993

    Current tax expense/
     (benefit) (Note 8)      (192,802)           0     277,089           0

    Deferred tax expense/
     (benefit) (Note 8)       136,000            0     136,000           0
                           ----------  ----------- ----------- -----------
    Net (loss) or income $   (418,171) $   503,023 $ 1,929,468 $ 2,091,993
                           ==========  =========== =========== ===========
    Primary net(loss) or
     income per share... $       (.12) $       .17 $       .58 $       .69
                           ==========  =========== =========== ===========
    Primary weighted average
     shares outstanding     3,400,202    3,019,072   3,310,116   3,019,072
                           ==========  =========== =========== ===========
    Fully diluted earnings
     per share (Note 10) $      N/A    $     N/A   $       .58 $     N/A
                           ==========  =========== =========== ===========
    Fully diluted weighted
     avg. shs. outstanding
     (Note 10)                  N/A          N/A     3,323,655       N/A
                           ==========  =========== =========== ===========

     See accompanying Notes to Consolidated Financial Statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Consolidated Statements of Cash Flows
         (Unaudited - See Accountants' Review Report)



                                            Nine Months Ended
                                                March 31,
                                      --------------------------
                                          1997          1996

                                      ------------  ------------
Cash flows from operating activities:
-------------------------------------
 Net income.......................... $  1,929,468  $  2,091,993

  Adjustments to reconcile net income
   to net cash provided/(used) by
   operating activities:

   Depreciation and amortization.....    1,239,151    1,135,781
   (Increase)/decrease in accounts
     receivable......................      461,962     (665,212)
   (Increase)/decrease in inventory..     (970,094)      43,699
   (Increase)/decrease in prepaid
     expenses........................     (829,090)      30,151
   (Increase)/decrease in other assets    (659,983)      (4,500)
   Increase/(decrease) in accounts
     payable.........................      387,939     (283,541)
   Increase/(decrease) in accounts
     payable - related parties.......       24,025        7,909
   Increase/(decrease) in accrued
     expenses........................      976,705      246,842
   Increase/(decrease) in customer
     deposits........................      (23,362)     (47,657)
   Increase/(decrease) in taxes
     payable - current...............     (129,096)           0
   Increase/(decrease) in taxes
     payable - deferred..............      136,000            0
                                      ------------ ------------
     Net cash provided/(used) by
      operating activities........... $  2,543,625 $  2,555,465
                                      ------------ ------------

Cash fows from investing activities:
------------------------------------
 Construction of molds, plugs, and
   other tooling....................  $ (1,232,148)$   (600,940)
 Purchases of property, plant, and
   equipment........................    (1,999,482)    (511,921)
                                      ------------ ------------
     Net cash provided/(used) in
      investing activities..........  $ (3,231,630)$ (1,112,861)
                                      ------------ ------------

Cash flows from financing activities:
-------------------------------------
 Common stock issued................  $  1,223,500 $          0
 Borrowing from G.E. Capital
   Corporation......................     8,500,000      600,000
 Repayment of long-term debt........    (6,285,408)  (2,639,292)
 Note payable, revolving line of
   credit...........................    (1,173,089)     625,276
 Note payable to shareholder........             0       170,000
                                      ------------ -------------
    Net cash provided/(used) in
     financing activities...........  $  2,265,003 $  (1,244,016)
                                      ------------ -------------


                           (Continued)

          FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
           Consolidated Statements of Cash Flows, Continued
             (Unaudited - See Accountants' Review Report)


                                          Nine Months Ended
                                               March 31,
                                      --------------------------
                                           1997          1996
                                      ------------  ------------

    Net increase/(decrease) in
     cash.........................    $  1,576,998  $    198,588

    Cash at beginning of the
     year.........................       1,360,619       490,807
                                      ------------  ------------
    Cash at end of the period.....    $  2,937,617  $    689,395
                                      ============  ============



Supplemental disclosures of cash flow information:
--------------------------------------------------
 Cash paid during the period for:

  Interest - unrelated parties....... $   414,235   $   570,077
           - related parties.........           0             0
           - capitalized.............           0             0
                                      ------------  ------------
                                      $   414,235   $   570,077
                                      ============  ============

  Income taxes....................... $   325,381   $         0
                                      ============  ============






    See accompanying Notes to Consolidated Financial Statements.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)



1.  Basis of Presentation.

      Although these statements have been reviewed by our independent auditors, they are unaudited. The statements, in management's opinion, present fairly the Company's financial position and results of its operations for the interim periods presented. It is suggested that this unaudited interim period financial information be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1996.



2.  Accounts Receivable.

    As of March 31, 1997, accounts receivable were $2,391,722 net of the allowance for bad debts of $25,303. This represents a decrease of $461,962 from the $2,853,684 in net accounts receivable recorded at June 30, 1996. Of the $2,391,722 balance at March 31, 1997, $2,347,522 has subsequently been collected as of April 30, 1997, and the remaining $44,200 is believed to be fully collectible.



3.  Inventories.

     Inventories at March 31, 1997 and June 30, 1996 consisted of the following:


                                      March 31,       June 30,
                                        1997            1996

Parts and supplies.................$  3,236,395   $  3,095,379
Work-in-process....................   1,168,433        715,133
Finished goods.....................     694,461        260,269
Trailers...........................        -0-          38,414
Obsolete inventory reserve.........    (120,000)      (100,000)

Total..............................$  4,979,289   $  4,009,195
                                   =============  =============

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)





4.  Revenue Recognition.

    The Company sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, legal title and all other incidents of ownership have passed from the Company to the dealer or to the Government, and an account receivable is recorded or payment is received from the dealer, from the Government, or from the dealer's third-party commercial lender. This is the method of sales recognition in use by most boat manufacturers.

     The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the boat has been completed and shipped to a dealer or to the Government, that title and all other incidents of ownership have passed to the dealer or to the Government, and that there is no direct or indirect commitment to the dealer or to the Government to repurchase the boat or to pay floor plan interest for the dealer beyond the normal, published sales program terms.

     The sales incentive floor plan interest expense for each individual boat sale is accrued for the maximum six month (180 days) interest payment period in the same fiscal accounting period that the related boat sale is recorded. The entire six months interest expense is accrued at the time of the sale because the Company considers it a selling expense. The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer's inventory and on floor plan.

      Presently, the Company's normal sales program provides for the payment of floor plan interest on behalf of its dealers for a maximum of six months. The Company believes that this program is currently competitive with the interest payment programs offered by other boat manufacturers, but may from time to time adopt and publish different programs as necessary in order to meet competition.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)

5.  Allowance and Qualifying Accounts.

     For the nine months ended March 31, 1997, the Company adjusted its allowance and qualifying accounts as follows:


                   Balance at Charged to               Balance
                   Beginning  Cost and    Additions     at End
                   of Period  Expense    (Deductions)  of Period

Allowance for
 boat repur-
 chases           $ 207,359    $   -0-     $   -0-     $ 207,359

Allowance for
 doubtful
 accounts            27,000      3,268       (4,965)      25,303

Allowance for
 warranty claims    410,000    335,492     (335,492)     410,000

Allowance for
 inventory
 values             100,000     20,000         -0-       120,000

                   ---------- ----------  ----------   ---------
Total             $ 744,359  $ 358,760    $(340,457)   $ 762,662
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

      At  March  31,  1997, the Company had  a  total  contingent liability to repurchase boats in the event of dealer defaults and
if   repossessed   by   the  commercial  lenders   amounting   to
approximately $14,600,000.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)




   The Company has reserved for probable future losses it is expected to incur upon the repossession and repurchase of boats from commercial lenders. At March 31, 1997, the allowance for losses on boat repurchases was $207,359. The amount of the allowance is based upon probable future events which can be reasonably estimated.

     Additionally, as part of its normal sales program, the Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. Such charges amounting to $778,000 for the first nine months of Fiscal 1997 are included in selling expenses in the accompanying statement of operations.



7.  Transactions with Related Parties.

     The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                          Nine Months Ended
                                               March 31,
                                          1997           1996

Eastbrook Apartments     - rentals  $    13,195    $    11,790

R.M. Fountain, Jr.       - aircraft
                           rental       220,739         96,712

                                     -----------    -----------
                                    $   233,934    $   108,502
                                     ===========    ===========

     At March 31, 1997 the Company had travel advances and other receivables from employees in the amount of $20,946, of which $500 was due from an officer of the Company.



8.  Income Taxes.

     During Fiscal 1997, the Company will use up all of its net operating loss carryforwards. Consequently, for the nine month period ended March 31, 1996, the Company provided $277,089 for current income taxes and $136,000 for deferred income taxes.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)



9.  Stock Options.


  At March 31, 1997 there were 406,500 unexercised stock options, of which 402,500 were held by officers and directors of the Company at prices ranging from $5.375 to $7.000 per share. The Chief Financial Officer exercised a portion of his employee incentive stock options for 17,500 shares at $5.50 per share during the nine months ended March 31, 1997, and subsequently sold the shares. The Chief Financial Officer also exercised his option for an additional 2,500 shares at $5.50 subsequent to March 31, 1997. During the nine months ended March 31, 1997, one of the Company's directors assigned 4,000 of his options to another party and also exercised his remaining 16,000 options at $5.375 per share.


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


11. Acquisition of Mach Performance, Inc.

    The Company acquired Mach Performance, Inc. of Lake Hamilton, Florida on October 11, 1996. Mach Performance, Inc. principally manufactures stainless steel propellers for Fountain Powerboats, Inc. and several other customers. Mach Performance, Inc. has foundry and finishing capabilities that will permit it to manufacture other products used by Fountain Powerboats, Inc., in addition to the propellers. The purchase price was $1,041,250 and was paid to the shareholders of Mach Performance, Inc. by the issuance of 85,000 new restricted common shares of Fountain Powerboat Industries, Inc. common stock valued at its fair market price on October 11, 1996, of $12.25 per share.

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


                              ******

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
   Management's Discussion and Analysis of Results of Operations
                     and Financial Condition



Results of Operations.

      The net loss for the third quarter of Fiscal 1997 was $418,171, or $.12 per share. This compares to net income amounting to $503,023, or $.17 per share, for the third quarter of the prior year. Net income for the first nine months of Fiscal 1997 was $1,929,479, or $.58 per share. This compares to net income amounting to $2,091,993, or $.69 per share, for the first nine months of last year. Last year's net income for the first nine months included an $800,000 or $.27 per share non-recurring amount received from a major vendor to compensate the Company for the vendor's delivery failures in Fiscal 1994 and to assure continued promotion of the vendor's products.

      Net sales were $12,575,520 for the third quarter of Fiscal 1997 as compared to $10,748,665 for the third quarter of the prior year. Unit sales volume for the third quarter of Fiscal 1997 was 122 boats as compared to 111 boats for the third quarter of last year. Net sales were $37,401,438 for the first nine months of Fiscal 1997 as compared to $29,035,656 for the first nine months of last year. Unit sales volume for the first nine months of Fiscal 1997 was 352 as compared to 315 for the first nine months of last year. The mix of sales for the first nine months of Fiscal 1997 was more heavily weighted with sales of high margin, large sport boats than it was for the first nine months of last year.

      For the third quarter of Fiscal 1997, the gross margin on sales was $2,643,756 (21.02%) as compared to $2,339,380 (21.76%)
for the third quarter of the prior fiscal year. For the first nine months of Fiscal 1997, the gross margin on sales was $9,269,444 (24.78%) as compared to $5,969,257 (20.56%) for the first nine months of last year. Included in the cost of sales for the third quarter were research and development expenses amounting to $103,654 as compared to $36,472 for the third quarter of the prior year. Research and development expenses included in the cost of sales were $557,293 for the nine months ended March 31, 1997, as compared to $154,751 for first nine months of last year. Most of the research and development expense was incurred for the new surface drive propulsion system and further improvements to the positive lift hull design.

      The propeller manufacturing and sales operation posted a pretax loss of $487,887 for the third quarter and a pretax loss of $611,369 for the six months since October 11, 1996 when operations commenced with the acquisition of Mach Performance, Inc. The Company is reorganizing this operation to improve profitability.

      Selling expenses were $2,447,690 for the third quarter of Fiscal 1997 as compared to $1,381,367 for the third quarter of last year. Selling expenses were $4,668,438 for the first nine months of Fiscal 1997 as compared to $3,260,534 for the first nine months of last year. Most of the increase for Fiscal 1997 was in salaries and wages, advertising and brochures, boat shows, and dealer floor plan interest expense.

      General and administrative expenses were $692,616  for  the third quarter of Fiscal 1997 as compared to $449,674 for the third quarter of last year. General and administrative expenses were $2,082,126 for the first nine months of Fiscal 1997 as compared to $1,280,690 for the first nine months of last year. Most of the increase for Fiscal 1997 was in salaries and wages, travel expense, professional fees, and investor relations expense.

      Interest expense for the third quarter of Fiscal 1997 was $88,475 as compared to $166,445 for the third quarter of last year. Interest expense for the first nine months if Fiscal 1997 was $414,235 as compared to $570,077 for the first nine months of last year. The decrease in interest expense was due to lesser rates paid on interest bearing indebtedness.

      Other non-operating income for the third quarter includes consulting revenues from a vendor earned by Mr. Fountain and assigned to the Company amounting to $65,000. This compares to consulting revenues amounting to $156,103 for the third quarter of last year. Consulting revenues for the first nine months of Fiscal 1997 were $195,000 as compared to $428,338 for the first nine months of last year. The decrease is from renegotiation of Mr. Fountain's consulting contract with the vendor.

      As previously noted, other non-operating income for the prior year includes an $800,000 or $.27 per share non-recurring amount received from a major vendor to compensate the company for the vendor's delivery failures in Fiscal 1994 and to assure continued promotion of the vendor's products.



Financial Condition.

     The Company's cash flows for the first nine months of Fiscal
1997 are summarized as follows:


        Net cash provided by operating activities...$ 2,543,625
         "   "   used in investing activities....... (3,231,630)
         "   "   provided by financing activities...  2,265,003

        Net increase in cash........................$ 1,576,998
                                                     ===========

      This net increase compared to a $198,588 net increase for the first nine months of the prior fiscal year.

     Cash used in the first nine months of Fiscal 1997 to acquire additional property, plant, and equipment (investing activity) amounted to $3,231,630 of which $1,232,148 was for plugs, molds, and other product tooling.

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



PART II.  Other Information.


ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.


                (a) No Amendments on Form 8 were filed by the Registrant during the first nine months of Fiscal 1997.


               (b) No Current Reports on Form 8-K were filed by the Registrant during the first nine months of Fiscal 1997.

                            SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                FOUNTAIN POWERBOAT INDUSTRIES, INC.
                           (Registrant)






By:/S/Allan L. Krehbiel                        Date:  May 14, 1997
   Allan L. Krehbiel
   Vice President, Chief Financial
   Officer, and Designated Principal
   Accounting Officer