Form 10-K
period 1997-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1997-10-14
CIK 764858

             FOUNTAIN POWERBOAT INDUSTRIES, INC.


                          FORM 10-K


                        ANNUAL REPORT


              FOR THE YEAR ENDED JUNE 30, 1997

















             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-K

(Mark One)
        X          ANNUAL REPORT PURSUANT TO SECTION 13 or
                   15 (D)OF THE SECURITIES EXCHANGE ACT OF 1934
                  [FEE REQUIRED]

               For fiscal year ended June 30, 1997

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
          OF THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE
             REQUIRED]

__________For the transition period from _____ to _____.

               Commission File Number: 0-14712

             FOUNTAIN POWERBOAT INDUSTRIES, INC.
   (Exact name of registrant as specified in its charter)

NEVADA                                  88-0160250
(State or other jurisdiction            (IRS Employer
of incorporation)                      Identification
No.)

Post Office Drawer 457, Whichard's Beach Road.,
 Washington, NC                           27889
(Address of principal executive offices)
                                         (Zip Code)

Registrant's telephone number,
   including area code:  (919) 975-2000

Securities registered pursuant to Section 12 (g) of the Act:

     Common Stock, par value $ .01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 day.
                            [  X   ]Yes            [    ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]Yes [ ]No

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $ 30,981,540 at October
7, 1997 based upon a closing price of $15.00 per share on such date for the Company's Common Stock.

      As of October 7, 1997 there were 4,725,108 shares of the Company's Common Stock issued of which 15,000 shares are owned by the Company's subsidiary Fountain Powerboats, Inc.
and are regarded as treasury shares.

          Documents incorporated by reference:   None.

                           Part I

Item 1.  Business.

     Background

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

      In Fiscal 1994, the Company developed a new, high performance hull design for its boats. These new "positive-lift" designs increase speed significantly and gives a softer ride by incorporating radically different keel lines with steps in the hull bottoms. Handling and fuel economy are also substantially improved with the new designs. The Company is seeking patent protection for these new hull designs.

      All of the Company's sport boats, ranging from 25' to 51' are of inboard/outdrive or surface drive design. They are propelled by single, twin, or triple gasoline (or diesel) engines ranging from 415 HP to more than 1,000 HP each. Fountain also builds custom racing boats designed specifically for competition. The Company also produces outboard powered center consoles and outboard or stern drive cabin model offshore sport fishing boats ranging from 25' through 32'. Furthermore, the Company builds 29', 32', 38' and 47' sport cruisers. By February, 1998, the company will introduce a Super Cruiser, 65 foot in length with a 16' beam.

      Introduced early in Fiscal 1992, the 47' Sport Cruiser is the flagship of the Fountain fleet. Its hull design is based upon that of the Company's 47' Super boat and 42' manufacturer's Super-Vee boats which won 8 out of 10 races in a recent twelve month period. The model features a walk-in cabin, enclosed head with shower, complete galley with refrigerator and microwave among it's very extensive list of standard equipment.

      With most of the amenities of a traditional cruising yacht, the Fountain 47' Sport Cruiser is capable of speeds in excess of 70 mph with standard triple MerCruiser 502 EFI engines. A high performance diesel engine version is available for international use. This boat was named "The Outstanding Offshore Performance Boat" for 1992 and 1993 by Powerboat Magazine and "Best of the Best" for 1992 by Boating Magazine. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $348,000 to $603,000.

     The Company's new 47' Lightning Sport Boat is available with a wide range of engine options and amenities which make it suitable for long range cruising at high speeds in relatively rough offshore waters. Its sleek styling makes it particularly attractive. Depending primarily upon the type of engines selected, this boat retails at prices ranging from $364,000 to $618,000.

      As of August, 1997, the 42' Lightning Sport Boat has been redesigned and restyled and operates at maximum speeds of 75 to 100 mph and is very stable even in relatively rough offshore waters. This boat's standard features include an integrated swim platform, flush deck hatches, and an attractively appointed cockpit and cabin. This boat was cited by Powerboat Magazine as "The Outstanding Offshore Performance Boat" for 1988 and 1990. It retails at prices ranging form $222,000 to $386,000, depending primarily upon the type of engines selected. Equipped with special racing engines, this model set a new world speed record for V-hulled boats in February, 1996 at 131.941 mph.

     Introduced in Fiscal 1991, the 38' Sport Cruiser offers a scaled down version of the many amenities found on the 47' Sport Cruiser. This model has successfully incorporated the performance type sport boat's features without compromising the comforts found in a cruiser. Depending primarily upon the customer's choice of engines, the retail price of the boat is from $221,000 to $375,000.

      The 38' Fever Sport Boat operates at maximum speeds of between 70 and 100 mph. Its retail price ranges from $201,000 to $354,000, depending primarily upon the type of engines selected. This model was cited by Powerboat Magazine as "Offshore Performance Boat of the Year" for 1989 and, again, for 1991. It also captured an award from The Hot Boat Magazine for "Boat of the Year" for 1991.

      The 35' Lightning Sport Boat is similar in design to the 38' Fever, but operates at maximum speeds between 70 and 100 mph. Because of its smaller size and lighter weight, this model can achieve greater speeds than a 38' Fever when equipped with the same size engines. The 25' Lightning was named by Powerboat Magazine "Offshore Boat of the Year" for 1981 and 1995. It has also captured that magazine's title "Outstanding Offshore Performance Boat" for 1980,1981,1982,1983,1984, and 1987. This boat retails at prices ranging from $163,000 to $202,000, depending primarily upon the type of engines selected.

      Fountain's 32' Fever Sport Boat was introduced during Fiscal 1991 to satisfy the market's demand for a mid-size sport boat between the 29' Fever and the 35' Lightning. This model combines many of the advantages of both the 29' model the 35' model. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $132,000 to $163,000.

      The 29' Fever single engine is one of the most popular boats in our line. It operates at a maximum speed of 54 to 73 mph and retails between $85,000 and $106,000 depending on engine size. It has great balance and speed for a single engine and for its size really handles the big waters.

      Fountain's 27' Fever sport boat has a single engine. It was added to the line in order to enable the first time offshore performance boat buyer to acquire a Fountain power boat at a very affordable price. This model won an award from Powerboat Magazine for "The Full Size Boat of the Year" for 1991 and 1992. It also captured that magazine's award for "Outstanding full-size Workmanship" for 1995. Depending primarily upon the type of engine selected the retail price of this boat is from $73,000 to $94,000.


     In 1990, the Company's sole offshore sport fishing boat was a 31' model which featured a center console design and incorporated the same high performance, styling, and structural integrity as its sport boat models. It has a deck configuration engineered for the knowledgeable, experienced sport fisherman. This boat has won the Southern Kingfish Association's World Championship for five of the last seven years and has won more than 50% of the top ten positions over the same period.

      In Fiscal 1992, Fountain added substantially to its sport fishing boat line. An all new 29' twin engine center console model and an all new 25' single engine center console model were introduced to extend the product line. The design, construction, and performance of these new models, together with the proven features of the 31' center console model, make a line which in management's view will appeal to many experienced sport fishermen.

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

     During Fiscal 1993, the Company introduced both 25' and 29' walk around cabin fishing boats with outboard engine power and a new 32' walk around cabin model fishing boat with inboard power. Other new product introductions for Fiscal 1994 are 25' and 29' walk around cabin model fishing boats with inboard power.

     For Fiscal 1998, the Company plans to introduce two all new surface drive sport boats, the 46' and 51' Lightning. These boats will come with the Company's new second generation positive lift hulls. The 42' Lightning is also new for 1998. This will have the new style deck with full wrap around windshield and canvas top. These boats also have an all new positive lift hull which will increase speed, stability and ride comfort. Fountain will also launch into the yacht market with the introduction of the all new 65' Supercruiser. This performance yacht will be much faster than the competition, while still providing all the comforts of a luxury yacht through the use of Fountain's all new super ventilated positive lift hull equipped with Fountain's all new Surface Drive System.

      During the last quarter of Fiscal 1997, the Company introduced the Fountain Drive System. Fountain developed this state of the art drive system which will revolutionize performance boating. This new technology matches Fountain's Super Ventilated Positive Lift Hull with a highly efficient
surface  drive  system.   Born from  the  Fountain's  racing
heritage, this revolutionary system offers increased speed and efficiency, better rough water handling, stainless steel
components   to   minimize  corrosion,  greater   horsepower
capacity, less component parts and gears and better transfer of horsepower to the water. Fountain continues to strive to offer the latest in performance technology in each and every boat we build. Never before has a production boat company offered such technology to its customers.

      Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:

                    Fiscal         Fiscal    Fiscal
                     1997           1996      1995
Sport boats .......  336           295         293

Sport cruisers ....  14             20         15

Sport fishing boats  128            109        93
                    ------         ------    -----
Total                478            424       401
                     ====          ====      ====

      The Company conducts research and development projects for the design of its plugs and molds for hull, deck, and small parts production. The design, engineering, and tooling departments currently employ approximately 29 full-time employees. Amounts spent on design research and development and to build new plugs and molds in recent years were:

                          Design           Construction
                          Research &       of  New Plugs
                         Development       and Molds

Fiscal 1997               $635,652         $1,684,274

Fiscal 1996                234,425            878,513

Fiscal  1995               134,828            767,102

       For Fiscal 1998, planned design research and development expenses are $ 750,000 and plug and mold construction expenditures are approximately $ 3,000,000. These expenditures will be primarily to complete the tooling needed to produce three luxury high performance sport yachts, a 51' model, a 58' model and a 65' model. Also, work will be started on a 35' wide beam surface drive cabin sport fishing boat. Tooling expenditures will also be made for other modifications to existing models.

      Manufacturing capacity is sufficient to accommodate approximately 40 to 50 boats in various stages of construction at any one time. The Company shipped 478 boats in Fiscal 1997, 424 boats in Fiscal 1996 and 401 boats in Fiscal 1995.

      Construction of a boat currently made, depending on size, takes approximately three to five weeks. Construction of the all new wide beam Super Cruisers should be as follows: A 51' by December, 1997, the 65' by February, 1998 and the 58' by April, 1998. The Company currently has the ability to manufacture approximately 600 boats per year with additional personnel. The Company can further expand its manufacturing capacity by adding additional personnel, plant, equipment, and tooling.

      The manufacturing process for the hulls and decks consists primarily of the "laying-up" by hand of vinylester resins and high quality stitched, bi-directional and quad-directional fiberglass over a foam core in the molds designed and constructed by the Company's engineering and tooling department. This creates a composite structure with strong outer and inner skins with a thicker, light core in between. The "laying-up" of fiberglass by hand rather than using chopped fiberglass and mechanical blowers, results in superior strength and appearance. The resin used to bind the composite structure together is vinylester which is stronger, better bonding, and more flexible than the polyester used by most other fiberglass boat manufacturers. Decks are bonded to the hulls using bonding agents, rivets, screw, and fiberglass to achieve a strong, unitized construction.

      As one of the most highly integrated manufacturers in the marine industry, the Company manufactures many metal, plexiglass, plastic, and small parts (such as gas tanks, seat frames, steering systems, instrument panels, bow rails, brackets, T-tops, and windscreens) to assure that its quality standards are met. In addition, the company also manufacturers all of its upholstery to its own custom specifications and benefits from lower cost, receives parts just in time for assembly and achieves savings of several million dollars. All other component parts and materials used in the manufacture of the Company's boats are readily available from a variety of suppliers at comparable prices exclusive of discounts. However, where practicable, the Company purchases certain supplies and materials from a limited number of suppliers in order to obtain the benefit of volume discount.

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

Recreational power boats must be certified by the manufacturer to meet U.S. Coast Guard specifications. In addition, their safety is subject to federal regulation under the Boat Safety Act of 1971, as amended, pursuant to which boat manufacturers may be required to recall products for replacement of parts or components that have demonstrated defects affection safety. The Company has never had to conduct a product recall.







Sales and Marketing.

       Sales are made through approximately 50 dealers throughout the United States. The Company also has 14 additional dealers throughout the world. These dealers are not exclusive to the Company and carry the boats of other companies including some which may be competitive with the Company's products. The territories served by any dealer are not exclusive to the dealer. However, the Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers.

      Following is a table of sales by geographic area for the last three fiscal years:

                       Fiscal`97     Fiscal '96   Fiscal `95

United  States  ..    $48,346,485   $40,545,235  $38,220,232

Canada, Mexico, Central
and South America ....$1,047,913     $658,738     $   -0-

Europe and
the Middle East ....  $752,801       $394,078     $309,165

Asia ...............  $ 367,126       $  -0-      $  197,932
                       --------      --------      --------

Total   ........    $50,514,325    $41,598,051   $38,727,329
                     ========       ========         =======


      The Company has a growing international advertising program and is seeking additional distribution for its products in foreign markets through its own sales representative who is establishing new dealers at a rapid pace. In general, the Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales nor risk related to foreign currency fluctuation. The Company believes that within several years, foreign sales could account for up to 25% of its total sales.

      For Fiscal 1997 one dealer accounted for 6.6% of sales and two other dealers each accounted for more than 5% of sales. For Fiscal 1996 one dealer accounted for 10.2% of sales and three other dealers each accounted for more than 5% of sales. For Fiscal 1995 one dealer accounted for 9.8% of sales and four other dealers each accounted for more than 5% of sales. The Company believes that the loss of any particular dealer would not have a materially adverse effect on sales. As sales continue to grow through more dealers, it is reasonable to assume the Company will grow less dependent on any one dealer.

      Field sales representatives call upon existing dealers and develop new dealers. The field sales force is headed by the Fountain's National Director of Sales who is responsible for developing a full dealer organization for sport boats, sport cruisers, sport fishing boats and now yachts. The Company is seeking to establish separate sport boat and fishing boat dealers in most marketing areas due to the specialization of each type of boat and the different sales programs required.

      Although a sales order can be cancelled at any time, most boats are pre-sold to a dealer before entering the production line. The Company generally has been able to sell to another dealer any boat for which the order has been cancelled. To date, cancellations have not had any material effect on the Company. The Company normally does not manufacture boats for inventory.

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


     For the 1998 model year (which commenced July 1, 1997), the Company had made arrangements to pay all interest charged to dealers by certain floor plan lenders for as long as six months. This and other incentives to the dealers have resulted in relatively level month to month production and sales. After six months, the free interest program ends and interest will be charged to the dealer at the rates set by the lender. The dealers will make curtailment payments (principal payments) in the boats as required by their particular commercial lenders. Similar sales promotion programs were in effect during Fiscal 1997, 1996, and 1995.

      Each dealer's floor plan credit facilities are secured by the dealer's inventory, letters of credit, and perhaps, other personal and real property. In connection with the dealer's floor plan arrangements, the Company (together with substantially all other major manufacturers) has agreed to repurchase any of its boats which a lender repossesses from a dealer and returns to the Company. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted (See also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     Additionally, in order to further promote its products, the Company developed a racing program. This entailed the construction of specially designed race boats which have been entered in major national offshore boat races.
Fountain race boats won many major races. Additionally, Fountain single, twin and triple engine racing boats currently own world speed records. The result of this record of victories and speed records by a major manufacturer is that the Company's products won a reputation for very fast and safe hull design, durable construction, and mechanical reliability.

      The Company believes that the favorable publicity generated by its record setting and winning race boats has contributed significantly to its sales volume. Although the Company curtailed its racing program for Fiscal 1992 and sold all of its race boats, the fact that its racing program was so successful in Fiscal 1990 and Fiscal 1991 has, the Company believes, significantly benefited its sales volume in subsequent years. From fiscal 1992 through fiscal 1996, the Company had limited its participation in racing to partial support of customer owned and driven Fountain race boats. Also, the Company Founder and C.E.O., Reggie Fountain, has raced a limited schedule since 1992, and won numerous races in both factory and customer boats; he has also set numerous speed records in both factory and customer boats. These Fountain race boats were, in general, very successful  in  the various racing circuits  in  which  they competed. The Company commenced construction of two race boats during Fiscal 1997 and intends to again implement a racing program during Fiscal 1998.

      As part of the marketing program for its new line of sport fishing boats, the Company sponsored several outstanding sport fishermen in the Southern Kingfish Association's King Mackerel Tournaments. This competitive circuit is held throughout the Southeast. In Fiscal 1992, the Company's boats and sponsored fishermen dominated the tournaments by winning four of the top five spots. One Fountain fisherman, Clayton Kirby, was named "Angler of the Year" and finished in first place. Again, in Fiscal 1993, first place was taken by a Fountain fisherman. Fountain fishermen also won second place and 11 of the top 15 spots in Fiscal 1993. Since Fiscal 1993, the Fountain fishing team has continued to place high in the final standings winning five of the last seven S.K.A. world championships. The Southern Kingfish Association's tournaments are held weekly and attract from one hundred to one thousand entrants with prizes ranging up to $350,000. The winning participation by Fountain sport fishing boats has given them favorable exposure to serious sport fishermen, in particular with respect to the superior performance of Fountain's fishing boat line.

Sales Order Backlog.

     The sales order backlog as of the end of September 1997 was for approximately 200 boats having an estimated sales value of $20,000,000. This compares to an equivalent backlog at this time in September, 1996 and September, 1995. During the last two years the Company's lower priced fishing boat lines have led sales increases holding down the average unit price. Later this year, with the formal introduction of the new 46', 51' and 65' models which have not been included in backlog numbers, the Company believes that its average unit price and margins will increase significantly. The Company's Fall Dealer Allocation Program is designed to promote early replenishment of the stock in Dealer inventories depleted throughout the spring and summer.


Product Warranty.

      The Company warrants the deck and hull of its boats against defects in material and workmanship for a period of three years. Engines included in the boats are warrantied by the engine manufacturer. Warranty expenses of $707,202 were incurred in Fiscal 1997 and were charged-off against net income. A reserve for warranty expenses estimated to be incurred in future years had been recorded and amounted to $500,000 at June 30, 1997. For 1996, warranty costs were only six-tenths of one (1) percent. Warranty cost as a percentage of sales are among the lowest in the marine industry thereby reflecting the Company's superior construction of its boats.


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

        Wellcraft Division of Genmar Industries, Inc.
   Formula, a Division of Thunderbird Products Corporation
                 Cigarette Racing Team, Inc.
                      Baja Boats, Inc.


     The Company believes that in its market segment, speed,
performance,  quality,  image,  and  safety  are  the   main
competitive factors, with styling and price being somewhat lesser considerations.

      Their market for fishing boats is much larger than the one for sport boats, but there are many more fishing boat manufacturers than there are sport boat manufacturers. With its winning image, Fountain will always sell its projected budget.

      For High Performance Surface Drive Super Ventilated Positive Lift wide beam cruisers, we believe there is a ready market waiting for our products. It is our belief that there are no competitors that can match us in this highly profitable area.


Employees.

     As of September 30, 1997 the Company had 331 employees, of whom seven were executive and management personnel. Sixteen were engaged primarily in administrative positions including accounting, personnel, marketing and sales activities. Twenty-nine were employed in engineering, tooling, and design. About one dozen are employed to expand and maintain our facilities. The balance were engaged in manufacturing operation. None of the Company's employees are party to a collective bargaining agreement. The Company considers its employee relations to be satisfactory. The Company is an affirmative action, equal opportunity employer.


Item 2.  Properties.


      The Company's executive offices and manufacturing facilities are located on 62 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $8,273,378 at June 30, 1997

       The   operating  facility  contains  seven  buildings
totaling 167,250 square feet located on fifteen acres.   The
buildings consist of the following:

                    Approximate
                    Square Footage      Principal Use

Building 1 ..........      13,200     Executive offices,
                                      shipping and
                                      receiving, and paint
                                      shop.

Building 2 ..........        7,200    Final prep shop.

Building 3 ..........      63,800     Lamination, woodworking,
                                      upholstery, final
                                      assembly,
                                      inventory, and
                                      cafeteria.

Building 4 ..........      14,250     Metal fabrication shop.

Building 5 ..........      26,300    Lamination, Assembly
                                      & Engineering Offices.

Building 6 ..........      18,500     Mold storage.

Building 7 ..........      12,000     Tooling, Racing, service,
                                       and warranty.

Building 8 ..........      8,750     Lamination extension
                                      area.

Building 9                 4,500     Mold Storage

Building 10               25,200     Mold Storage, Mold Prep
                                      and Service

Building 11                10,500     Manufacturing and Tooling

                          ======
Total .................  204,200

     Site improvements include a boat ramp and docking facilities along a 600 foot canal leading to the Pamlico
River. In addition, approximately 200,000 square feet of concrete paving surrounds the buildings and provides for employee parking. Thirty-five unimproved acres are owned and available for future expansion.


Item 3.  Legal Proceedings.

     The Company has been notified by the United States Environmental Protection Agency (the "EPA") and the North Carolina Department of Environment, Health and Natural Resources ("NCSEHNR") that it has been identified as a potentially responsible party (a "PRP") and may incur, or may have incurred, liability for the remediation of ground water contamination at the Spectron/Galaxy Waste Disposal Site located in Elkton, Maryland (notice from the EPA dated June 7, 1989) and the Seaboard Disposal Site, located in
High Point, North Carolina, also referred to as the Jamestown, North Carolina site (notice form the EPA dated July 10, 1991), resulting from the disposal of hazardous substance at those sites by a third-party contractor of the Company. The Company has been informed that the EPA and NCDEHNR ultimately may identify a total of between 1,000 and 2,000, or more PRP's with respect to each site. The amounts of the hazardous substances generated by the Company, which are disposed of at both sites, are believed to be minimal in relation to the total amount of hazardous substances disposed of by all PRP's at the sites. At present, the environmental conditions at the sites, to the Company's knowledge, have not been fully determined by the EPA and NCDEHNR, respectively, and the Company is not able to determine at this time the amount of any potential liability it may have in connection with remediation at either site. Without any acknowledgment of liability, approximately $3,279 has been paid by the Company to date as a non-performing cash-out participant in an EPA-supervised response and removal program at the Elkton, Maryland site, and in a NCSEHNR-supervised removal and preliminary assessment program at the Jamestown, North Carolina site. A cash-out proposal for the next phase of the project is expected to be forthcoming from the PRP Group for the Elkton, Maryland site within the near future. According to the PRP Group, The Company's full cash-out amount is estimated to be approximately $10,000 for the Elkton, Maryland site based upon an estimated 3,304 gallons of waste disposed of at that site by the Company's third party contractor. A cash-out proposal in the approximate amount of $66,000 based upon an estimated 19,245 gallons of water is anticipated from the PRP Group for the Jamestown, North Carolina site following completion of a remedial investigation and feasibility study in early 1998, according to the PRP Group administrator. Any such cash-out agreement will be subject to approval by EPA and NCDEHNR, respectively. The Company has accrued the estimated $76,000 liability related to these matters in the accompanying financial statements.

     The Company received a demand letter dated February 22, 1996, from the representative and agent for a famous professional basketball player, for damages in connection with an advertisement for the Company which used the
basketball  player's  name.   The  monetary  demand  was  for
$1,000,000 if the claim was resolved prior to the institution of a lawsuit, which also has been threatened. The Company put its primary and umbrella liability insurance carriers on notice after receiving the demand. On January 2, 1997, the Company filed suit in U.S. District Court for the Eastern District of North Carolina against the basketball player, his affiliates and Spencer Communications (a company owned by a director of the Company) claiming it did not know of or
approve  of the ad using the basketball player's name.   The
Company withdrew the ad after being contacted by the basketball player's attorney. The Company further contends that it did not state that the player was endorsing the product and that the player has no legal claim to the usage
of  a  certain  word within the advertisment.   The  Company
further claims that the player's counsel used coercion by threatening suit and that the Company should be awarded the costs of suit. On May 8, 1997, the player and his company filed a response with counterclaim and crossclaim claiming
trademark   infringement  and  unfair  competition   seeking
damages for $10,000,000. The Company filed a reply and seeks dismissal. Shortly after the Company filed suit in North Carolina, the player and an affiliated company filed suit in the Northern District of Illinois. This matter was later transferred to North Carolina and the Company has moved to dismiss this suit with prejudice because it is repetitious of the counterclaims in the Company's declaratory judgment suit. (See Note 10)



      There were seven product liability lawsuits brought against the Company at June 30, 1997. In the Company's opinion, these lawsuits are without merit. Therefore, these lawsuits are being defended vigorously. The Company carries sufficient product liability insurance to cover attorney's fees and any losses which may occur from these lawsuits over and above the insurance deductibles.

     The Company was audited during Fiscal 1997 by the State of North Carolina under the Escheat and Unclaimed Property Statute. The State Treasurer's audit report was received and a small amount of escheated funds were paid. However, the Company disputed approximately $65,000 of remaining escheated property by appealing to the Administrative office of the State of North Carolina. The dispute has been resolved by the Company's payment of $3,090 to the State.

      The Company filed suit on July 21, 1997 against Marcia
K. Garbrecht, Gary D. Garbrecht, Mach, Inc., and Mach performance, Inc. Gary D. Garbrecht is a former director of the Company and together with his wife owned Mach, Inc. and Mach Performance, Inc. The Company acquired Mach Performance, Inc. which manufactured propellers in order to effectuate the Company's goals of vertical integration and because the directors were convinced by Gary Garbrecht that Mach Performance, Inc.'s propeller sales would grow significantly. As a director of the Company, Gary Garbrecht represented that Mach Performance, Inc.'s sales would exceed
$3(three)million  per year. He and his  wife  also   made
representations directly to the Company and to independent auditors and appraisers hired to determine the value of Mach Performance, Inc. Among those representations were representations that Mach Performance did not have agreements to repurchase assets previously sold, That inventory was currently valued according to GAAP, that warranty claims were not significant enough to require accounting contingencies, and that the product manufactured by mach Performance, Inc. was of high quality. After the acquisition and the move of production to Washington, N.C.
during the spring of 1997, the Company learned that Mach Performance, Inc. did have repurchase agreements, that its warranty claims were significant, and that the propellers manufactured by its equipment and processes were not of high quality. Gary Garbrecht resigned as an employee of the Company in April and resigned as a director in May. After investigating the warranty claims and the quality of the propellers built through Mach Performance, Inc.'s equipment and processes, the Company notified the Garbrechts that the contracts involved in and resulting from the acquisition were rescinded. Because the Garbrechts refused to recognize the rescission and to return the consideration they received, the Company filed suit.This suit seeks rescission of an Agreement and Plan of Reorganization entered into with the Garbrechts in 1996 for the Company's acquisition of Mach Performance, Inc. The Company seeks rescission of the acquisition and merger agreement and voidance of the resulting transaction on grounds of fraud and material breach of contract. Federal securities fraud claims are based on the Garbrechts' alleged deceptive acts in violation of Section 10(b) of the Securities Exchange Act of 1934, arising from the sale of Mach Performance, Inc. capital stock to the Company in exchange for the Company's issuance to them of 127,500 new restricted shares of its common stock valued at $1,041,250. Other claims include breach of fiduciary duty, based on North Carolina law, arising from Mr. Garbrecht's alleged material misrepresentations and omissions while serving as a director of the Company during the time when the acquisition and merger agreement was reached. The Company is seeking a preliminary and permanent injunction against the sale or transfer of its 127,500 new restricted common shares acquired by the Garbrechts in the transaction, and is seeking monetary damages, including trebled and punitive damages in an unspecified amount, for the claims stated above, as well as for a number of alleged actions by Mr. Garbrecht after the acquisition, including usurpation of corporate opportunities and conversion. The Garbrechts and Mach, Inc. have filed counterclaims alleging breach of Gary D. Garbrecht's employment contract, breach of the merger contract, and requesting a declaratory judgment regarding the parties' rights and responsibilities under all the contracts involved in this transaction. The company intends to vigorously pursue its claims against the Garbrechts and their co-defendants in this suit, and to defend vigorously against the counterclaims brought by the Garbrechts and their affiliates.

On September 3, 1997, the company filed suit against P.R.O.P. Tour, Inc., an affiliate of Gary Gary Garbrecht. P.R.O.P. tour Inc. runs a Formula One racing tour of which the Company is the major sponsor. This sponsorship had two components, a sponsorship of a Formula One race held in Washington, N.C. and a separate sponsorship of the entire series of races which made the Company's subsidiary, Fountain Powerboats, Inc., the title sponsor of the series. The suit results from P.R.O.P. Tour Inc.'s repeated claims that it was damaged by alleged breaches of the sponsorship agreement for the Washington, N.C. race by Fountain Powerboats, Inc. The Company decided to seek a declaratory judgment regarding its obligations under the Washington, N.C. race contract. The suit also includes claims by the Company involving the series sponsorship agreement based on P.R.O.P. Tour, Inc.'s repudiation of its obligations to provide the Company primary media exposure according to the terms of that agreement.

Item  4.   Submission  of  Matters to  a  Vote  of  Security
Holders.

No matters were submitted to the Shareholders for a vote during the last quarter of Fiscal 1997.

                           Part II

Item  5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

      The Company's common stock, $.01 per value, was listed and began trading on the NASDAQ National Market System (under the symbol "FPWR") on August 28,1996. Prior to that time the Company's common stock was traded on the American Stock Exchange (under the symbol "FPI").


      The following table contains certain historical high and low price information relation to the common stock for the past quarter indicated. Amounts shown reflect high and low sales prices of the common stock on the Nasdaq National Market System since August 28, 1996 and the American Stock Exchange prior to such date:


          Quarter Ended                 High           Low


          September 30, 1994   ...     $2.92  $1.50
          December 31, 1994    ..       4.42  1.83
          March 31, 1995                4.83  3.50
          June 30, 1995       ...       4.17  3.00

          September 30, 1995   ...      5.50  3.59
          December 31, 1995    ...      4.09  3.50
          March 31, 1996         .      4.00  3.50
          June 30, 1996           ....  7.92  3.79

          September 30, 1996  ........  8.08  5.69
          December 31, 1996    .    ...12.33  7.75
          March 31, 1997         ..    16.08  10.65
          June 30, 1997           ...  13.16   9.50

     The Company has not declared or paid any cash dividends since its inception. Any decision as to the future payment of dividends will depend on the Company's earning, financial position, and such other factors as the Board of Directors deems relevant.

      The number of shareholders of record for the Company's common stock as of September 30, 1997 was approximately
1500.

Item 6.  Selected Financial Data

               Fountain Powerboat Industries, Inc. and Subsidiary
                             Selected Financial Data
                         Fiscal Years 1993 through 1997


                                   Year Ended June 30,
Operations Statement Data: ------------------------------------------
----------------------
(Period Ended)       1997         1996          1995        1994         1993
-----------------    ------       -----        ------       ------    ------
Sales    $50,514,325   $41,598,051   $38,727,329     $22,240,212   $27,232,360

Income from continuing
operations        $4,069,832  $3,680,034  $2,047,876 $ (2,993,344)  $ 146,433

Loss from discontinued
operations       $2,829,951         -             -            -         -

Net Income
 (loss)   $ 1,239,951   $ 3,680,034   $ 2,047,876  $(2,993,344)   $ 146,433

Income (loss) per share   $.25   $ .81     $ .45    $( .67)    $.03

Weight average shares
  outstanding ..   4,995,154   4,528,608   4,528,608   4,452,856   4,398,750

Fully diluted earnings (loss)
  per share ...     $   N/A       $ .77   $ .45         $ N/A       $N/A

Fully diluted weighted average
  shares outstanding     N/A        4,800,238      4,539,694     N/A   N/A

Balance Sheet Data
(At Period End)
-----------------------------------
Current assets.. $10,997,133   $8,378,341 $6,185,727  $5,365,619 $5,011,591

Total Assets .  $23,713,896  $18,498,104 $16,334,757 $16,266,787  $16,211,026

Current Liabilities  $6,305,212  $6,180,476  $6,081,298 $14,976,570  $5,920,743

Long-term debt..  $8,047,039   $5,433,184   $7,049,049  $133,683   $6,440,403

Stockholders'
  equity (1) ..   $ 9,361,645  $6,884,444   $3,204,410  $1,156,534  $3,849,880
-------------------
(1) The Company has not paid any dividends since its inception.

Item     7.     Management's    Discussion    and
   Analysis    of    Financial
Condition and Results of                Operations.

          As      described      more     fully
 below      at      "Business
Environment",     approximately    half    of    the
   Company's     shipments
to    dealers    were    financed   through   so-called
  "100%    floor    plan
arrangements"      with     third-party    lenders
pursuant     to     which
the    Company    may    be   required   to   repurchase
   boats     repossessed
by    the    lenders    if    the   dealers   defaults
   under    his    credit
arrangement.     The    other    half    of    shipments
    were    C.O.D.    or
payment prior to shipment.

       Generally,   the   Company   recognizes   a   sale
   when   a   boat   is
shipped    to    a    customer,   legal   title   and
all   other    incidents
of    ownership    have   passed   from   the   Company
 to    the    customer,
and     payment     is     received    from    the
customers'     third-party
commercial    lender   or   from   the   customer.
This   is    the    method
of    sales    recognition   believed   to   be   in
use    by    most    boat
manufacturers.

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

       At   June   30,   1995,   the   Company   estimated
 the   balances   in
deferred   sales   to   be   $197,541   and   in   deferred
  cost   of    sales
to   be   $183,393.    At   June   30,   1994,   the
 Company   estimated   the
balances    in    deferred   sales   to   be   $1,100,000
 and   in    deferred
cost    of    sales   to   be   $850,000.    The
differences    between    the
estimates    for   deferred   sales   and   deferred
  cost    of    sales    at
June   30,   1994   and   June   30,  1995  had   the
 effect   of   increasing
the   gross   margin   on   sales   and  net  income
after   taxes   for   the
year by $235,852 ($.05 per share).

       At   June   30,   1997   and   1996,  there
were   no   commitments   to
dealers   to   pay   the   interest   on   floor
plan   financed   boats    in
excess    of   the   time   period   specified   in
  the   Company's    written
sales      program      and     there     were
 no     direct      repurchase
agreements.      This     was     because    of
 much     improved     market
conditions     and    strong    ongoing    consumer
   demand     for     boats.
Therefore,    there    were   no   deferred   sales
   or    cost    of    sales
estimated     at    June    30,    1997,    and
 1996.     The     differences
between    the    estimates    for   deferred   sales
   and    deferred    cost
of   sales   at   June   30,   1995  and  June   30,
   1996   had   the   effect
of   increasing   the   gross   margin   on   sales
   and   net   income   after
taxes   for   the   year   by   $14,148.   There
was   no   such   effect   on
Fiscal 1997.

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
    The   Company   had    a
contingent    liability    of   approximately
 $8,600,000    at    June    30,
1997,   $7,200,000   at   June   30,   1996   and
  $7,700,000   at   June   30,
1995    for   the   shipment   of   boats   which
   remained   uncollected    by
the    finance    companies   at   those   dates.
   The    lesser    contingent
liability   at   June   30,   1996   is  due  to
 fewer   boats   being   floor
planned    by    dealers    with    finance
companies.     Additionally,    at
June   30,   1997   and   June   30,   1996
the   Company   had   recorded   a
$200,000,    and    $207,359    reserve    for
   losses    which     may     be
reasonably    expected    to    be   incurred
 on    boat    repurchases    in
future years.

Business Environment.

        The    company's    Sales    have    continued
    to    increase    each
year.     Sales    for   1997   were   $50,514,325,
 a   21%   increase    from
Sales    for    Fiscal    1996.     Improved    sales
   volume    for    Fiscal
1997    was   in   line   with   a   general
improvements   is   the   overall
recreational    boating    industry    and    the
   result    of     additional
production    capacity.     Also,    the   Company
  continued    its    highly
effective      advertising      and      marketing
     programs      throughout
Fiscal 1997.

        Sales    for    Fiscal   1996   were
$41,598,051,   a   7%    increase
from    sales    for    Fiscal   1995.    Sales
  for    Fiscal    1995    were
$38,727,329.

        In    Fiscal   1997,   the   Company
continued   to   advertise    and
market     aggressively.     Management    believes
   that    the     Company's
advertising,      marketing,      racing,      and
     tournament       fishing
programs,   as   well   as,   its   reputation   as
  the   builder    of    the
highest      quality,      best      performing,
    and      safest       high
performance     boats     in     the    industry,
    all     contributed     in
increased sales for Fiscal 1997.

         Typically,    each    dealer's    floor
   plan    credit    facilities
are    secured    by    the    dealer's   inventory,
   and,    perhaps, the dealers letter of credit or other
personal    and    real   property.    In   connection
  with    the    dealers'
floor      plan      arrangements,     the     Company
    (as      well      as
substantially    all    other    major    manufacturers)
    has    agreed     in
most     instances     to    repurchases,    under
   certain     circumstances,
any    of    its   boats   which   a   lender
 repossesses   from   a    dealer
and    returns    to   the   Company.    In   the
  event    that    a    dealer
defaults     under    credit    line,    the
lender    may     invoke     the
manufacturers'     repurchase    agreements
 with     respect     to     that
dealer.     In    that    event,    all    repurchase
    agreements    of    all
manufacturers     supplying     a    defaulting
     dealer     are     generally
invoked    regardless    of    the   boat   or
   boats    with    respect    to
which the dealer has defaulted.

        Except    where    there    is    a
  direct    repurchase    agreement
with    the    customer,    the   Company   is
  under    no    obligation    to
repurchase    boats    from    its    dealers,
    although    it     will     on
occasion    voluntarily   assist   a   dealer
  in    selling    a    boat    or
repurchase a boat for the convenience of a dealer.

        No    boats    were    repurchased
 in   Fiscal    1997,    1996    and
Fiscal     1994     in     connection    with
  floor    plan     arrangements.
Five    boats    were   repurchased   during
 Fiscal   1995    in    connection
with    floor    plan   arrangements.    At
June   30,    1997    and    1996,
the    Company    had    recorded    a   $200,000,
   and    $207,359    reserve
for    losses    which   may   be   reasonably
  expected   to    be    incurred
on boat repurchases in future years.

Results of Operations.

        Net   income   for   Fiscal   1997
  was   $1,239,951   or   $.25    per
share    outstanding.     This   compares
 to    net    income    for    Fiscal
1996    of   $3,680,034,   or   $.81   per
 share.    The   change    in    net
income    was   due   to   a   discontinued
 operations    loss   and    write-
down    of    assets    of   a   Subsidiary,
 Fountain    Power,    Inc.    for
$2,829,881.(See Note #10 and Note #15).

        Income    from    continuing   operations
 (before   the    loss    and
writedown    due    to    Fountain   Power,   Inc,)
   increased    in    Fiscal
1997    to    $4,069,832    or   10%   over   fiscal
  1996.     Income    from
continuing    operations    for    Fiscal    1996
  was    $3,680,034.      The
improvement    in    income    from    continuing
 operations    for    Fiscal
1997     was     the     result     of    greater
  sales     volume,     price
increases,     production     efficiencies,    and
    a     favorable     sales
mix.     The   mix   of   sales   continued   to
 be   weighted   with    sales
of the Company's larger, higher margin sport boats.

       Net   income   for   Fiscal   1996  was  up
  due   to   an   improvement
in     sales     volume,    production    efficiencies
    and    a     favorable
sales   mix.    Also,   income   was  bolstered
  by   inclusion   of   a   non-
recurring    $800,000    discount    earned

for    the    early    retirement
of    indebtedness    to    a    vendor.
Sales    were    $41,598,051    for
Fiscal 1996, or up by 7% from the previous year.


        Net   income   for   Fiscal   1995   was
  up   primarily   because   of
substantially      improved     sales     volume.
     Sales      were      $38,
727,329,    or    up   by   74%   from   the
previous   year.     Sales    for
Fiscal    1994   were   $22,240,212.    The
sales   mix   for   Fiscal    1994
was     unfavorable    and    overall    sales
   volume    through    February,
1994    was    less   than   anticipated.
 Fewer   boats   were    sold    and
they    were    generally   smaller   and
less   profitable    resulting    in
a loss for the year.

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

        As    the   Company's   sales   order
  volume   improved,   it    began
to     greatly     increase     its    level
   of     purchases     of     high
performance       engines       and       other
      critical       components.
Unfortunately,     the     high     performance
    engines     and      certain
other    critical    components    were    not
    available    on    a    timely
basis.     This    caused    serious    and
  prolonged    delays    in     the
Company's     boat     production.     Many
   costly    inefficiencies     were
incurred    in    its   manufacturing
operations   as   a    consequence    of
not     having     the     necessary    high
    performance     engines     and
components   on   a   timely   basis.    By
 July,   1994   most    of    these
supply    problems   had   been   resolved.
  Most   of   the   sales    orders
that   were   not   completed   in   the   fourth
  quarter   of   Fiscal   1994
because     of    delayed    deliveries    of
 critical    components     were
completed in the first quarter of Fiscal 1995.

        The    Company's    gross   profit
  margin   as   a    percentage    of
sales   increased   to   26.8%   in   Fiscal   1997
   from   22.3%   in   Fiscal
1996    and    20.1%   in   Fiscal   1995.    The
  increase   in   the    gross
margin    percentage   was   due   to   price
increases    and    the    sales
mix    of    larger,    higher    margin    sport
   boats.     Greater    sales
volume, more integrated manufacturing operations
 and    production    efficiencies
  also    contributed     to     an
improved gross margin for Fiscal 1997.

         Depreciation    expense    was    $1,642,969
   for    Fiscal     1997,
$1,536,479    for    Fiscal   1996,   and
  $1,628,867    for    Fiscal    1995.
Depreciation expense by asset category was as follows:

                      Fiscal         Fiscal         Fiscal
                       1997           1996           1995

Land improvements  $  22,468          $20,595      $18,849

Buildings          $ 231,546          $260,580     $269,460

Molds & plugs     $1,041,211         $980,104      $1,076,746

Machinery & Equipment  $295,829     $ 225,654     $216,089

Furniture & fixtures  $24,572         $11,114        $12,094

Transportation equipment   $27,343   $ 38,432     $35,629
                    -------         -------    -------
Total                $1,642,969   $1,536,479   $ 1,628,867
                     ========      ========       ========

         The $ 92,388  decrease in
depreciation    expense     for
Fiscal 1996  from Fiscal 1995 is due to an excess of
   molds  becoming  fully
depreciated     over new molds commencing
   to     be     depreciated
during the year.  Those   particular   molds
   which   are   now    fully
depreciated are still in active service.

         Following    is    a    schedule    of
   the    net    fixed     asset
additions during Fiscal 1997 and Fiscal 1996.

                         Fiscal 1997            Fiscal 1996

     Buildings ........     $    360,231     $ 225,781

     Land and Improvements...$    315,605         -

     Molds and plugs ......  $ 1,684,274      $ 878,513

     Construction in Progress...$  809,506        -

     Machinery & equipment ..$  649,895      $  376,241

     Furniture & fixtures ..  $  18,767       $  6,270

     Transportation equipment .$   41,718    $ (33,925)
                                 -----------   ----------
                    Total      $ 3,879,996     $1,482,880
                               =========          =========

         Selling     expenses    were    $6,463,875
   for     Fiscal     1997,
$4,285,923    for    Fiscal   1996,   and   $3,897,086
  for    Fiscal    1995.
The    Company    continued    to   promote   its
  products    primarily    by
magazine     advertising     in     Fiscal    1997.
     Advertising     expense
was    $1,267,822    for    Fiscal    1997,
 $849,627    for    Fiscal    1996,
and       $977,787      for      Fiscal      1995.
     These       advertising
expenditures     increased     the     Company's
  visibility      in      the
recreational    marine    industry    and    promoted
   its     boat     sales.
Management    believes    that    advertising
is    necessary    in     order
to maintain the Company's sales volume and dealer base.

         Additionally,    in    an    effort    to
    further    promote     its
products,     the     Company    continued    its
   offshore     racing     and
tournament     fishing     programs.       These
    programs     cost $1,256,631
in    Fiscal    1997,    $867,743   in   Fiscal
   1996    and    $576,741    in
Fiscal    1995.     As   previously   noted,
 the   Company    curtailed    its
offshore    racing    program   in   Fiscal
1992    and    sold    its    last
remaining    race    boat,    but   continued
  a   limited    racing    program
and    its    tournament   fishing   program
 through   Fiscal    1997.     The
Company    commenced    construction   of   two
 race   boats    during    late
Fiscal    1997    and   intends   to   again
implement   a   racing    program
during Fiscal 1998.

        Selling    expenses    compared    for
    the    past    three    fiscal
years were as follows:

                     Fiscal 1997    Fiscal 1996      Fiscal 1995

Offshore racing and
 tournament fishing ..$1,256,631     $867,743        $576,741

Advertising           $1,267,822     $849,627          $977,787

Salaries  & commissions  $1,029,810  $ 578,170        $752,206

Boat Shows ... .          $452,859      $285,321     $388,710

Dealer incentives       $1,286,649     $ 954,234      $938,563

Other selling expenses    $1,170,104  $ 750,828       $263,079
                        -----------   ----------      ---------
Total                  $ 6,463,875     $4,285,923    $3,897,006
                          =======      =========      =========

          General      and     administrative
    expenses      include      the
finance,     accounting,    legal,    personnel,
   data     processing,     and
administrative     operating     expenses
  of     the     Company.      These
expenses     were     $2,553,870    for
 Fiscal    1997,    $1,904,988     for
Fiscal    1996,    and   $1,415,637   for
 Fiscal   1995.     Most    of    the
increase    for    Fiscal   1997   over
 Fiscal   1996   was    in    executive
compensation, travel expense, and attorneys' fees.

        Interest    expense   was   $557,768
  for   Fiscal    1997,    $747,337
for    Fiscal   1996,   and   $989,359   for
  Fiscal   1995.    The    decrease
in    interest   expense   for   Fiscal   1997
 is   primarily    from    lower
interest rates on long term debt.

       No   fixed   assets   were   sold   in
 Fiscal   1997.   During   Fiscal
1996    some    trucks    were    sold   yielding
    a    gain    of    $22,906.
During    Fiscal    1995   some   miscellaneous
  fixed   assets    were    sold
yielding a loss amounting to $23,015.

        Included    in   other   income   for
Fiscal   1997   are   consulting
fees     earned    by    the    use    of    Mr.
   Fountain    amounting     to
$260,000,     and    these    have    been
assigned    to    the     company.
Included    in    other   income   for   Fiscal
 1996   is   a    non-recurring
$800,000     discount     earned     for     the
    early     retirement     of
indebtedness    to    a    vendor.     Included
  in    other    income     for
Fiscal   1995   is   the   non-recurring   gain
 on   the   settlement   of   a
state    sales    and    use    tax   assessment
   amounting    to    $169,552.
Also    included    in   other   income   for
   Fiscal   1996    are    $610,420
of    technical    consulting   fees   earned
  by   the    Company    by    the
use    of    Mr.    Fountain.     These
 consulting    fees    amounted     to
$452,911    for    Fiscal   1995.    Under
 the   terms    of    the    current
consulting     contract,     the     consulting
   fees     ended      entirely
after Fiscal 1997.

Liquidity and Financial Resources.

        Operations    in    Fiscal   1997
  provided   $5,474,162    in    cash.
Net    income    plus    depreciation   expense
  provided    cash    amounting
to      $2,882,920.      However,     relatively
    large     amounts      were
needed      to      finance     investment
   activities     in      purchasing
property,     plant,     equipment     and
  molds.      The     loss     from
operations     of    the    discontinued
   subsidiaries,    Fountain     Power,
Inc.    and   Mach   Performance,   Inc.
  also   contributed   to    the    use
of     cash     (See    Note    15).
 The    ending    cash    balance     was
$3,690,658.

        Operations    for    the    prior
  fiscal    year    1996,    provided
$3,935,379     in    cash.     Net    income
  plus    depreciation     expense
provided     cash     amounting    to
   $5,216,513.     However,     relatively
large    amounts    were    needed   to
 finance    increases    in    accounts
receivable     and    inventories.     The
   ending    cash     balance     was
$1,360,619.

        During    Fiscal    year    1995
 operations    consumed    $1,133,240
in    cash.     Net    income   plus
 depreciation   expense   provided    cash
amounting     to     $3,676,743.     However,
   relatively    large     amounts
were    needed   to   finance   an   increase
 in   accounts   receivable,    a
decrease    in    accounts    payable    and
  a    reduction    in    customer
deposits.  The ending cash balance was $490,807.

          Investing      activities      for
     Fiscal      1997      required
$4,936,129,     including    expenditures
for    additional     molds     and
plugs    amounting    to    $1,684,274   and
   for    property,    plant    and
equipment    for    $2,249,670.     Also,
  increases    in    other     assets
required $306,030.

          Investing      activities      for
    Fiscal      1996      required
$1,484,306     including     expenditures
 for    additional     molds     and
plugs    amounting    to    $878,513   and
  for    other    property,    plant
and equipment amounting to $604,367.

          Investing      activities      for
 Fiscal      1995      required
$1,169,744,     including    expenditures    for
  additional     molds     and
plugs    amounting    to    $767,102   and   for
 other    property,    plant,
and equipment amounting to $431,137.

          Financing      activities      for
 Fiscal      1997      provided
$1,095,851.      Included     in    this    amount
    are     proceeds     from
issuance    of    notes    payable   and   long
 term    debt    to    G.    E.
Capital    Corporation   for   $8,500,000   and
 the    retirement    of    all
previous long term debt of $6,427,060.

         Financing    activities    for    Fiscal
   1996    used    $1,581,261.
Included    in    this   amount   is   $2,192,528
  of   indebtedness    to    a
vendor    which    was    retired    entirely
 during    the    year.     Debt
repayments      to      MetLife     Capital
 Corporation      and      others
amounted to $627,637.

          Financing      activities      for
   Fiscal      1995      provided
$2,118,080.      Included     in     this
 amount     is     $2,600,000     of
indebtedness    to   a   vendor   which   was
  converted    from    a    short-
term     trade     payable    to    a
long-term    note    payable.      Debt
repayments    to    MetLife    Capital
Corporation    and    other    amounted
to $928,632.

         The     net     increase    in
 cash    for    Fiscal    1997     was
$2,330,039.     For    Fiscal    1998,    the
 Company    anticipates     that
the     $3,690,658     beginning    cash
   balance     and     the     amounts
expected    to   be   provided   from
 1997   operations    will    be
sufficient    to   meet   most   of   the
 Company's   liquidity    needs    of
the    year.     However,    planned    capital
   expenditures    for    Fiscal
1998    are    substantially    greater
than    for    Fiscal    1997.     The
Company      intends      to      increase
    its     production      capacity,
principally     for    new    products,
 in    Fiscal    1998.      Therefore,
the    Company    is    reviewing
various    financing    alternatives     to
provide for its increased growth.

        Effective    December    31,    1996,
   the    Company    repaid    its
indebtedness       to      MetLife
Capital      Corporation,       Deutsche
Financial    Services,    and   others   with
 a    new    $10,000,000    long
term       loan      agreement      with      General
     Electric      Capital
Corporation,    of    which    $7,500,000   was
   initially    disbursed.     A
second    disbursement    was   made   during
the    year    for    $1,000,000
bringing    the    total    outstanding    as
  of    June    30,    1997    to
$8,500,000 less scheduled monthly principal reductions.

        Effective    December   31,   1993,
  the   Company    refinanced    its
indebtedness     to     Metlife    Capital
 Corporation.      A     $2,000,000
revolving    loan    was    incorporated   into
 the   long-term    debt    and
the   total   amount   was   amortized  over
ten   years   with   a   call   at
the    end   of   the   fifth   year.    The
 interest   rate   on   the   debt
was    fixed   at   8   1/2%.    The   new
monthly   payment   amounts    very
closely    approximate    what    the
   principal    and    interest    payment
amounts    were    prior    to   the
 refinancing.    The    indebtedness    is
secured    by    a    first    lien    to
 the   Company's    assets,    except
engines      manufactured     by     Mercury
    Marine.      An      additional
$76,194    was    borrowed    in   the
 transaction.     The    total    amount
of    the    debt   to   MetLife   as
 December   31,   1993   was   $6,683,200
after     the     refinancing.     The
indebtedness    to     MetLife     was
$6,003,799 at June 30, 1995 and $5,500,467
 at June 30, 1996.

        The    Loan   agreement   with
  MetLife   was   amended   January    1,
1995,     to    revise    certain    financial
   ratio    requirements     that
the    Company    had   previously   not
 attained.    After    the    revision
of   the   financial   ratio   requirements
 and   at   June   30,   1995   and
1996,    the   Company   was   in   compliance
  with   all   of   the   MetLife
financial ratio requirements.

        In   June   of   1994,   the
ompany   arranged   for   a   line    of
credit      from      Deutsche      Financial
      Services      for      engine
purchases.    At   June   30,   1994   the
  amount   owed   to   Deutsche   was
$152,287,   at   June   30,   1995   the
  amount   owed   was   $534,185    and
at    June    30,    1996     the    amount
  owed    was    $1,173,089.     The
maximum    amount    of    the    line
  of    credit    from    Deutsche    is
$1,200,000.     The    debt   is   secured
  by   a   first    lien    on    all
engine    inventory    and    by    a
 $200,000    irrevocable    letter    of
credit.

        In   December,   1995   the
Company   borrowed   $600,000   from    G.
E.     Capital    Corporation    for
the    purpose    of    retiring     its
indebtedness    to    a    vendor.     This
  debt    to    G.    E.    Capital
Corporation    is    scheduled   for
repayment   over    forty    months    at
9.00%    interest.     It    is   secured
by   various    boat    molds    and
product    tooling   and   by   an   irrevocable
  bank   letter    of    credit
for    $200,000.     The    unpaid   balance
   at    June    30,    1996    was
$538,044.

Effects of Inflation.

        The    Company    has   not   been
  materially    affected    by    the
moderate    inflation    of    recent
 years.     Since    most     of     the
Company's     plant     and     its
 equipment     are     relatively     new,
expenditures    for    replacements
 are    not    expected    to     be     a
factor in the near-term future.

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

        The    Company's   products   are
 targeted   at   the    segment    of
the    power    boat    market   where
 retail   purchasers    are    generally
less     significantly     affected    by
  price     or     other     economic
conditions.       Consequently,      management
     believes      that      the
impact    of    inflation   on   sales   and
  the   results    of    operations
will not be material.

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

        The    applicable    risks    and
 uncertainties    include    general
economic    and    industry    conditions
that    affect    all    businesses,
as   well   as   matters   that   are
specific   to   the   Company   and   the
markets     it     serves.      For     example,
    the     achievement      of
projections,      forecasts,     or
estimates     contained      in      the
Company's     forward-looking     statements
    may     be     impacted      by
national      and     international     economic
   conditions;      compliance
with     governmental    laws    and    regulations;
   accidents    and    acts
of    God;   and   all   of   the   general   risks
  associated   with    doing
business.

        Risks   that   are   specific   to
the   Company   and   its   markets
include    but    are    not   limited   to
 compliance    with    increasingly
stringent     environmental     laws    and
  regulations;     the     cyclical
nature     of    the    industry;    competition
   in    pricing    and     new
product     development     from    larger
   companies     with     substantial
resources;    the    concentration    of
 a    substantial    percentage    of
the   Company's   sales   with   a   few
major   customers,   the   loss   of,
or   change   in   demand   from   dealers,
 any   of   which   could   have   a
material    impact    upon    the    Company;
   labor    relations    at    the
Company     and     at     its    customers
  and    suppliers;     and     the
Company's      single-source     supply
    and      just-in-time      inventory
strategies    for    some    critical
  boat    components,    including    high
performance     engines,    which
could    adversely    affect     production
if   a   single-source   supplier   is
 unable   for   any   reason   to   meet
the Company's requirements on a timely
 basis.

Item 8.  Financial Statements and Supplementary Data.

The financial statements are  set
forth immediately following
the signature page.



Item    9.     Changes    in    and

        There were no changes in
or disagreements with the
independent auditors  on  accounting
 and financial disclosure
matters.


                          Part III

Item 10.  Directors and Executive Officers
Registrant.

        The Current directors of
Registrant  and its Subsidiary
are as Follows:

REGINALD  M. FOUNTAIN, JR., age 57,
founded the Company's
Subsidiary  during 1979 and has  served
as its Chief Executive
Officer from its organization. He
became a director and
President  of the Company  upon its
 acquisition  of the
Subsidiary  in August, 1986. Mr. Fountain presently serves
as Chairman,  President,  Chief Executive
Officer,  and  Chief
Operating Officer of the Company and
its  Subsidiary. From
1971  to  1979,  Mr. Fountain was a
world class race boat
driver,  and was the Unlimited   Class
World  Champion in 1976
and 1978.


REGGIE FOUNTAIN - A BIOGRAPHY

	Whether it's racing, building the world's premier high-performance sport boats, investing in real estate or selling life insurance, Reggie Fountain has always been a winner at everything he does.

	One only needs to spend a few minutes with Reggie
 Fountain to sense the excitement of an American success story come true. The man loves his work.

	Whether it's beating a star-studded fleet of world-class offshore racers, personally researching, developing and manufacturing his renowned high-performance pleasure boats, earning a business and law degree at the University of North Carolina, joining the Million
 Dollar Round Table of Life Insurance Salesmen or completing a real estate deal in his native North
 Carolina, Fountain always finds a way to win.

WORLD CHAMPION TUNNEL BOAT RACER

	Reggie entered his first boat race in 1954 at the age of 14, moving quickly into professional competition in 1970. A year later, while driving for Glastron Boats, he was named the Houston Gulf
Coast Marathon Association Champion and the Outstanding
New Driver at the lake Havasu World Championships.
 Relying on a keen sense for speed, a superstar racing career was under way.

	The following year, operating as an independent, Fountain made boat racing history by setting two world records earning three national closed-course championships all in one day at the Marine Stadium in Miami. Fountain's dominance as an independent eventually earned him a place on the vaunted Mercury
Factory Team where he teamed with Bill Seebold and Earl Bentz to become the most dominant trio in tunnel outboard history.

	Sporting the Mercury corporate colors, Fountain won an amazing 20 of 31 races entered in 1973.
 In 1975, he followed up by winning 10 of 19 events, but it was the bicentennial year of 1976 that will be remembered as the pinnacle of Fountain's tunnel racing career. He finished first in 15 of 23 races entered, capped by a well deserved title at the St.
 Louis OZ World Championships. Fountain won the prestigious St. Louis race again in 1978, then retired from active competition the following year to pursue an extensive R&D testing program commissioned by Mercury Marine while continuing to manage his growing real estate interests.

FOUNTAIN POWERBOATS - THE BEST ON THE WATER

	Before Reggie could begin MerCruiser's
 testing program, he needed a boat.  After
 evaluating the market, he contracted with
Bill Farmer of Excalibur Boats in Sarasota,
 Florida to use one of his 31' V-bottoms.
As the testing program progressed, Fountain
 couldn't resist the temptation to tinker
with the boat.   A little sandpaper on the
running surface netted a speed increase.
 Hand-crafted putty strakes improved handling and further modifications on the stern drive height improved acceleration.  Before long,
 Reggie had made so many changes the boat no longer resembled the original.

	Encouraged by the noteworthy performance gains, Fountain next attacked the deck and hull design. As the development process continued,
 Fountain noticed a growing market for the high customized test boats. A short time later, Fountain Powerboats was born in an abandoned used car dealership just outside
 Reggie's residence in Washington, North
 Carolina near the Pamlico River.

FOUNTAIN POWERBOATS - ALWAYS ON THE GO

	Growth has come rapidly at Fountain
 Powerboats.  What started in 1979 as a
10,000-square foot manufacturing facility with eight employees and annual sales of $515,000 has swelled to 200,000 square feet, more than 300 employees and projected sales for the 1995-96 model year in excess of $45,000,000.

	Likewise, Fountain's model line has
 kept pace with the company's phenomenal
 growth. Seventeen years after he started, Fountain's Lightning Series includes 35',
42' and 47' offerings, while the award-winning
 Fever Series features 27', 29', 32' and 38' models. For cruising enthusiasts that want more performance, Fountain's 32', 38' and 47'
 Sports Cruisers are considered the best on the water. And for those interested in getting started in high-performance boating, Fountain offers an award-winning 24' Competition Series.

	In addition to his world-renowned sport boats, fisherman can likewise enjoy Fountain's patented brand of performance. Fountain entered the bluewater fishing market at full strength in 1990. Today, the company's fishing fleet included a diverse mix of boats from 25' to 32' with either stern drive or outboard power in center console, cuddy cabin and open bow configurations.

THE BEST ON THE WATER

	From the outset, Fountain has insisted
on ultimate quality. A pioneer of space-age laminates in the boating industry, Fountain was among the first to use bi- and tri-directional glass along with lightweight coring material.
 Underneath, Fountain was one of the first to successfully utilize a notch transom, pad keel running surface for improved handling and performance.

	With Reggie at the helm, Fountain
Powerboats has gained an international
reputation as the world's premier high-performance boat company. Fountain is the only builder ever to earn Boat of the Year honors from three different boating publications, including
Powerboat, Hot Boat and Boating. For 15 consecutive years, Fountain has been recognized in Powerboat magazine's annual Awards of Product Excellence program, including five
Offshore Boat of the Year awards - the most recent in 1996. Furthermore, fishing boats designed and built by Fountain have thoroughly dominated competition on the Southern
 Kingfish Association (SKA) tour like
no other builder in history.  Anglers
in Fountain fishing boats have earned
firstplace overall honors four of the
five years, including Dave Workman's
back-to-back wins in 94'-955'.  Further,
 Team Fountain has never failed to place
at least five boats in the top ten spots in the 2,000-member SKA.

A RETURN TO RACING

	Certainly, a trophy case full of awards
 and accolades have helped propel Fountain to the forefront of the boating world but it's been the achievement in offshore racing that has truly separated Fountain from the rest of the pack.  After nearly a decade of
retirement from active competition, Reggie
Fountain returned to racing in 1990 to
campaign nationwide on the offshore circuit.
  Not since the late Don Aronow has a man
 designed, built, throttled and driven a
boat of his own make to such dominance on the demanding offshore tour. Fountain
Powerboats is the only V-bottom builder
in the decade of the 90's to score a
first-place overall finish at a nationally
 sanctioned offshore race. We've done it more than a dozen times. Wellcraft, Cigarette, Formula, Baja and Hustler have a combined tally of zero. Further, in a two-year stretch, Reggie Fountain
went undefeated in major offshore competition.

	In addition to his complete
dominance on the racecourse, Fountain
has clearly established several times
that he builds the world's fastest, safest, smoothest and best handling V-bottoms on the water. In the last six years, the most hotly contested prize on the
offshore circuit has been the kilo
record.  Fountain started this seesaw
battle in 1991 with a 114.585-mph clocking
 in the triple-engine 47-foot Superboat
Team Fountain.  The Wellcraft got into
 the act with a triple-engine 116.751-mph blast of its own. Hell bent on returning bragging rights to North Carolina, Fountain
 upped the mark to 123.91 mph six month
later with the wrinkle that he did the
 trick in a smaller, less powerful 42-foot twin-engine boat. And then there's the latest episode that Fountain will always remember as icing on the cake literally.
 Fountain's back to back 5/8th mile kilo
passes of 133.788 and 130.092 mph became all the more noteworthy when you consider they were recorded in a freezing sub-zero snow flurry.  The new 131.94-mph speed
marks the second time that Reggie has
used a twin-engine boat to break a record held by a triple.

	Perhaps Fountain's biggest milestone
 achievement in offshore racing came in
New Orleans, LA, in 1990. Racing against a star-studded fleet that included actors
Chuck Norris, Don Johnson, and Kurt
Russell, Fountain overcame amazing odds
 and beat the entire field of hybrid
racing catamarans with his V-bottom.
 The win was particularly sweet for
Fountain because heretofore V-bottoms
reputedly were no match for the
catamarans in slick water.  To the
amazement of the "experts" Fountain
aced a fleet of the world's fastest
offshore cats in water conditions on
 lake Ponchartrain that would've been
 ideal for a barefoot ski tournament.


	Two years later in 1992, Reggie,
 throttling john Rebhan's Fountain 42'
 Lightning, Ohio Steel, accomplished
the near impossible by capturing the
OPT World and National Championships
 in Open V-bottom.  Fountain also won
the APBA World Championship in
 Manufacturer's Super Vee.

REGGIE FOUNTAIN - MR. FULL THROTTLE


	Although the title on his
business card says, "Reggie Fountain,
 Chief Executive Officer, Chairman of
the Board and President," it scarcely
 touches upon the extent of his actual
 involvement.  Unlike any other CEO in
the performance boating industry,
Reggie Fountain is hands-on every step
of the way.

	Drawing on over 37 years of
experience in all aspects of racing
 and pleasure boating, Fountain personally masterminds all engineering and new product Research and Development.
Considered among the most innovative
minds in the boating world, Fountain
revolutionized the way we go fast on
 the water in the late 70's when he
introduced his amazing notch-transom,
 pad-keel running surface.  Then in
1992, he took the state of the art
one giant step further when he
introduced Positive Lift a breakthrough
 that added more than a 10 percent
 performance increase to Fountain's
 already superior top-end performance
 while also improving handling and
 cornering agility.

	Once a mold is created,
Fountain performs all initial
 on-the-water testing and then
collaborates with his staff on
interior design and graphic styling.
 To this day, Fountain still logs
approximately 1,000 hours a year on the water.
  Time permitting, Reggie continues
 to offer personal instruction in
the finer points of operating a
high-performance boat to many of
 the customers that visit his North
Carolina facility.  Furthermore, he
 personally tests many of his boats
 prior to shipment to a dealer
 network that expands to all
corners of the United States.



GARY E. MAZZA,III, age 59, became
a director of the
Company    on    December    28.   1993.    Mr.
Mazza    is    a    practicing
attorney   in   the   business,   tax   and
international   areas    of    the
law    in    Annapolis,   Maryland.    He   also
  practices    law    in    New
York   and   Virginia.    He   is   the   Chairman
 of   Triangle   Tractor   &
Trailer,    Inc.,    a    Director    of   the
American    Red    Cross    of
Maryland,    and    an    Adjunct    Professor
 at    the    University     of
Maryland.     He    is    the   founder,
Executive   Vice    President,    and
General    Counsel    for    Aerovias
Quisqueana,    C.    por    A.,    Santo
Domingo,     Dominican     Republic.
Prior     to     entering      private
practice,    Mr.    Mazza   was   the
 Director   of   the   Legal    Education
Institute    at    the    U.S.   Department
 of   Justice    from    1977    to
1981.     Prior    to   1977,   he   served
 as   the   Director    of    Legal
Training    for   the   U.S.   Civil   Service
  Commission   and   as    Senior
Legal     Advisor    for    the    State
Attorney    General's    Achievement
Award.      Mr.    Mazza    is    a    highly
  decorated    retired     United
States Army Colonel.

FEDERICO  PIGNATELLI, age 44,
became a director of the
Company    on    April    8,    1992.
Mr.    Pignatelli    is    the    U.S.
Representative     of    Eurocapital
Partners,    Ltd.,    and     investment
banking    firm.    From   1989   to   April,
  1992,   he   was   a    Managing
Director    at    Gruntal    &    Company,
an   investment    banking    firm.
From    1988    to    1989,   he   was   General
   Manager    of    Euromobiliar
Ltd.,    a    subsidiary    of   Euromobiliare,
   SpA,    a    publicly    held
investment     and    merchant    bank    in
  Italy    and     Senior     Vice
President    of    New   York   and   Foreign
   Securities    Corporation,    an
institutional    brokerage    firm    in
 New    York.     From    1986     to
1988,    he   was   Managing   Director   at
 Ladenburg,   Thalmann   &    Co.,
an    investment    banking    firm.    From
   1980    to    1986,    he    was
Assistant     Vice     President    of
  E.    F.     Jutton     International.
Prior     to     1980,     he     was
 a    financial     journalist.      Mr.
Pignatelli    was   elected   as   a
 director   of   the   Company    pursuant
to    the    right   of   Eurocapital
 Partners,   Ltd.   to   designate    one
member    of    the    Board    of
Directors    in    connection    with    a
private     placement     of     the
 Company's     Common     Stock.      Mr.
Pignatelli     also    serves    as
chairman    of    BioLase     Technology,
Inc.,    a   company   which   produces
 medical   and   dental   lasers    and
endodontic    products.     Formerly,
  he   served    as    a    director    of
MTC    Electronic    Technologies    Co.,
  Ltd.,    a    NASDAQ/NMS    company,
and    of    CST    Entertainment   Imaging,
  Inc.,    and    American    Stock
Exchange Company engaged in colonizing black and white film.

MARK SPENCER, age 42, became   a
director on February    26,
1992.      He     founded     Spencer
  Communications,     and     advertising
public     relations    firm
specializing    in    the    marine    industry,
in     1987.      Previously,     Mr.
  Spencer    began     his     journalism
career     at     Powerboat    Magazine
  in    1976.      He     was     named
Executive    Editor   of   Powerboat
Magazine   in   1981   and   served    in
that    capacity    until   1987.    During
   the   last   seven    years    Mr.
Spencer    has   served   as   on   camera
  expert   commentator    for    ESPN
covering the boating industry.


 In addition to Mr. Fountain,
who is listed above as a
director,    other executive    officers
of the    Company are as
follows:

JOSEPH F. SCHEMENAUER, age 52,
was appointed Vice President - Finance and Chief Financial
Officer in September, 1997.
Mr. Schemenauer  has had twenty
years    experience    as    Chief
Financial    Officer    and   or   Controller
   in   the    boating    industry,
primarily    with    Chris    Craft
  Corporation    (and    its    successors,
Murray    Chris    Craft    Sportboats,
   Inc.   and    Murray    Chris    Craft
Cruisers,     Inc.),     Donzi     Marine
    Corporation,     Wellcraft     and
Triumph     Yachts     Divisions    of
  Genmar    Industries,     Inc.     and
Luhrs     Corporation.      His    predecessor,
   Alan     Krehbiel,     served
in that capacity until August, 1997.


BLANCHE C. WILLIAMS, age 63,
has been Corporate Secretary
and    Treasurer    of   the   Company
 since   August,    1986,     and    has
held    the    same    positions   with
 the   Company's    Subsidiary    since
it    was    formed    during   1979.
 Mrs.   Williams    also    served    as
Executive    Assistant   to   the   President
  from   1979    to    1988    and
is currently serving in that capacity.

Item 11.  Executive Compensation.

         The     following     table
 sets     forth     the     compensation
awarded,    paid    to   or   earned   by
 the   Company's   Chief    Executive
Officer,    who    was   the   only   executive
  officer   of    the    Company
whose     compensation    exceeded
  $100,000    in    Fiscal    1997,    1996,
and 1995.

Name and Principal  Fiscal   Annual Compensation   Long-term        Stock
Position            Year     Salary(1)  Bonus(2)    Compensation    Options
---------------     -----    -----      -------     ----------       ------

Reginald M.
 Fountain Jr.      1997     $350,000      $151,717   $   -0-        -0-
 Chairman,
 President,Chief   1996      $232,154     $199,984    $  -0-        -0-
 Executive Officer,
  and              1995     $221,650      $106,438   $  -0-       450,000
 Chief Operating Officer (4)


(1)     The    Board    of    Directors
 increased   Mr.   Fountain's    annual
base   salary   to   $285,000   for   the
   period   March   30,   1995    to
March   30,   1996   and   to   $350,000
 for   Fiscal   1997.    The   amounts
shown     do     not       include    the
   value    of    certain     personal
benefits     received     in    addition
  to    cash    compensation.      The
aggregate    value    of   such   personal
  benefits    received    was    less
than ten percent (10%) of the total cash compensation paid.

(2)     The    bonuses    paid   to   Mr.
 Fountain   for   Fiscal    1995,1996
and   1997   were   authorized   by   the
   Board       on   May   1,   1994.
His    bonus    represents    5%    of   net
  income    after    the    profit
sharing           distribution,    if
 any,    but    before    income    taxes
limited to a maximum of $250,000.

(3)     Mr.    Fountain   does   not
  participate   in   the   Company's    401
(k)    Plan    and   has   no   other
 long-      term   compensation,    other
than stock options.


    The    Following table
contains information concerning the
grant of  stock options to
the  named executive officer    in
Fiscal 1995:

Name ...................   Reginald M. Fountain, Jr.

Number of securities underlying
 options/SARS granted ..........        450,000

Per cent of total options/SARS
 granted to employees in the
fiscal year .................              100%

Exercise price ..................         $4.667

Expiration date ..............            8/04/05

Potential realizable value of assured
stock-appreciation for
option term based on a per share market
price of the common
stock   on   the   last   trading  day
prior to the day of grant of $4.667:

     Five percent ...         $ 1,320,678

     Ten percent ....         $ 3,346,859


        The    following    table    contains
  information    concerning    the
exercise    of    stock   options   and
employment   related    options    and
information    concerning    unexercised
 stock    options    held    as    of
June 30, 1997 by the named executive officer:

Name .......................       Reginald M. Fountain, Jr.

Shares acquired on exercise ......          -0-

Market value at time of exercise
 less exercise price, or
  value realized...............             -0-

Number of unexercised options & warrants:

     Exercisable options .........      480,000

     Non-Exercisable ............           -0-

Value of unexercised in-the-money
 options at June 30, 1997,
     Exercisable .............          $ 2,479,680  (1)

(1)     The    closing   sale   price   of
the  Common   stock   on   Monday,
June 30, 1997 was    $9.833.
Value  equals    the    difference
between market value and exercise price.

         In     October,    1995,    the
Financial    Accounting    Standards
Board     issued    SFAS    No.    123,
 "Accounting    for    Stock     Based
Compensation".     SFAS    No.    123
permits    a    company    to    choose
either    a   new   fair   value   based
 method   of   accounting   for    its
stock    based    compensation   arrangements
  or   to    comply    with    the
current    APB    Opinion    25   intrinsic
 value    based    method    adding
pro    forma    disclosure   of   net   income
  and    earnings    per    share
computed   as   if   the   fair   value   based
 method   had   been    applied
in    the    financial   statements.    SFAS
No.   123   is   effective    for
fiscal    years    beginning   after   December
  15,   1995.     The    Company
will    adopt   SFAS   No.   123   in   1997
  using   pro   forma   disclosures
of    net   income   and   earnings   per
 share.    The   impact   of    stock
options    on   the   Company's   pro   forma
  disclosures   of   net    income
and    earnings    per    share   calculations
    is    not    know    as    the
Company has not yet implemented the provision of the SFAS.

Directors' Compensation.

        Directors    of   the   Company
  currently   do   not    receive    any
fees    or    other    compensation   for
  their   services    as    directors,
but    they    are    reimbursed    for
 travel   and    other    out-of-pocket
expenses    in    connection   with   their
 attendance    at    meetings    of
the Board of Directors.

         In     Fiscal    1995,    each
  non-employee    director     (Messrs.
Pignatelli,    Mazza,    Garbrecht,
 and    Spencer)    was    granted    non-
qualified    stock    options   to   purchase
  30,000    common    shares    at
$3.5833      per      share.      These
    non-qualified     stock      options
awarded   to   the   outside   directors
  were   not   under   any    of    the
Company's      existing     stock
option     plans.      Mr.      Pignatelli
exercised    a   portion   of   his
options   to   purchase   24,000    shares
during    Fiscal    1997    and    Mr.
  Mazza    exercised    all    of    his
options    during    July    1997.
Mr.    Garbrecht    resigned     as     a
director    in   April   1997.    The
Company   takes   the   position    that
Mr.     Garbrecht's     options     terminated
    upon     his     resignation.
These     options    are    disputed    in
   the    lawsuit.     (See    "Legal
Proceedings" and "Stock Option Plans")

Employment Agreement.

         Reginald     M.    Fountain,    Jr.
  serves    as    the    Company's
President,     Chief     Executive
Officer,     and     Chief      Operating
Officer     pursuant    to    an    employment
   agreement     entered     into
during      1989.       The      agreement
     provides      for      automatic
extensions    of    one-year    periods
  until    terminated.     Under    the
agreement,    Mr.    Fountain    receives
  a   base    salary    approved    by
the    Board   of   Directors   and   an
 annual   cash   bonus   based    upon
the   Company's   net   profits   before
 taxes.    On   May   1,   1994,   the
Board     of    Directors    authorized
  an    increase    in    the    annual
bonus   payment   to   Mr.   Fountain  to
  5%   of   net   income   after   the
profit    sharing    distribution    but
 before    income    taxes    limited
to    a    maximum    of   $250,000.
 Bonuses   of   $151,717    for    Fiscal
1997,    $199,984   for   Fiscal   1996
 and   $106,438   for    Fiscal    1995
were    paid    to    Mr.   Fountain.
The   agreement    terminates    upon
death      or      permanent     disability.
     The     current      agreement
replaced    a   similar   agreement   with
  Mr.   Fountain   that   had    been
in effect from December, 1986 to 1989.


Profit Sharing Plan.

        No    Profit    Sharing   Plan   was
  authorized   for   Fiscal    1997
or    Fiscal    1996.     On   May   1,
1994,   the   Board    of    Directors
authorized    a    Profit   Sharing   Plan
  applicable    to    all    eligible
employees    for    Fiscal    1995.     The
   profit    sharing    calculations
were    based   upon   the   consolidated
 audited   net   income    for    the
full    fiscal    year    before    income
   taxes.     The    actual    profit
sharing    distribution    for    Fiscal
1995    was    $376,614    and    was
paid in full to the eligible employees
on August 12, 1995.

Stock Option Plans.

        During    1987,    shareholders
of   the    Company    approved    the
1986    Incentive    Stock    Option   Plan.
   The   Plan    is    administered
by   the   Board   of   Directors   which
may,   in   its   discretion,   from
time   to   time,   grant   to   officers
and   key   employees   options   to
purchase    share    of   the   Company's
 common   stock.     Directors    who
are     not    officers    or    employees
 of    the    Company    or     its
Subsidiary    are   not   eligible   to   be
 granted   options    under    the
1986 plan.

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

        No    consideration    is    payable
   to    the    Company    by    an
optionee   at   the   time   an   option
 is   granted.   Upon   exercise    of
an   option,   payment   of   the   purchase
   price   of   the   common   stock
being   purchased   shall   be   made  to
 the   Company   in   cash,   or   at
the   discretion   of   the   Board   of
Directors,   by   surrender   of    a
promissory    not   from   the   optionee,
or   by   surrender    of    shares
of    common   stock   already   held   by
  the   optionee   which   shall   be
valued   at   their   fair   market  value
  on   the   date   the   option   is
exercised,    or    by    any    combination
  of    the    foregoing.     Also,
payment    may    be    in   installments,
 and   upon   such    other    terms
and    conditions   as   the   Board   of
  Directors,   in   its    discretion,
shall approve.

       Under   the   1986   Plan,   the
  aggregate   fair   market   value   of
shares    with   respect   to   which
options   are   exercisable   for    the
first   time   by   an   employee   in
 any   calendar   year   generally   may
not exceed $100,000.

        The    term    of   each   option
granted   under    the    Plan    is
determined   by   the   Board  of  Directors,
 but   may   in   no   event   be
more    than    ten   years   from   the   date
  such   option   is    granted.
However,   in   the   case   of   an   option
 granted   to   a   person   who,
at    the    time    the    option   is   granted,
 owns    stock    possessing
more    than    10%   of   the   total   combined
 voting    power    of    all
classes   of   stock   of   the   Company,  the
term   of   the   option   may
not   be   for   a   period  of  more  than  five
 years  from   the   date   of
grant.     Unless    the    Board    of
 Directors    determines    otherwise,
no    option   may   be   exercised   for
 one   year   after   the   date   of
grant.     Thereafter,    an    option
  may    be    exercised    either    in
whole   or   in   installments   as   shall
 be   determined   by   the   Board
of    Directors    at    the    time   of
 the   grant    for    each    option
granted.      All    rights    to    purchase
   stock    pursuant     to     an
option,     unless    sooner    terminated
 or    expired,    shall     expire
ten years from the date option was granted.

        Upon    the    termination   of
 optionee's   employment    with    the
Company,   his   option   shall   be
limited   to   the   number   of   shares
for   which   the   option   is   exercisable
 by   him   on   the   date    of
his    termination   of   employment,   and
   shall   terminate   as   to    any
remaining    shares.    However,   if   the
  employment    of    an    optionee
is    terminated    for    "cause"   (as
 defined    in    the    Plan),    the
optionee's      rights      under      any
    then      outstanding      option
immediately    terminate    at    the
 time    of    his    termination     of
employment.     No    option   shall   be
  transferable    by    an    optionee
otherwise     than     by    will    or
  the    laws    of     descent     and
distribution.     As    part   of   the
 employment   arrangement    of    Gary
Garbrecht     which     was     part
  of    the    acquisition     of     Mach
Performance,     Inc.,     Mr.     Garbrecht's
   contract     provided     for
30,000 shares of stock options.

       Under   the   1986   Plan,   a
 maximum  of   300,000   shares   of   the
Company's    common    stock   have   been
 reserved    for    issuance.     In
the   event   of   a   stock   dividend   paid
 in   shares   of   the   common
stock,     or     a    recapitalization,
 reclassification,    split-up     or
combination    of   shares   of   such   stock,
 the   Board    of    Directors
shall    have    the    authority   to   make
  appropriate    adjustments    in
the    members   of   shares   subject   to
  outstanding   options   and    the
option    prices    relating   thereto,
 and   in   the   total    number    of
shares    reserved   for   the   future
 granting   of   options   under    the
Plan.

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

        During    Fiscal    1995    options
  to    purchase    30,000    shares
were   awarded   to   Mr.   Fountain   at
  $3.9417   ($3.5833   X   110%)   per
share    and    options   to   purchase
30,000   share   were    awarded    to
the    Chief    Financial   Officer   at
 $3.667    per    share.     Of    the
options    granted    in   previous   years,
   all   had   expired    by    June
30,    1996.     During    Fiscal    1997
  options    to    purchase    30,000
shares    were    exercised    by   the
 Chief    Financial    Officer.     The
1986 Plan terminated on December 5, 1996.

       On   June   21,   1995,   a   Special
  Meeting   of   the   shareholders
was   held   to   vote   upon   the  adoption
  of   the   1995   Stock   Option
Plan.     The    new    Plan   as   adopted
  by   the   Shareholders    allowed
for   up   to   450,000   common   stock
 options   to   be   granted   by   the
Board    of    Directors   to   employees
  or   directors   of   the    Company
on    either    a    qualified    or
non-qualified    basis.     Subsequently,
on    August   4,   1995,   the   Board
 unanimously   voted   to   grant   the
entire    450,000    stock   options
authorized   under   the    1995    Stock
Option    Plan   to   Mr.   Reginald
 M.   Fountain,   Jr.   at   $4.667    per
share    on   a   non-qualified   basis.
   None   of   the   options    granted
to    Mr.    Fountain    under   the
 1995   Plan    have    been    exercised.
The    expiration    date   of   the
 options   granted   to    Mr.    Fountain
is August 4, 2005.

         During     Fiscal    1995,
 each    of    the    four    non-employee
directors      was      granted
non-qualified     stock      options      to
purchase    30,000    common    shares   at
 $3.5833    per    share.     These
non-qualified    stock    options   awarded
   to    the    outside    directors
were    not    under    any   of   the
Company's   existing    stock    option
plans. (See Directors' Compensation for status)

        An    October    11,    1996
 employment   agreement    with    former
director     Gary     Garbrecht    provided
  him    with     30,000     option
shares,     pursuant     to     the
  1986    stock     option     plan,     on
Industries   common   stock   exercisable
  at   12.25   per   share    to    be
granted    in   blocks   of   5,000
option   shares   each   year   for    the
four    year    term    of    the   employment
   contract    starting    October
11,     1998.      Gary     Garbrecht
  resigned    employment     with     the
Company    April   29,   1997.    The
 Company   takes   the   position    that
the    options   were   not   yet   granted
  to   Gary   Garbrecht   when    he
resigned   and,   that,   in   any   event,
  options   which   are   not    yet
exercisable    when    employment
  terminates    are    void     under     the
1986    stock    option   plan.
This   position   is   disputed    by    Gary
Garbrecht    and    the   options
are   involved   in   a   lawsuit    between
the    Company    and   Gary   Garbrecht
 which   is   discussed    above    in
the section titled "Legal Proceedings."

401 (k) Payroll Savings Plan.

        During    Fiscal    1991,
 the   Company   initiated    a    401    (k)
Payroll    Savings   Plan   (the   "401
 (k)   Plan")   for   all    employees.
Eligible    employees   may   elect   to
  defer   up   to    fifteen    percent
of    their    salaries.     The    amounts
 deferred    by    the    employees
are    fully    vested   at   all   times.
 The   Company   matches    twenty-
five     percent     of     the    employee's
   deferred     salary     amounts
limited    to    a    maximum    of    five
 percent    of    their    salaried
amounts,   or   a   maximum   of   one   and
  one-fourth   percent   of   their
salaries.    Amounts   contributed   by   the
  Company   vest   at    a    rate
of   twenty   percent   per   year   of
  service.    Mr.   Fountain,   by   his
own    election,    does    not   participate
  in    the    401    (k)    Plan.
There are no postretirement benefit plans in effect.


Performance Table.

        The    following   table   was
 prepared   by   Standard    &    Poor's
Compustant      Services,      Inc.
It     compares      the      Company's
cumulative     total    shareholder
 return    with     a     stock     market
performance    indicator    (S.   &   P.
   500   Index)    and    an    industry
index    (S.    &    P.   Leisure   Time).
   The   table   assumes    a    base
point    of    June   30,   1992   to
 be   equal   to   $100.00    Accumulated
returns    are    noted   through   June
 30,   1997.    Each    time    period
covered     by    the    table    gives
 the    dollar    value     of     the
investment     assuming    monthly
 reinvestment    of     dividends.      The
Company has never paid any cash dividends.


      Total Shareholder Returns - Dividends Reinvested

                                   Annual Return Percentage

Years Ending
Company/Index              Jun93     Jun94    Jun95     Jun96  Jun97

Fountain Powerboats
    Inds. Inc.             -14.01    -55.82   142.14    100.03  28.25
S&P 500 Index               13.63    1.41     26.07     26.00   34.70
Leisure Time
 (Products) -500            19.55    .87     -21.45     33.63   25.61


                   Base              Indexed Returns
                  Period             Years Ending
Company/Index     Jun92       Jun93   Jun94   Jun95   Jun96   Jun97

Fountain Powerboats
 Inds. Inc.         100       85.99    37.99   91.98  183.99  235.97
S&P 500 Index       100      113.33   115.23  145.27   183.04  246.55
Leisure Time
 (Products)-500     100      119.55   120.60  146.47   191.32  240.33

        As    can   be   seen   from   the
  table,   the   total   return    to
shareholders    of    the    Company's
 common    stock    over    the    past
five   years   compares   favorably  or
 is   greater   than   the   S.   &   P.
500 stocks and the S. & P. Leisure Time
stocks.

Board Report on Executive Compensation.

        The    entire    Board   of
Directors,   including    its    Chairman,
Mr.    Reginald    M.    Fountain,    Jr.,
   who    also    serves    as    the
Company's      President,     Chief
Executive     Office,     and      Chief
Operating        Officer       has
prescribed       unanimously        the
compensation     amounts     for    the
Company's     executive     officers.
These    compensation    amounts   are
 deemed   adequate    by    the    Board
based      upon      its      judgment
   as     to     the     qualifications,
experience,     and     performance
  of     the     individual      executive
officers,     as     well     as,     the
  Company's     size,     complexity,
growth, and financial performance.


         During     Fiscal     1995,
  recognizing    the    Company's     much
improved     financial     performance
   under     his     leadership,     the
Board    increased    Mr.    Fountain's
 salary    to    $285,000    for    the
period    March    30,    1995    through
   March    30,    1996,    and     to
$350,000 thereafter.

         The     entire    Board    has
   also    approved    Mr.    Fountain's
employment    agreement    with    the
  Company,    more    fully    described
above      (Item      11),     under
  "Employment     Agreements",      which
provides    for    a    minimum   base
   salary   and    annual    cash    bonus
equal    to    five    percent   of
 the   Company's    net    profits    after
profit    sharing    distribution
  but    before    income    taxes    limited
to    a   maximum   of   $250,000.
  Bonuses   paid   to   Mr.   Fountain   for
Fiscal     1997    were    $151,717,
   for    Fiscal    1996    amounted     to
$199,984 and for Fiscal 1995 amounted
to $106,438.

Compliance with Section 16.

     Not applicable.

Item     12.     Security    Ownership
   of    Certain    Beneficial     Owners
and Management.

        Principal    Shareholders.
 The   following    table    sets    forth
the    beneficial   ownership   of
 the   Company's   Common   Stock   as    of
September    15,   1997,   by   each
 person   known   to   the   Company    to
beneficially     own     more    than
  five    percent     (5%)     of     the
Company's    Common    Stock.    This
  table   had    been    prepared    based
upon      information     provided
 to     the      Company      by      each
Shareholder:


Name and               Amount of Beneficial         Percent of
Address                     Ownership              Class (3)

Reginald M. Fountain, Jr.
P.O. Drawer 457
Whichard's Beach Road
Washington, N.C.  27889       2,569,372 (1)          54.38%

Triglova Finanz, A.G.
P.O. Box 1824
52nd Street
Urbanization Obarrio
Torre Banco Sur, 10th Floor
Panama City,
Republic of Panama              408,750 (2)           8.65%


(1)     Mr.    Fountain   has   sole
 voting   and   investment   power    with
respect     to     all     share
 shown    as          beneficially     owned.
Includes options to acquire 480,000
shares of common stock.

(2)     The    Company    is    informed
    that    the    shares    shown    as
beneficially    owned    by    Triglova
       Finanz,    A.G.     are     owned
directly    by    it,   and   it
claims   shared   voting    and    investment
power    with    respect   to   all
such   shares   held   by   Mr.    Filippo
Dollfus     De    Vockersberg,    C/O
 Fider    Service,    1    Via     Degli
Amadio     6900,     Lugano,    Switzerland.
   Mr.    Dollfus     had     been
authorized    to    act    as
attorney-in-fact    for    Triglova     Finanz,
A.G.,     and,     therefore,    claims
   shared    voting    and    investment
power with respect to such shares.

(3)     The    percentage    for   each
  person   is    calculated    on    the
basis    of    the    Company's    total
 outstanding    shares    less    the
15,000 shares owned by the Company's
 Subsidiary.


Directors    and    Officers.    The
 following   table    sets    forth    the
beneficial    ownership    of    the
  Company's    common    stock    as    of
September     15,     1997,    for
  each    of    the    Company's     current
directors,    and   for   all   directors
 and   officers   of   the    Company
as a group.



Name                      Amount of             Percent
and                       Beneficial              of
Address                   Ownership             Class (3)

Reginald M.
  Fountain, Jr. (1)      2,569,372 (2)        54.38%

Mark L. Spencer (1)      33,400 (2)            (3)

Federico Pignatelli (1)    30,000 (2)          (3)

Gary E. Mazza  III (1)      34,500               (3)

Blanche C. Williams (1)       300               (3)

Joseph F. Schemenauer (1)    -0-                (3)

All directors and officers as
a group (6 persons)        2,667,572 (2)           56.46%



(1)          The    address    of   each
  person   is    P.O.    Drawer    457,
Whichard's      Beach      Road,
  Washington,           North       Carolina
27889.     Except    as   otherwise
indicated,   to   the    best    knowledge
of      management    of   the   Company,
  each   of   the    persons    listed
or    included    in    the    group
has   sole    voting    and    investment
power      over     all     shares     shown
    as     beneficially      owned.
Percentages       for   each   person   listed
  and   for   the    group    are
calculated      on      the      basis     of
    the      Company's      total
outstanding    shares    less    the    15,000
  shares    owned     by     the
Company's Subsidiary.

(2)     For    Mr.    Fountain,   includes
  options   to    purchase    480,000
shares    of    common    stock   held.
      For   Messrs.     Spencer    and
Pignatelli    includes    options    to
 purchase    30,000      and     6,000
common      shares     respectively.
 Mr.     Pignatelli     has     already
exercised 24,000 options shares.

(3)  Less than 1%

Item   13. Certain Relationships and Related-Party Transactions.

    During    the    fourth   quarter
of   Fiscal   1996,   the    Company
borrowed  $170,000  from     Mr.
Fountain to supplement     its
working  capital.   This    loan   was
unsecured  with    interest    at
12%.   The Company   paid   Mr.   Fountain
$2,710   in   interest.     The
loan was entirely repaid by June 30, 1996.

        Mr.    Fountain    loaned    the
 Company   $300,000    in    November,
1992    to    supplement   the   Company's
  working    capital.     The    loan
was    unsecured    and   bore   interest
 at   the    rate    of    12%    per
annum.     Effective    January   31,   1994,
    the    Company's    Board    of
Directors      authorized     the
issuance     of     129,858     additional
common    stock    shares   in   consideration
 for   the    cancellation    of
this    $300,000    debt    to    Mr.
 Fountain.    The    additional    shares
were   issued   at   a   price   of   $2.333
  per   share   to   Mr.   Fountain
and    to    Triangle   Finance   Ltd.,
 a   client   of   Eurocapital,    Ltd.
Mr.     Federico     Pignatelli     is
 the     U.S.     representative     of
Eurocapital,    Ltd.    and    is   also
 a   director    of    the    Company.
Mr.   Fountain   cancelled   two   thirds
 of   the   total   amount   of   the
debt     ($202,000,    including    $200,000
   of    principal    and    $2,000
of     accrued     interest)    for    86,572
   common    shares.      Triangle
Finance   Ltd.   repaid   on-third   of   the
  total   amount   of   the   debt
($101,000,     including    $100,000    of
 principal    and     $1,000     of
accrued    interest)    for    43,286   common
   shares.     The    Board    of
Directors    determined   that   the   price
 of   $2.333   per    share    was
fair    to    the   Company   after
  consideration   of   such    factors    as
the     common    stock's    book    value,
  its    then    current     market
price, and recent private placements.

       No   interest   was   paid   to
 Mr.  Fountain   in   Fiscal   1997,   or
1995.    The   Company   also   paid
 rentals   at   what   it   believes    to
be    their    fair    market   values
  during   the    last    three    fiscal
years    to    Mr.    Fountain    or
 to   entities    owned    by    him    as
follows:

                         Fiscal         Fiscal       Fiscal
                          1997           1996          1995

Apartment Rentals.....   $17,260      $  15,380   $    13,995

R. M. Fountain, Jr.
  - airplane rentals ..$  296,498     $ 155,499      $104,469

                         --------     --------        ---------
                        $ 313,758      $170,879      $118,464
                         =======       =======         ======
(See Note 12)

        The    rentals    paid    to
 Eastbrook   Apartments    and    Village
Green     Apartments    are    primarily
   for    temporary     lodging     for
relocating     and     transient     Company
    personnel     and     visitors.
The    rentals   paid   for   the
airplane   are   based   upon   the   actual
hours   that   the   airplane   was   used
 for   Company   business   plus   a
monthly     stand-by    charge    for
 the    exclusive     use     of     the
airplane.      During    Fiscal    1993,
 Mr.    Fountain    purchased     the
airplane    from    the   Company
 together   with    a    parcel    of    real
estate     located     at     Morehead
City,     North     Carolina.      The
Company    recorded    a    profit    on
  these    transactions    with    Mr.
Fountain    amounting   to   $117,126.
 During   the    first    quarter    of
Fiscal     1998    the    Company
 purchased    an    airplane    from     Mr.
Fountain      for     $1,375,000.
  Principal     financing      for      the
airplane is through General Electric Capital Corporation.

        Mr.    Gary    D.   Garbrecht
 was   a   director   of   the    Company
through    April   1997   and   the
 President   and   sole   shareholder    of
Mach      Performance,      Inc.
which     supplies      the      Company's
subsidiary    with    some   of   its
  requirements    for    propellers    and
other     accessory    items.     The
 Company    paid    Mach    Performance,
Inc.     $254,623    in    Fiscal    1997,
   $191,709    in    Fiscal     1996,
$254,696     in     Fiscal     1995.
 The     Company     acquired      Mach
Performance,    Inc.    for   127,500
shares   of    common    stock    during
Fiscal 1997.

         Mr.     Gary    E.    Mazza,    III,
   a    distinguished    attorney,
businessman,      educator,     and
   retired     United      States      Army
Colonel    was    elected    to   the
Board   of   Directors    on    December
28,    1993.     He    is   Mr.   Fountain's
   father-in-law.     The    Company
paid   Mr.   Mazza   $1,709   in   Fiscal
1997,   $11,079   in   Fiscal   1996
and $1, 743 in Fiscal 1995.

        Mr.    Federico    Pignatelli   was
elected   to    the    Board    of
Directors     as     the     designee     of
   Eurocapital,     Ltd.,      the
Company's     investment     banking    firm
 in     connection     with     a
private    placement    of    the   Company's
 Stock.     No    amounts    were
paid   to   Mr.   Pignatelli   or  to
Eurocapital,   Ltd.,   or   to   any   of
their affiliates, in Fiscal 1997, 1996
or 1995.

        Mr.   Mark   L.   Spencer   is
a   director   of   the   Company   and
the       President       and       sole
     shareholder       of       Spencer
Communications,     Inc.    which    furnishes
   advertising     and     public
relations     services    the    Company.
   The    Company    paid     Spencer
Communications,    Inc.    $547,436     in
   Fiscal    1997,    $265,985     in
Fiscal 1996 and $138,116 in Fiscal 1995.

        The    Company   believes   that
 all   of   the   above   transactions
were    on   terms   which   were   not
  more   favorable   than   would   have
been obtained from non-affiliated parties.

                           Part IV


Item      14.      Exhibits,     Financial
    Statement     Schedules,      and
Reports on Form 8 and Form 8-K.

(a)     The    following    documents   are
    filed    as    part    of    this
Report:

         (1)   Financial    Statements.
 The    Following     consolidated
financial statements of     the
 Company  and its
Subsidiary are included in Part II, Item 8, herein:

                                         Page No.

Independent Auditors'Report..................

Consolidated Balance Sheets
     June 30, 1997 and 1996 ........


Consolidated Statements of Operations
     Years Ended June 30, 1997, 1996, 1995 .............

Consolidated Statements of Stockholders' Equity
     Years Ended June 30, 1997, 1996, 1995 ............

Consolidated Statements of Cash Flows
     Years Ended June 30, 1997, 1996, 1995
 ...................

Notes to Consolidated Financial Statements .............

(2) Exhibits. The following exhibits are filed with this report or incorporated by reference to a previous filing:

3.01 Certificate of Incorporation of the Company
(Incorporated by
 reference to the Company's Registration Statement filed
                                      on                   Previously
                          October 2, 1986)
 .........................................................   Filed

3.2  Amendments to Certificate of Incorporation of the
Company
     (Incorporated by reference to Amendment No. 1 to the
     Company's Registration Statement field on December 2,1986)
                           ....................  Previously Filed

3.3 Amendment to Certificate of Incorporation of the Company (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991) ..................... Previously Filed

3.4 By-laws of the Company (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement filed on
     December 2, 1986) ........................... Previously Filed

3.5 Certificate of Amendment to the Articles of Incorporation, Consent Action in Writing of the Majority Stockholders, and Resolutions Adopted by Unanimous Written Consent of the Board of Directors
     for the one-for-two reverse stock split of February 4, 1994
     ...........................................  Previously Filed

4.1  Form of Warrant Agreement (Incorporated by reference to
Amendment
     No. 2 to the Company's Registration Statement filed on
     December 10, 1986) .......................... Previously Filed

4.2  Form of Stock Certificate (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10K for the fiscal year ended October 1, 1989)........ Previously Filed

10.1 1986 Incentive Stock Option Plan (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement
filed on
     December 2, 1986) ......................     Previously Filed

10.2 Employment Agreement dated May 31, 1989 between
Reginald M.
     Fountain, Jr. and the Company's Subsidiary
(Incorporated by
     reference to the exhibit filed with the Registrant's
Annual Report  on Form 10K for the fiscal year ended October
1, 1989)
                       ..................... Previously Filed

10.3 First Modification of Revolving Loan and Security
Agreement
     dated August 29, 1990 by and between Fountain
Powerboats Inc. and
     MetLife Financial Acceptance Corporation (Incorporated
by
     reference to the exhibit filed with the Registrant's
Annual Report
     on Form 10K for the fiscal year ended March 22, 1994)
                           ....................... Previously Filed

10.4 Loan and Security Agreement with MetLife Capital
Corporation
     dated December 31, 1993 .........  Previously Filed


10.5 Consulting and Marketing Agreement with the Mercury
Marine
     division of the Brunswick Corporation dated July 11,
1994
                              ................    Previously Filed

10.6 Loan Extension and Amendment Agreement with the Mercury
     Marine division of the Brunswick Corporation dated
     July 11, 1994 ...........     Previously Filed

10.7 Amendment to Consulting and Marketing Agreement with the
     Mercury marine division of the Brunswick Corporation dated
     July 11, 1994 ..................   Previously Filed

10.8 Standstill Agreement with the Mercury Marine division of the
     Brunswick Corporation dated July 11, 1994
     ....................................... Previously Filed

10.9 Amendment No. One dated September 24, 1994 to Loan and
     Security Agreement of December 31, 1993 with MetLife
     Capital Corporation ......... Previously Filed

10.10     Consent to Loan Restructure dated January 1, 1995
from MetLife
     Capital Corporation ............   Previously Filed

10.11     Amendment No. Two dated January 1, 1995 to Loan
and
     Security Agreement dated of December 31, 1993 with MetLife
     Capital Corporation ...........    Previously Filed

10.12     Second Loan Extension, Consolidation and Amendment
     Agreement dated February 24, 1995 with Brunswick Corporation,
     Mercury Marine Division .......    Previously Filed

10.13 Modification of Deeds and Trust and Assignment of Rents, Issues and Profits dated February 24, 1995 with Brunswick Corporation,
     Mercury Marine Division ........   Previously Filed

10.14 Consulting and Marketing Agreement dated February 24, 1995 with Brunswick Corporation, Mercury Marine Division
               ......................   Previously Filed

10.15     Supply agreement dated February 24, 1995 with Brunswick
          ...............................Previously Filed

10.16     Master Security Agreement dated December 21, 1995
     with G.E. Capital Corporation
 ........................... Previously Filed

10.17     Promissory Note dated December 21, 1995 with
     G.E. Capital Corporation
 .................... Previously Filed

10.18     Collateral Schedule No. 001 dated December 21, 1995
     with G.E. Capital Corporation
 ...........................   Previously Filed

10.19     Letter of Credit Agreements dated December 21,
1995
       with G.E. Capital Corporation........   Previously Filed

10.20     Agreement and Plan of Reorganization with
         Mach Performance, Inc...................Filed Herewith

10.21  Loan Agreement dated December 31, 1996 with
     General Electric Capital Corporation........Filed Herewith

21   List of Subsidiaries ...........

(b) No Amendments on Form 8 or Current Reports on Form 8-K were filed by the Registrant during the fiscal year ended June 30, 1996.

                         Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report t be signed on its behalf by the undersigned, thereunto duly authorized.

          FOUNTAIN POWERBOATS INDUSTRIES, INC.

               /s/ Reginald M. Fountain, Jr.
        By: __________________________________________
                Reginald M. Fountain, Jr.
                Chairman, President, and
                Chief Executive Officer

        Date:     October 14, 1997

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Reginald M. Fountain, Jr.
____________________________________         October 14, 1997
Reginald M. Fountain, Jr.
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary E. Mazza III
____________________________________         October 14, 1997
Gary E. Mazza III
Director

/s/ Federico Pignatelli
____________________________________         October 14, 1997
Federico Pignatelli
Director

/s/ Mark L. Spencer
________________________________________          October 14, 1997
Mark L. Spencer
Director

/s/ Joseph Schemenauer
____________________________________         October 14, 1997
Joseph Schemenauer
Chief Financial Officer
 (Principal Accounting
   and Financial Officer)

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 1997 AND 1996


























                 PRITCHETT, SILER & HARDY, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY




                            CONTENTS

                                                              PAGE

        _  Independent Auditors' Report                          1


        _  Consolidated Balance Sheets, as of June 30, 1997
             and 1996                                             2


        _  Consolidated Statements of Operations, for the years
             ended June 30, 1997, 1996 and 1995.              3 - 4


        _  Consolidated Statement of Stockholders Equity, for the
             years ended June 30, 1997, 1996 and 1995.            5


        _  Consolidated Statements of Cash Flows, for the years
             ended June 30, 1997, 1996 and 1995.              6 - 7


        _  Notes to the Consolidated Financial Statements    8 - 24

                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.




/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.


July 31, 1997
SALT LAKE CITY, UTAH  84111

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                                    June 30,
                                           _____________________
                                                1997       1996
                                           ______________________
CURRENT ASSETS:
  Cash & cash equivalents                   $2,994,503 $1,360,619
  Certificates of deposit - held to maturity   696,155         -
  Accounts receivable, less allowance for
   doubtful accounts of $30,000 for 1997
   and $27,000 for 1996                      1,867,747  2,853,684
  Inventories                                3,937,757  4,009,195
  Prepaid expenses                           1,131,703    154,843
  Current tax assets                           369,268         -
                                           ___________  _________
        Total Current Assets                10,997,133  8,378,341

PROPERTY, PLANT AND EQUIPMENT, net          12,219,156  9,928,186

OTHER ASSETS                                   497,607   191,577
                                           __________  ___________
                                         $23,713,896   $18,498,104
                                           __________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                               $      -  $1,173,089
  Current maturities of long-term debt          595,607    767,254
  Accounts payable                            1,987,508  1,713,760
  Accrued expenses                              860,786    914,732
  Dealer territory service accrual            1,637,572    765,674
  Customer deposits                             310,042    228,608
  Allowance for boat repurchases                200,000    207,359
  Warranty reserve                              500,000    410,000
  Net liabilities of discontinued operations    213,697          -
                                           ____________  _________
        Total Current Liabilities             6,305,212  6,180,476
                                           ____________  _________
LONG-TERM DEBT, less current maturities       7,677,771  5,433,184

DEFERRED TAX LIABILITY                          369,268          -

COMMITMENTS AND CONTINGENCIES (See Note 10)           -          -

STOCKHOLDERS' EQUITY  [Restated]
  Common stock, par value $.01 per share,
    authorized 200,000,000 shares; issued
    4,725,108 and 4,543,608 shares               47,251    45,436
  Additional paid-in capital                 10,517,740  9,282,305
  Accumulated deficit                       (1,092,598) (2,332,549)
                                           ____________  __________
                                             9,472,393  6,995,192
  Less: Treasury Stock, at cost
    15,000 shares                              (110,748)  (110,748)
                                           ____________  __________
                                              9,361,645  6,884,444
                                           ____________  __________
                                            $23,713,896 $18,498,104
                                           ____________  __________

 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Year Ended June 30,
                            _____________________________________
                                  1997        1996         1995
                            _____________  __________  ___________
NET SALES                $    50,514,325  $41,598,051  $38,727,329

COST OF SALES                  36,976,247  32,326,371   30,953,992
                            _____________  __________  ___________
  Gross Profit                 13,538,078   9,271,680    7,773,337
                            _____________  __________  ___________

EXPENSES:
  Selling expense               6,463,375   4,285,923    3,897,086
  Selling expense - related party     500           -            -
  General and administrative    2,240,112   1,729,399    1,297,173
  General and administrative
    - related parties             313,758     175,589      118,464
                            _____________  ___________  __________
      Total expenses            9,017,745   6,190,911    5,312,723
                            _____________  ___________  __________
OPERATING INCOME                4,520,333   3,080,769    2,460,614

NON-OPERATING INCOME (EXPENSE):
  Other income                    437,694   1,404,500      642,277
  Interest expense              (557,768)   (744,627)    (989,359)
  Interest expense - related parties    -     (2,710)            -
  Gain (loss) on disposal of assets     -      22,906     (23,015)
                            ______________  ___________  _________
                                (120,074)     680,069    (370,097)

INCOME BEFORE INCOME TAXES      4,400,259   3,760,838    2,090,517

CURRENT TAX EXPENSE               330,427      80,804       42,641

DEFERRED TAX EXPENSE                    -           -            -
                            _____________  ___________  __________
INCOME FROM CONTINUING
   OPERATIONS                   4,069,832   3,680,034    2,047,876

DISCONTINUED OPERATIONS(See Note 14):
  Loss from Operations of
    Fountain Power, Inc. and
    Mach Performance, Inc.(Net
    of no income tax effect)    2,389,480         -            -
  Estimated losses on disposal
    of the operations of
    Fountain Power, Inc. and
    Mach Performance, Inc. (Net
    of no income tax effect)     440,401           -            -
                            ____________  ____________  ___________
LOSS FROM DISCONTINUED
   OPERATIONS                 (2,829,881)         -             -
                            ______________  ___________  __________
NET INCOME                      $1,239,951   $3,680,034  $2,047,876
                            ______________  ___________  __________
                           [Continued]

             FOUNTAIN POWERBOAT, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

                           [CONTINUED]


                                       Year Ended June 30,
                            ______________________________________
                                  1997        1996         1995
                            ____________  ___________  ___________
PRIMARY EARNINGS PER SHARE:

  Continuing Operations        $     .82    $     .81   $      .45
  Loss from Operations of
    Discontinued Segments           (.48)          -            -
  Estimated Loss on Disposal
    of Discontinued Segments        (.09)           -           -
                            ______________  __________  ___________
PRIMARY EARNINGS PER SHARE      $     .25    $     .81   $      .45
                            ______________  ___________  __________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                   4,995,154   4,528,608    4,528,608
                            _____________  ____________  __________

FULLY DILUTED EARNINGS PER SHARE:

  Continuing Operations        $    N/A     $     .77   $      .45
  Loss from Operations of
    Discontinued Segments           N/A            -            -
  Estimated Loss on Disposal
    of Discontinued Segments        N/A            -            -
                            _____________  ___________  ___________
FULLY DILUTED EARNINGS PER SHARE: $  N/A    $    .77         $ .45
                            _____________  ___________  ___________
FULLY DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                 N/A    4,800,238    4,539,694
                            _____________  ___________  ___________

















 The accompanying notes are an integral part of these financial statements.

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FROM JUNE 30, 1994 THROUGH JUNE 30, 1997
                                   [RESTATED]
                                                                        Total
                 Common Stock    Additional  Accum-    Treasury Stock   Stock-
            __________________  Paid-in     ulated     _______________ holders'
                Shares   Amount   Capital   Deficit     Shares   Amount Equity
            _________   ______  _________   ______     _______  ______ ________

BALANCE, June 30,
 1994      4,543,608 $45,436 $9,282,305 $(8,060,459) 15,000 $110,748 $1,156,534
Net profit for
 the year ended
June 30, 1995      -      -         -      2,047,876       -     -    2,047,876
            __________  _______  _________   _________  _____  _______  ________

BALANCE, June 30,
 1995       4,543,608  45,436  9,282,305 (6,012,583)  15,000  110,748 3,204,410

Net profit for
 the year ended
June 30, 1996      -      -         -     3,680,034       -      -    3,680,034
           ________  _______  _________   ________  ______  _______  _________

BALANCE, June 30,
 1996      4,543,608  45,436  9,282,305  (2,332,549)   15,000 110,748 6,884,444

Common stock issued
 for acquisition of
 Mach Performance,
 October 1996, at
 $8.17 per share 127,500  1,275  1,039,975         -       -       -  1,041,250

Additional common
 stock shares
 issued for options
 exercised during
 Fiscal 1997, at
 $3.58 to $3.67
 per share         54,000    540   195,460         -        -       -   196,000

Net profit for the
 year ended
 June 30, 1997          -     -         -   1,239,951      -       -  1,239,951
           __________    ______   ______  _________   ______   _____   ________

BALANCE, June 30,
 1997     4,725,108 $47,251 $10,517,740 $(1,092,598)15,000 $110,748  $9,361,645
            _______   _____  __________  __________  ______   ______   _________


   The accompanying notes are an integral part of these financial statements.

      FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       Year Ended June 30,
                            ______________________________________
                                  1997        1996         1995
                            _____________  ___________  ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)             $1,239,951  $3,680,034  $2,047,876
  Adjustments to reconcile
    net income(loss) to net
    cash provided by operating
    activities:
     Depreciation expense       1,642,974   1,536,479    1,628,867
     (Gain) loss on disposal
       of property,plant,
       and equipment                    -    (22,906)       23,015
     Net effect of Acquired
        Subsidiary              1,041,250          -            -
     Change in assets and liabilities:
      Accounts receivable         985,937   (954,830)  (1,486,475)
      Inventories                  71,438   (601,469)       89,224
      Prepaid expenses          (976,860)      50,104      (4,369)
      Accounts payable            273,748    (86,832)  (3,129,557)
      Accounts payable
        -related parties                -     (4,769)      (8,031)
      Accrued expenses           (53,946)   (237,757)      346,719
      Dealer territory
         service accrual          871,898     765,674            -
      Customer deposits            81,434   (184,201)    (447,016)
      Allowance for boat returns  (7,359)           -     (42,641)
      Warranty reserve             90,000      10,000       85,000
      Deferred sale net of
        deferred cost of sales          -    (14,148)    (235,852)
      Net liabilities of
        discontinued operations   213,697          -            -
                            ______________  ___________  __________
      Net Cash Provided by (Used in)
        Operating Activities  $5,474,162   $3,935,379  $(1,133,240)
                            _______________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of certificates
    of deposits, net              696,155           -           -
  Proceeds from sale of
    property, plant
    and equipment                       -      31,203       34,000
  Investment in additional
    molds and related plugs   (1,684,274)   (878,513)    (767,102)
  Purchase of other property,
    plant and equipment       (2,249,670)   (604,367)    (431,137)
  Increase in other assets      (306,030)    (32,629)      (5,505)
                            _____________  ___________  ___________
      Net Cash (Used in) Investing
        Activities          $(4,936,129)  $(1,484,306) $(1,169,744)
                            ____________  ____________  ___________





                           [Continued]

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [CONTINUED]


                                       Year Ended June 30,
                            ______________________________________
                                  1997        1996         1995
                            _____________  __________  ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments)
    on engine floor plan
    agreement                 $(1,173,089)  $638,904    $ 390,136
  Proceeds from issuance
    of common stock                196,000     -            -
  Proceeds from issuance of
    notes payable and
    long-term debt              8,500,000     600,000    2,656,576
  Repayment of long-term debt  (6,427,060)  (2,820,165)  (928,632)
                            ______________  ___________  _________
      Net Cash Provided by (Used in)
        Financing Activities   $1,095,851  $(1,581,261) $2,118,080
                            ______________  ___________  _________

Net increase (decrease) in
   cash & cash equivalents  $   1,633,884    $869,812   $(184,904)

Beginning cash & cash
   equivalents balance          1,360,619    490,807       675,711
                            _______________  __________  __________
Ending cash & cash
   equivalents balance    $  2,994,503     $1,360,619     $490,807
                            _____________  ___________   __________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest:
     Unrelated parties          $ 557,768    $744,627    $ 989,359
     Related parties                    -       2,710            -
                            ______________  __________  ____________
                                $ 557,768    $747,337    $ 989,359
                            ______________  ___________  ___________
    Income taxes                $ 395,796    $ 42,641    $       -
                            _______________  __________  ___________

Supplemental schedule of Non-cash Investing and Financing
Activities:
  For the year ended June 30, 1997:
     The Company issued 127,500 shares of common stock in the acquisition of Mach Performance. Valued at $1,041,250 or $8.17 per share (See Notes 7, 10 and 14).

  For the year ended June 30, 1996:
     None

  For the year ended June 30, 1995:
     None]





 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature   of  the  Business  and  Significant  Accounting
          Policies.

  Nature   of  the  Business:  The  Company  manufactures   high-
  performance deep water sport boats, sport cruisers, sport fishing boats, custom offshore racing boats and is developing a super cruiser yacht. These boats are sold to its worldwide network of approximately sixty dealers. Its offices and manufacturing facilities are located in Washington, North Carolina and it has been in business since 1979. The Company employs approximately 326 people and is an equal opportunity, affirmative action employer.

  Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fountain Powerboats, Inc. together with its six subsidiaries, Fountain Aviation, Inc., Fountain Sportswear, Inc., Fountain Power, Inc., Fountain Trucking, Inc., Fountain Unlimited, Inc. and Mach Performance, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. Fountain Aviation, Inc. and Fountain Unlimited, Inc. were not active during Fiscal 1997 and were subsequently dissolved effective October 1, 1997. Also effective October 1, 1997, Fountain Trucking, Inc. and Fountain Sportswear, Inc. were subsequently dissolved and the operations transferred to Fountain Powerboats, Inc. The operations of Fountain Power, Inc. and Mach Performance, Inc. were discontinued effective June 30, 1997(see Note 14).

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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At June 30, 1997 and 1996, the Company had $3,590,658 and $1,260,619, respectively, in excess of federally insured amounts held in cash and certificates of deposit.

  Certificates of Deposit: The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard (SFAS) 115, "Accounting for certain Investments in Debt and Equity Securities,". Under SFAS 115 the Company's certificates of deposit (debt securities) have been classified as held-to-maturity and are recorded at amortized cost. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold until maturity (See Note
  2).

  Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method
  (See Note 3).

  Property,  Plant,  and  Equipment and  Depreciation:  Property,
  plant, and equipment is carried at cost. Depreciation on property, plant, and equipment is calculated using the straight-line method and is based upon the estimated useful lives of the assets (See Note 4).

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature   of  the  Business  and  Significant  Accounting
          Policies. [Continued]

  Fair Value of Financial Instruments: Management estimates the carrying value of financial instruments on the consolidated financial statements approximates their fair values.


  Dealer territory service accrual: The Company has established a program to pay a service award to dealers for boat deliveries into their market territory for which they will perform service. The service award is a percentage of the purchase price of the boat ranging from 0% to 7% based on the dealers service performance rating. The Company has accrued estimated dealer territory service awards at June 30, 1997 and 1996 of $1,637,572 and 765,674, respectively.

  Allowance  for  Boat  Repurchases:  The  Company  provides   an
  allowance for boats financed by dealers under floor plan finance arrangements that may be repurchased from finance companies under certain circumstances where the Company has a repurchase agreement with the lender. The amount of the allowance is based upon probable future events which can be reasonably estimated (See Note 10).

  Warranties: The Company warrants the entire deck and hull, including its supporting bulkhead and stringer system, against defects in materials and workmanship for a period of three years. The Company has accrued a reserve for these anticipated future warranty costs.

  Revenue   recognition:  The  Company  sells   boats   only   to
  authorized dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, legal title and all other incidents of ownership have passed from the Company to the dealer or to the Government, and an account receivable is recorded or payment is received from the dealer, from the Government, or from the dealer's third-party commercial lender. This is the method of sales recognition in use by most boat manufacturers.

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

  The sales incentive floor plan interest expense for each individual boat sale is accrued for the maximum six month (180 days) interest payment period in the same fiscal accounting period that the related boat sale is recorded. The entire six months' interest expense is accrued at the time of the sale because the Company considers it a selling expense (See Note
  10). The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer's inventory and on floor plan.

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

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature   of  the  Business  and  Significant  Accounting
          Policies. [Continued]

  Income  Taxes:  The  Company  accounts  for  income  taxes   in
  accordance with FASB Statement No. 109, "Accounting for  Income
  Taxes (see Note 8).

  Advertising Cost: Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,267,822, $849,627 and $977,787 for the years ended 1997, 1996 and
  1995.

  Earnings Per Share: The computations of primary and fully diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised.

  Restatement: The financial statements have been restated for all periods presented to reflect a three-for-two forward stock split effected August 14, 1997 (see Note 7 and 15).

  Reclassifications:  The financial statements  for  years  prior to  June  30, 1997 have been reclassified to conform  with  the
  headings  and  classifications  used  in  the  June  30,   1997
  financial statements.

Note 2.  Certificates of Deposit.

  Certificates of deposit are carried at amortized cost and consisted of the following investments at June 30, 1997:

                            Purchase    Amortized   Maturity
  Date AcquiredMaturity Date  Value         Cost      Value
  ___________  ____________  ________  __________   __________
   12/18/96     12/18/97     $50,086     $50,486     $52,641
    5/4/97       5/4/98      210,373     216,187     221,312
   3/28/97      3/28/98      209,275     212,077     220,157
   3/28/97      3/28/98      214,533     217,405     225,688
                         ____________  ___________   _________
                             $684,267    $696,155    $719,798
                         ___________   ___________   _________

Note 3.  Inventories.

  Inventories consist of the following:
                                                    June 30,
                                           ______________________
                                                1997       1996
                                           ___________  __________
               Parts and supplies           $2,820,414  $3,095,379
               Work-in-process                  882,323    715,133
               Trailers                               -     38,414
               Finished goods                   335,020    260,269
                                           ____________  __________
                                              4,037,757  4,109,195
               Reserve for obsolescence       (100,000)  (100,000)
                                           ____________  __________
                                             $3,937,757  $4,009,195
                                           ____________  __________

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant, and Equipment.

  Property, plant, and equipment consists of the following:

                               Estimated
                                 Useful           June 30,
                                 Lives    ________________________
                                in Years      1997         1996
                                _______   ___________  ____________
  Land and related improvements 10-30     $1,301,721  $   986,116
  Buildings and related
    improvements                10-30      6,559,930    6,199,699
  Construction-in-progress       N/A         815,793        6,287
  Production molds and
    related plugs                  8       11,658,760   9,974,486
  Machinery and equipment         3-5       3,493,375   2,843,480
  Furniture and fixtures           5          483,699     464,932
  Transportation equipment         5          241,044     199,326
                                           ___________   ________
                                          $24,554,322  $20,674,326
  Accumulated depreciation               (12,335,166)  (10,746,140)
                                          ____________  ___________
                                          $12,219,156  $9,928,186
                                          ____________  ___________

  Depreciation expense amounted to $1,642,975, $1,536,479, and $1,628,867 for the year ended June 30, 1997, 1996 and 1995, respectively.

  Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor. Production molds under construction amounted to $219,227 and $0 at June 30, 1997 and 1996.

  During Fiscal 1997, the Company did not realize any gain or loss from the sale or disposition of any of its fixed assets. The Company sold fixed assets and realized gains amounting to $22,906 for Fiscal 1996. For Fiscal 1995, the Company incurred losses on fixed assets sold amounting to $23,015.

  On June 30, 1997, the Company determined to discontinue the operations of its Fountain Power, Inc. and Mach Performance, Inc. subsidiaries. An allowance for estimated future losses expected to be incurred upon disposal of certain fixed assets has been accrued in the amount of $440,401 against $539,457 in fixed assets. These assets have been reclassified to net liabilities of discontinued operations (See Note 14).

Note 5.  Notes Payable.

  The Company had no outstanding short-term notes payable at June 30, 1997. During Fiscal 1996, the Company retired its interest bearing indebtedness to Mercury Marine. Most of the amount owing to Mercury Marine was repaid from the Company's operating funds, but, additionally, $600,000 was borrowed from G.E. Capital Corporation on a long-term basis to repay Mercury. This indebtedness to G.E. Capital Corporation was retired during Fiscal 1997 (See Note 6) as part of refinancing under a new credit agreement.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Notes Payable [Continued]

  The Company also retired the short-term debt to Deutsche Financial Services during Fiscal 1997 (see Note 6). At June 30, 1996, the balance of the note amounted to $1,173,089 payable to Deutsche Financial Services for engine purchases financed by Deutsche.

Note 6.  Long-term Debt and Pledged Assets.

  On December 31, 1996, the Company concluded a $10,000,000 credit agreement with General Electric Capital Corporation.
  Under the terms of the new credit agreement, the Company refinanced substantially all of its interest bearing debts and will have additional funds made available to it for expansion. Initially, the Company borrowed $7,500,000 from GE Capital Services primarily to refinance existing debts. All of the Company's prior interest bearing debts to MetLife Capital Corporation, Deutsche Financial Services, GE Capital Corporation, Branch Bank & Trust Leasing Corp., and other smaller creditors were paid off entirely. The Company borrowed another $1,000,000 to fund plant and equipment additions. An additional $1,500,000 is available to the Company for further expansion until December 31, 1997. The interest rate on the indebtedness to GE Capital Services is variable and ranged from 8.08% to 8.29% during the period with a rate of 8.29% on June 30, 1997. There is a ten-year amortization of the debt with a five-year call. The loan is secured by all of the Company's real and personal property and by the Company's assignment of a $1,000,000 key man life insurance policy. The current portion of the debt is $595,607 at June 30, 1997.

  At June 30, 1996, long-term debt consisted of $5,500,467 owing to MetLife and 538,044 owing to GE Capital Corporation. Other long term contracts primarily various capital leases obligations amounted to $161,927. The current portion of these obligations amounted to $767,254

  The  estimated aggregate maturities required on long-term  debt at June 30, 1997 are as follows:
               1998                        $ 595,607
               1999                          645,585
               2000                          699,757
               2001                          758,476
               2002                        5,573,953
            Thereafter                             -
                                         ____________
                                           $8,273,378
                                       _____________

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Common Stock, Options, and Treasury Stock.

  Common Stock: The Company issued 127,500 new restricted common shares at $8.17 per share to acquire Mach Performance, Inc. in October, 1996 from a director of the Company. During June 1997, the Company discontinued the operations and has filed a lawsuit asking for the rescission of the acquisition agreement from Mach Performance, Inc. to recover the 127,500 restricted common shares. (See Note 10 and 14).

  Subsequent to the year ended June 30, 1997, and reflected in the accompanying financial statements, the Company announced a three for two forward stock split. The shareholder record date was set at August 1, 1997, with fractional shares to be paid in cash on the payable date, August 14, 1997.

  Stock Options: Under the terms of the Company's qualified 1986 employee incentive stock option plan, which expired on December 5, 1996, options were authorized to purchase up to
  300,000 shares of the Company's common stock at a price of no less than 100% of the fair market value on the date of grant as determined by the Board of Directors. Options can be exercised for a ten-year period from the date of grant. During Fiscal 1995, 30,000 options each were granted to the Chief Executive Officer and to the Chief Financial Officer at $3.94 and $3.67 per share respectively. During 1997, the
  Chief Financial Officer exercised his 30,000 options for $110,000.

  During October 1996, in connection with the acquisition of Mach Performance, Inc. the Company entered into an employment agreement with the director to continue to operate Mach Performance, Inc. and to head up the operations of Fountain Power, Inc.. The employment agreement provided that the Company issue a total of 30,000 options under the Company's qualified 1986 employee incentive stock option plan exercisable over a four year period (7,500 options exercisable each year on the anniversary date of the agreement). The director resigned his position as an employee during April 1997 and as a director during May 1997. The Company has filed a lawsuit seeking the return and cancelation of the options (See Note 10).

  On June 21, 1995, a special meeting of the shareholders was held to vote upon the adoption of the 1995 stock option plan. The new plan as adopted by the shareholders allowed up to 450,000 common stock options to be granted by the Board of Directors to employees or directors of the Company on either a qualified or non-qualified basis. Subsequently, on August 4, 1995, the Board unanimously voted to grant the entire 450,000 stock options authorized under the 1995 stock option plan to Mr. Reginald M. Fountain, Jr. at $4.67 per share on a non-qualified basis. None of the options granted to Mr. Fountain under the 1995 stock option plan have been exercised.

  Effective March 23, 1995, the Board of Directors authorized the issuance of stock options to purchase 30,000 shares of common stock to each of the Company's four outside directors at $3.58 per share on a non-qualified basis. During Fiscal 1997, one of the directors exercised his options for 24,000 shares for $86,000 and assigned, with the specific consent of the Company's Board of Directors, his remaining 6,000 options to another party. Subsequent to June 30, 1997, another director exercised his 30,000 stock options for $110,000.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Common Stock, Options, and Treasury Stock. [Continued]

  A summary of the status of the options granted under the Company's stock option plans and other agreements at June 30, 1997, 1996 and 1995, and changes during the periods then ended is presented in the table below:

                       1997                1996              1995
                 __________________   _______________   _______________
                          Weighted           Weighted          Weighted
                          Average             Average           Average
                          Exercise            Exercise          Exercise
                  Shares    Price    Shares    Price    Shares   Price
                  _______  _______   _______   ______  ________  ______
  Outstanding at
    beginning
    of period     630,000   $6.54    198,750   $4.01    24,375    $7.44
  Granted          30,000    8.17    450,000    4.67   180,000     3.66
  Exercised       (54,000)   3.63        -        -          -      -
  Forfeited            -       -         -        -          -      -
  Canceled             -       -     (18,750)   7.44    (5,625)    7.44
                __________  ______   ________  _____  ________   ______
  Outstanding at end
    of Period     606,000   $4.63     630,000  $4.38   198,750    $4.01
                __________  ______   ________  _____  ________   ______
  Exercisable at end
    of period     576,000   $4.45     630,000  $4.38   198,750    $4.01
                __________  ______   ________  _____  _________   _____
  Weighted average
    fair value of options
    granted        30,000   $.28      450,000  $.22    180,000   $  .09
          ________________  ______   ________  _____  _________  ______

  The fair value of each option granted is estimated on the date of granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year and period ended June 30, 1997, 1996 and 1995, respectively: risk-free interest rates of 6.6%, 6.3% and 6.3%, expected dividend yields of zero for all periods, expected lives of 4, 2 and 7 years, and expected volatility of 83%, 85% and 85%.

  A summary of the status of the options outstanding under the Company's stock option plans and other agreements at June 30, 1997 is presented below:

                   Options Outstanding           Options Exercisable
                   _____________________________   _________________
                           Weighted     Weighted            Weighted
                           Average      Average             Average
  Range of      Number     Remaining    Exercise   Number   Exercise
  Exercise   Outstanding  Contractual    Price   Exercisable  Price
  Prices                     Life
__________     ________   __________     ______   ________   ______

$3.58 - $3.94   126,000    7.9 years     $3.67    126,000    $3.67
    $4.67       450,000    8.1 years     $4.67    450,000    $4.67
    $8.17        30,000    9.2 years     $8.17          -     -

  Included in the options outstanding at June 30, 1997 and 1996 are 60,000 and 30,000 options issued to a former director of the Company. The Company has filed a lawsuit seeking to have the options returned and canceled. (See Note 10).

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Common Stock, Options, and Treasury Stock. [Continued]

  The Company accounts for these plans and other option agreements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, since all options granted were granted with exercise prices at market value or above, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for these options been determined based on the fair value at the grant dates for awards under these plans and other option agreements consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation:, the Company's net income and earnings per common share would have been the proforma amounts as indicated below:

                                      Year Ended June 30,
                               _________________________________
                                   1997      1996       1995
                               __________   _________  _________

 Net  Income        As reported $1,239,951 $3,680,034 $2,047,876
                    Proforma    $1,234,605 $3,617,601 $2,037,360

 Earnings per share As reported $ .25      $ .81        $ .45
                    Proforma    $ .25      $ .80        $ .45

  Treasury  Stock: The Company is holding 15,000  shares  of  its
  own  common  stock.   This common stock  is  accounted  for  as
  treasury stock at its acquisition cost of $110,748 ($7.38 per share) in the accompanying financial statements.


Note  8.  Income Taxes.

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

  At June 30, 1997 and 1996, the totals of all deferred tax assets were $1,462,432 and $1,917,494. The totals of all deferred tax liabilities were $1,037,362 and $893,349. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established valuation allowances of $425,070 and $1,024,145 as of June 30, 1997 and 1996, respectively, which have been offset against the deferred tax assets. The net decrease in the valuation allowance during the year ended June 30, 1997, was $599,075.

  The Company has available at June 30, 1997 unused operating loss carryforwards of approximately $601,119, which may be applied against future taxable income and which expire in various years through 2010.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  8.  Income Taxes. [Continued]

  The Company incurred current tax expense amounting to $258,371 for Fiscal 1997 and $80,804 for Fiscal 1996 as a result of the federal alternative minimum income tax. The components of federal income tax expense from continuing operations consist of the following:
                                      Year Ended June 30,
                            _____________________________________
                                  1997        1996         1995
                            ______________  _________  ___________
   Current income tax expense:
          Federal               $ 258,371    $ 80,804    $  41,431
          State                    72,056           -        1,210
                            ______________  _________  ___________
   Net current tax expense      $ 330,427    $ 80,804    $  42,641
                            ______________  __________  ___________
   Deferred tax expense (benefit) resulted from:
     Excess of tax over financial
        accounting depreciation. $144,013    $(18,130)     $67,663
     Warranty reserves           (42,300)     (4,200)     (35,700)
     Accrued vacations            (8,107)     (3,765)      (5,137)
     Dealer incentive reserves   (37,500)      42,000        7,258
     Bad debt reserves           (28,686)       1,260       1,260
     Deferred sales and cost, net    -          5,942      99,058
     Excess contributions
         carryforwards                -             -       1,298
     Inventory adjustment
         -Sec.263A                (6,366)    (12,304)    (16,648)
     Decrease in NOL
         carryforwards          1,014,168   1,646,237  805,215
     Decrease in valuation
         allowance              (599,075)  (1,573,833)   (797,651)
     Allowance for obsolete
         inventory                 3,000     (4,200)      (16,800)
     Alternative minimum tax
         credits                (256,982)    (79,007)    (41,431)
     Reserve for loss on
         disposition            (171,756)       -              -
     Investment tax credits        -             -        (86,294)
     Allowance for boat
         repurchases              (10,409)       -       17,909
                            ______________   ________   ___________
     Net deferred tax expense   $     -      $    -     $      -
                            ______________  _________   ___________

  Deferred   income  tax  expense  results  primarily  from   the
  reversal of temporary timing differences between tax and financial statement income.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  8. Income Taxes. [Continued]

          The reconciliation of income tax from continuing operations
  computed  at  the  U.S.  federal statutory  tax  rate  to   the
  Company's effective rate is as follows:

                                       Year Ended June 30,
                     _____________________________________________
                                  1997        1996         1995
                            _______________________________________
     Computed tax at the expected
       federal statutory rate.       34.00%    34.00%      34.00%
     Excess of tax over financial
       accounting depreciation         -         .43       (3.16)
     Warranty reserves                 -         .10        1.67
     State income taxes, net of
       federal benefit                5.00      5.28        5.28
     Deferred sales and cost, net.     -        (.14)      (4.62)
     Compensation from stock options (3.85)       -           -
     (Increase) decrease in NOL
       carryforwards                (14.48)    (38.82)     (37.59)
     Officer's life insurance          .78         -           -
     Valuation allowance            (16.08)        -           -
     Net effect of alternative minimum
       taxes                           .03       1.86        1.93
     Investment tax credits              -         -         4.03
     Other                            2.11      (.56)        .50
                            _______________________________________
     Effective income tax rates    7.51%        2.15%       2.04%
                            _______________________________________

  The temporary differences gave rise to the following deferred tax asset (liability):

                                                    June 30,
                                       ___________________________
                                                1997       1996
                                           ________________________
     Excess of tax over financial
        accounting depreciation             $(1,037,362) $(893,349)
     Warranty reserve                           214,500     72,200
     Obsolete inventory reserve                  39,000     42,000
     Accrued vacations                           48,063      9,957
     Allowance for boat repurchases              97,500      7,091
     Dealer incentive reserves                   58,500     21,000
     Bad debt reserve                            40,026      1,340
     Reserve for loss on disposition            171,756          -
     Inventory adjustments - Sec. 253A          124,992    118,626
     NOL carryforwards                          204,380  1,218,548
     Alternative minimum tax credits            377,421    120,438
     Investment tax credits..                    86,294     86,294

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  9. Research and Development.

  The Company expenses the costs of researching and developing new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $635,652 for Fiscal 1997, $234,425 for Fiscal 1996, and $134,828 for Fiscal 1995.

Note 10. Commitments and Contingencies.

  Employment  Agreement:  The Company  entered  into  a  one-year employment  agreement in 1989 with its Chairman,  Mr.  Reginald
  M. Fountain, Jr. The agreement provides for automatic one-year renewals at the end of each year subject to Mr. Fountain's continued employment.

  Dealer Interest: The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to $1,009,285 for Fiscal 1997, $704,736 for Fiscal 1996, and $708,655 for Fiscal 1995. They are included in the accompanying consolidated statements of operations as part of selling expense. At June 30, 1997 and 1996 the estimated unpaid dealer incentive interest included in accrued expenses amounted to $150,000 and $50,000, respectively.

  Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 1997, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $8,600,000. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events which can be reasonably estimated. At June 30, 1997, the allowance for boat repurchases was $200,000. Also, in connection with one of its floor plan agreements with a lender, the Company has provided an irrevocable standby letter of credit in the amount of $250,000 as security for the lender.

  Utility Agreement: During 1997, the Company entered into a development agreement with Beaufort County, North Carolina. Under the agreement, the County will provide $522,802 towards the extension of community sewer and water service to the Company's plant site. The Company agreed to: 1). expand it's plant and purchase additional production equipment; 2) employ an additional fifty people by April 30, 1999, sixty percent whose household incomes are under low or moderate income limits. If the number of low or moderate income newly employed individuals falls below fifty one percent, then the entire $522,802 amount will become due and payable by the Company to the County. If the Company fails to create and maintain fifty new jobs specified prior to April 30, 1999, then the Company will reimburse the County $10,456 for each low to moderate income job not created up to a maximum of $522,802.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Commitments and Contingencies. [Continued]

  Environmental: The Company has been notified by the United States Environmental Protection Agency (the "EPA") and the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") that it has been identified as a potentially responsible party (a "PRP") and may incur, or may have incurred, liability for the remediation of ground water contamination at the Spectron/Galaxy Waste Disposal Site located in Elkton, Maryland and the Seaboard Disposal Site, located in High Point, North Carolina, also referred to as the Jamestown, North Carolina site, resulting from the disposal of hazardous substances at those sites by a third party contractor of the Company. The Company has been informed that the EPA and NCDEHNR ultimately may identify a total of between 1,000 and 2,000, or more, PRP's with respect to each site. The amounts of hazardous substances generated by the Company, which were disposed of at both sites, are believed to be minimal in relation to the total amount of hazardous substances disposed of by all PRP's at the sites. At present, the environmental conditions at the sites, to the Company's knowledge, have not been fully determined by the EPA and NCDEHNR, respectively, and the Company is not able to determine at this time the amount of any potential liability it may have in connection with remediation at either site. Without any acknowledgment or admission of liability, the Company has made payments of approximately $3,279 to date as a non-performing cash-out participant in an EPA-supervised response and removal program at the Elkton, Maryland site, and in a NCDEHNR-supervised removal and preliminary assessment program at the Jamestown, North Carolina site. A cash-out proposal for the next phase of the project is expected to be forthcoming from the PRP Group for the Elkton, Maryland site within the near future. According to the PRP Group, the Company's full cash-out amount is estimated to be approximately $10,000 for the Elkton, Maryland site, based upon an estimated 3,304 gallons of waste disposed of at that site by the Company. A cash-out proposal in the approximate amount of $66,000 based on an estimated 19,245 gallons of waste is anticipated from the PRP Group for the Jamestown, North Carolina site following completion of a remedial investigation and feasibility study in early 1998, according to the PRP Group administrator. Any such cash-out agreement will be subject to approval by EPA and NCDEHNR, respectively. The Company has accrued the estimated $76,000 liability
  related   to  these  matters  in  the  accompanying   financial
  statements.

  Litigation: The Company was audited during Fiscal 1997 by the State of North Carolina under the Escheat and Unclaimed Property Statute. The State Treasurer's audit report was received and the Company paid a small amount of the escheated funds. However, the Company filed a dispute as to the remaining escheats property, amounting to approximately $65,000. The matter was appealed to the Administrative Office of the State of North Carolina. The dispute was subsequently resolved by the Company's payment of $3,090 to the state.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Commitments and Contingencies. [Continued]

  Litigation: The Company received a demand letter, dated February 22, 1996, from a representative of a famous basketball player (Player), claiming damages in connection with an advertisement for the Company. The letter demanded payment of $1,000,000 unless the claim was resolved prior to filing suit. The Company put its primary and umbrella insurance carriers on notice after receiving the demand. On January 2, 1997, the Company filed suit in U.S. District Court for the Eastern District of North Carolina against the Player and his affiliated company and the advertising agency (an agency owned by a director of the Company) that produced the advertisement. The Company asserted that it had neither previewed nor authorized an advertisement using the Player's name and that the advertising agency had designed and run the advertisement without the Company's prior review and consent. The Company contends that it withdrew the advertisement after being contacted by the Player's counsel and that Player was not damaged by the advertisement. The Company further contends that it did not state that the Player was endorsing the product and that the Player has no legal claim to the usage of a certain word within the advertisement. Further, the Company claims that Player's counsel used coercion by threatening suit and that the Company should be awarded the costs of suit. On May 8, 1997, the Player and his affiliated company filed an answer, counterclaim, and crossclaim,
  alleging   trademark  infringement,  unfair   competition   and
  trademark dilution, and seeking damages of $10,000,000, trebled, plus punitive and exemplary damages. On June 4, 1997, the Company filed a reply to the Counterclaim, denying the Player's allegations and seeking dismissal of the Counterclaims against it. A discovery plan was agreed to by all parties and filed on July 14, 1997. Discovery is scheduled to be completed by April, 1998, and is set for trail on October 13, 1998. Shortly after the Company filed suit in North Carolina, the Player and affiliated company filed suit against the Company and advertising agency on February 24, 1997, in U.S. District Court for the Northern District of Illinois. The Complaint alleges trademark infringement, unfair competition and trademark dilution, and seeks damages of $10,000,000, trebled, plus punitive and exemplary damages. By Order dated April 30, 1997, this matter was transferred to North Carolina. The Company has moved to dismiss the suit with prejudice because the claims are repetitions of the counterclaims in the Company's declaratory judgment suit. The Player has responded by requesting that his suit be dismissed without prejudice or consolidated with the Company's declaratory judgment action. The Company intends to vigorously defend its interests in these matters unless a reasonable and equitable settlement can be reached.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Commitments and Contingencies. [Continued]

  Litigation: The Company filed suit on July 21, 1997, against a former officer and director and his wife, Mach, Inc., and Mach Performance, Inc. This suit was filed in U.S. District Court for the Eastern District of North Carolina, seeking rescission of an Agreement and Plan of Reorganization entered into in 1996 for the Company's acquisition of Mach Performance, Inc. in a merger transaction. The Company seeks rescission of the acquisition and merger agreement and voidance of the resulting transaction on grounds of fraud and material breach of contract. The federal securities fraud claims are based on the  alleged  deceptive acts in violation of Section  10(b)  of the Securities Exchange Act of 1934, arising from the sale of Mach Performance, Inc. capital stock to the Company in exchange for the Company's issuance to them of 127,500 new restricted shares of its common stock valued at $1,041,250. Other claims include breach of fiduciary duty, based on North Carolina law, arising from the former director's alleged material misrepresentations and omissions as a director of the Company during the time when the acquisition and merger agreement was negotiated. The Company is seeking a preliminary and permanent injunction against the sale or transfer of its 127,500 new restricted common shares issued in the transaction, and is seeking monetary damages, including trebled and punitive damages in an unspecified amount, for the claims stated above, as well as for alleged actions by the former director and officer after the acquisition. The former director and his wife have filed counterclaims alleging breach of contract regarding the failure to merge the Company and regarding options issued to the former employee and director. The Company intends to vigorously pursue its claims in this suit, and to defend vigorously against any counterclaims or suits brought by against the Company. The Company is also seeking the return and cancelation of options to purchase 60,000 shares of common stock.

  Product Liability and Other Litigation: There were seven product liability lawsuits brought against the Company at June 30, 1997. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney's fees and any losses which may occur from these lawsuits over and above the insurance deductibles. The Company is involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

Note 11.  Export Sales.

  The  Company  had export sales of $2,167,840 for  Fiscal  1997,
  $1,052,816  for  Fiscal  1996, and $507,097  for  Fiscal  1995.
  Export  sales  were  to  customers in the following  geographic areas:
                                       Year Ended June 30,
                    ______________________________________________
                                  1997        1996         1995
                            ______________________________________
     Americas                   $1,047,913   $658,738    $       -
     Asia                         367,126           -      197,932
     Middle East and Europe.      752,801     394,078      309,165
                            _______________________________________
                                $2,167,840   $1,052,816  $ 507,097
                            _______________________________________

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Transactions with Related Parties.

  The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to Mr. Reginald M.
  Fountain,   Jr.,  the  Company's  Chairman,  President,   Chief
  Executive Officer, and Chief Operating Officer, or to entities owned or controlled by him:
                                        Year Ended June 30,
                    ______________________________________________
                                  1997        1996         1995
                            _______________________________________

   R.M.  Fountain, Jr.
     -Apartments rentals    $  17,260    $ 15,380    $  13,995
   R.M.  Fountain, Jr.
     - airplane rentals       296,498     155,499      104,469
   R.M.  Fountain, Jr.
     - interest on loans            -       2,710            -
   R.M. Fountain, Jr.
     - other misc.                500       2,000            -
                            _______________________________________
                                $ 314,258    $175,589    $ 118,464
                            _______________________________________

  As of June 30, 1997 the Company had receivables and advances from employees of the Company amounting to $165,936 which includes $147,081 from Mr. Fountain.

  During March 1997, the Company purchase 4.84 acres of land, from Mr. Fountain for $123,000. The land is adjacent to the land owned by the Company for anticipated future expansion

  During  the fourth quarter of Fiscal 1996, the Company borrowed
  $170,000  from Mr. Fountain to supplement its working  capital.
  This loan was unsecured with interest at 12%. The loan was entirely repaid to Mr. Fountain by June 30, 1996.

  The Company paid $517,278, $265,985 and $138,116 for the year ended June 30, 1997, 1996 and 1995 for advertising and public relations services from a entity owned by a director of the Company.

  The Company acquired a subsidiary, Mach Performance, Inc., from a director of the Company for 127,500 shares of Common
  Stock in a stock for stock purchase (See Note 15).

  Prior to June 30, 1997, the Company received consulting fees pursuant to a consulting agreement with a vendor of the Company. Mr. Fountain has assigned these consulting fees to the Company. Included in other non-operating income are consulting fees earned by the Company amounting to $260,000 for Fiscal 1997, $610,420 for Fiscal 1996, and $452,911 for
  Fiscal 1995. The consulting agreement expired on June 30, 1997 and has not been re-negotiated.

Note 13.  Concentration of Credit Risk

  Concentration of credit risk arise due to the Company operating in the marine industry, particularly in the United States. For Fiscal 1997 one dealer accounted for 6.6% of sales and two other dealers each accounted for more than 5% of sales. For Fiscal 1996 one dealer accounted for 10.2% of sales and three other dealers each accounted for more than 5% of sales. For fiscal 1995 one dealer accounted for 9.8% of sales  and four other dealers each accounted for more  than  5%
  of sales.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Acquisition and Discontinued Operations.

  The Company formed Fountain Power, Inc., a subsidiary of Fountain Powerboats, Inc. late in Fiscal 1996 to acquire Mach Performance, Inc., a propeller manufacturer, and to engage in the manufacturing of propellers and development of engines and propulsion systems. Mach Performance, Inc. was acquired on October 11, 1996, using the purchase method of accounting, in a stock for stock exchange (from a director of the Company) through the issuance of 127,500 restricted common shares valued at $8.167 per share or $1,041,250, which exceeded the fair market value of the net assets of Mach Performance, Inc. by $411,401. The excess was recorded as goodwill and was being amortized over 20 years. The operations were subsequently moved from Lake Hamilton, Florida to the Company's plant site near Washington, North Carolina in December, 1996.

  The operations never became profitable and during June, 1997, the Company adopted a plan to discontinue the operations of Mach Performance Inc. and Fountain Power, Inc. The accompanying financial statements have been reclassified to segregate the discontinued operations from continuing operations. Included in the operating losses from the discontinued operations is the write down of $395,761 of remaining goodwill and $461,422 of propeller inventory which management believes is not saleable. The Company also accrued an allowance for estimated losses expected to be incurred in the disposition of $440,401.

  During July, 1997, the Company filed suit against a former officer and director and his wife seeking rescission of the acquisition and merger agreement with Mach Performance, Inc. and voidance of the resulting transaction on grounds of fraud and material breach of contract. The Company is further asking that the 127,500 shares of common stock issued in the transaction be returned to the Company and that certain stock purchase options issued pursuant to an employment agreement also be rescinded and canceled.

  Net  sales  related to Mach Performance, Inc. for  fiscal  1997 were $125,429.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the
  year   ended   June  30,  1997  without  the  reclassifications
  required by "discontinued operations" accounting principles:
                                                    1997
                                               _____________
         Net Sales                                $50,954,753
         Cost of goods sold                       (39,132,978)
         Other operating expenses                (10,127,760)
         Other income (expense)                   (123,637)
         Provision for taxes                      (330,427)
                                               _____________
         Net income                               $1,239,951
                                               _____________
         Earnings per share                       $     .25
                                               _____________

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Acquisition and Discontinued Operations. [Continued]

  Net (liabilities) of discontinued operations at June 30,1997 consisted of the following:
                                                      1997
                                                  ____________
               Accounts receivables                 $ 4,174
               Prepaid expenses                      14,371
               Equipment, net                       539,457
               Accounts payable                     (226,332)
               Warranty & returns reserve           (100,000)
               Customer deposits                    (4,966)
               Estimated loss on disposal           (440,401)
                                                    ____________
                                                    $213,697
                                                    ____________

Note 15.  Subsequent Events.

  During July 1997, the Company approved a three-for-two forward stock split of all its previously issued and outstanding common stock including options to purchase common stock (effectively a three share for two share stock dividend). The split was accomplished during August. The effect of the common stock split has been reflected in these financial statements (See Note 1 and 7).

  During July 1997, a director of the Company exercised stock options held by him to acquire 30,000 shares of the Company's common stock for $110,000 (See Note 7).

  Prior to fiscal 1993, the Company owned and operated an aircraft. During fiscal 1993, the aircraft was sold to officer and director of the Company. The Company has been leasing airplane services from the officer and director since that time. During September 1997, the board of directors determined to acquire an airplane for the Company and approved the acquisition of an airplane from Mr. Fountain for
  $1,375,000. The Company will issue a note payable to Mr. Fountain for approximately $420,000 and will also assume the remaining underlying indebtedness on the airplane.

  Effective October 1, 1997, Fountain Trucking, Inc., Fountain Sportswear, Inc., Fountain Aviation, Inc. and Fountain Unlimited, Inc. were dissolved. In connection with the dissolution of the subsidiaries the operations of Fountain Trucking, Inc., and Fountain Sportswear, Inc. were transferred to Fountain Powerboats, Inc. (See Note 1).