Form 10-Q
period 1997-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1997-11-14
CIK 764858

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        SEPTEMBER 30, 1997


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


            Class                 Outstanding at OCTOBER 31, 1997
Common stock, $.01 par value                 4,755,108 shares

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                                 INDEX


PART I.  FINANCIAL INFORMATION.                          PAGE NO.

         Review Report of Independent Certified
            Public Accountants...........................   3

         Consolidated Balance Sheets - Assets,
            September 30, 1997 and June 30, 1997.........   4

         Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, September 30, 1997
            and June 30, 1997............................   5

         Consolidated Statements of Income -
            Three Months Ended September 30, 1997
            and September 30, 1996.......................6 -7

         Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1997
            and September 30, 1996......................8 - 9

         Notes to Consolidated Financial Statements....10 - 15

         Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition........................15 - 18



PART II. OTHER INFORMATION.


Item 6.  Exhibits and Reports on Form 8 and Form 8-K....... 18

         Signature.......................................  19

       PRITCHETT, SILER & HARDY, P.C.
            430 East 400 South
           Salt Lake City, Utah
             (801) 328-2727



To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of September 30, 1997, and the related consolidated statements of operations and cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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










PRITCHETT, SILER & HARDY, P.C.
November 14, 1997

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

          (Unaudited - See Accountants' Review Report)



                                        September 30,   June 30,
                                             1997         1997
                                        ___________   ___________
CURRENT ASSETS:
  Cash and cash equivalents             $1,532,994   $2,994,503
  Certificates of deposit                       -        696,155
  Accounts receivable, net                3,948,585    1,867,747
  Inventories                             5,703,911    3,937,757
  Prepaid expenses                        1,020,302    1,131,703
  Deferred tax asset                        774,007      369,268
                                        ___________   ___________
     Total Current Assets                12,979,799   10,997,133
                                        ___________   ___________
PROPERTY, PLANT AND EQUIPMENT            26,841,681   24,554,322

  Less:  Accumulated depreciation      (12,727,478) (12,335,166)
                                        ___________   ___________
                                         14,114,203   12,219,156
                                        ___________   ___________
OTHER ASSETS                                 500,607      497,607
                                        ___________   ___________
                                         $27,594,609  $23,713,896
                                        ___________   ___________














                           [Continued]

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

                           [Continued]


                                        September 30,   June 30,
                                             1997         1997
                                        ___________   ___________
CURRENT LIABILITIES:
  Current portion/long-term debt          $ 716,251    $ 595,607
  Accounts payable                        3,780,639    1,987,508
  Accrued expenses                        1,058,101      860,786
  Dealer territory service accrual        1,220,817    1,637,572
  Customer deposits                         211,272      310,042
  Allowance for boat repurchases            200,000      200,000
  Reserve for warranty expense              500,000      500,000
  Net liabilities of discontinued operations 81,996      213,697
                                        ___________   ___________
     Total Current Liabilities            7,769,076    6,305,212
                                        ___________   ___________
LONG-TERM DEBT, LESS CURRENT PORTION      8,377,193    7,677,771
NOTE PAYABLE - RELATED PARTY                415,821            -
DEFERRED TAX LIABILITY                      593,035      369,268
                                        ___________   ___________
     Total Liabilities                   17,155,125   14,352,251
                                        ___________   ___________

COMMITMENTS AND CONTINGENCIES [NOTE 6]            -            -

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,755,108 shares issued                  47,551       47,251
  Capital in excess of par value         10,624,940   10,517,740
  Deficit accumulated                     (122,259)  (1,092,598)
                                        ___________   ___________
                                         10,550,232    9,472,393
  Less: Treasury stock                    (110,748)    (110,748)
                                        ___________   ___________
       Total Stockholders' Equity        10,439,484    9,361,645
                                        ___________   ___________
                                        $27,594,609  $23,713,896
                                        ___________   ___________









 The accompanying notes are an integral part of these financial statements.

               FOUNTAIN POWERBOAT INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited - See Accountants' Review Report)

                              For the Three Months Ended
                                    September 30,
                   ____________________________________
                                  1997          1996
                            _____________ _____________
NET SALES               $     11,521,434   $ 12,320,373

COST OF SALES                   8,568,073     9,073,259
                            _____________ _____________
  Gross Profit                  2,953,361     3,247,114
                            _____________ _____________
EXPENSES:
  Selling expense               1,033,094       984,044
  General and administrative      720,733       665,980
  General and administrative
      - related parties            72,921        83,832
                            _____________ _____________
      Total expenses            1,826,748     1,733,856
                            _____________ _____________
OPERATING INCOME                1,126,613     1,513,258

NON-OPERATING INCOME (EXPENSE):
  Other income                     16,458        85,864
  Interest expense              (145,972)     (159,053)
                            _____________ _____________
INCOME BEFORE INCOME TAXES        997,099     1,440,069

CURRENT TAX EXPENSE               234,332       104,680

DEFERRED TAX (BENEFIT)          (180,972)             -
                            _____________ _____________
INCOME FROM CONTINUING
       OPERATIONS                 943,739    1,335,389
                            _____________ _____________
DISCONTINUED OPERATIONS:
  Income from Operations of
    Fountain Power, Inc. and
    Mach Performance, Inc.
    (Net of no income tax effect)  26,600             -
  Estimated losses on disposal
    of the operations of Fountain
    Power, Inc. and Mach
    Performance, Inc. (Net of no
    income tax effect)                  -             -
                            _____________ _____________
INCOME FROM DISCONTINUED
         OPERATIONS                26,600             -
                            _____________ _____________
NET INCOME                     $ 970,339     $1,335,389
                            _____________ _____________



                           [Continued]

               FOUNTAIN POWERBOAT INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited - See Accountants' Review Report)

                           [Continued]

                              For the Three Months Ended
                                    September 30,
                   ____________________________________
                                  1997          1996
                            _____________ _____________
PRIMARY EARNINGS PER SHARE:

  Continuing Operations        $     .18     $     .28
  Loss from Operations of
    Discontinued Segments            .01             -
  Estimated Loss on Disposal
    of Discontinued Segments          -              -
                            _____________ _____________
PRIMARY EARNINGS PER SHARE    $     .19     $      .28
                            _____________ _____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                   5,128,003     4,798,359
                            _____________ _____________

FULLY DILUTED EARNINGS PER SHARE:

  Continuing Operations        $     .18     $      .28
  Loss from Operations of
    Discontinued Segments            .01             -
  Estimated Loss on Disposal
    of Discontinued Segments          -              -
                            _____________ _____________
FULLY DILUTED EARNINGS
        PER SHARE:            $     .19      $    .28
                            _____________ _____________
FULLY DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING           5,143,631      4,807,863
                            _____________ _____________










 The accompanying notes are an integral part of these financial statements.

               FOUNTAIN POWERBOAT INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
          (unaudited - See Accountants' Review Report)

                                   For the Three Months Ended
                                         September 30,
                          __________________________________
                                        1997        1996
                                  __________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                   $ 970,339    $1,335,389
  Adjustments to reconcile net income
    (loss) to net cash provided by operating activities:
     Depreciation expense               392,312      402,438
     (Increase) decrease in
        accounts receivable         (2,080,838)      390,004
     (Increase) decrease in
        inventory                   (1,766,154)     428,794
     (Increase) decrease in
         prepaid expenses              111,401      (78,358)
     (Increase) decrease in
         other assets                  (3,000)      (2,999)
     Increase (decrease) in
         accounts payable            1,793,131     (333,610)
     Increase (decrease) in
         accrued expenses              197,315       91,476
     Increase (decrease) in
         dealer service territory
         accrual                     (416,755)            -
     Increase (decrease) in
         customer deposits            (98,770)     (101,328)
     Net deferred taxes              (180,972)            -
     Net liabilities of
         discontinued operations     (131,701)            -
                                  __________________________
      Net Cash Provided by (Used in)
        Operating Activities         $(1,213,692) $2,131,806
                                  __________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction of molds, plugs,
         and other tooling           (789,878)     (477,506)
  Purchase of property, plant,
         and equipment               (122,481)     (150,561)
  Proceeds from certificates
         of deposit, net              696,155            -
                                  __________________________
      Net Cash Provided by(Used in) Investing
        Activities                    $(216,204)   $(628,067)
                                  __________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt        $       -    $       -
  Repayment of long-term debt         (139,113)    (185,770)
  Note payable, revolving line of credit      -    (154,306)
  Proceeds from issuance
      of common stock                  107,500            -
                                  __________________________
      Net Cash Provided by (Used in) Financing
        Activities                    $(31,613)    $(340,076)
                                  __________________________
Net increase (decrease) in cash       $(1,461,509) $1,163,663

Cash at beginning of year             2,994,503    1,360,619
                                  __________________________
Cash at end of period                 $1,532,994   $2,524,282
                                  __________________________

                           [Continued]

               FOUNTAIN POWERBOAT INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
          (unaudited - See Accountants' Review Report)

                           [Continued]


                                   For the Three Months Ended
                                         September 30,
                          __________________________________
                                        1997        1996
                                  __________________________
Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
     Interest:
      Unrelated parties               $ 139,619    $ 159,053
      Related parties                         -            -
                                  __________________________
                                      $ 139,619    $ 159,053
                                  __________________________
     Income taxes                     $  55,264    $ 104,680
                                  __________________________

Supplemental Disclosures of Non-cash investing and financing activities:

  On September 30, 1997 the Company purchased an airplane from a related party for $1,375,000 through the issuance of a $415,821 note payable to the related party and assuming
  $959,179 underlying indebtness on the plane.










 The accompanying notes are an integral part of these financial statements.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - See Accountants' Review Report)



1.  BASIS OF PRESENTATION.

    Although these statements have been reviewed by our independent auditors, they are unaudited. The statements, in management's opinion, present fairly the Company's financial position and results of its operations for the interim periods presented. Certain information and footnote disclosures normally included in the financial statements have been omitted. It is suggested that this unaudited interim period financial information be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1997. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.



2.  ACCOUNTS RECEIVABLE.

    As of September 30, 1997, accounts receivable were $3,948,585 net of the allowance for bad debts of $31,928. This represents a increase of $2,080,838 from the $1,867,747 in net accounts receivable recorded at June 30, 1997. Of the $3,948,585 balance at September 30, 1997, $3,226,794 has subsequently been collected as of October 31, 1997, and the remaining $721,791 is believed to be fully collectible.



3.  INVENTORIES.

    Inventories at September 30, 1997 and June 30, 1997 consisted of the following:


                                   September 30,      June 30,
                                       1997            1997

Parts and supplies.................$  3,164,271    $  2,985,615
Work-in-process....................   2,308,191         882,323
Finished goods.....................     331,449         169,819
Trailers...........................        -0-          -0-
Obsolete inventory reserve.........    (100,000)       (100,000)

Total..............................$  5,703,911   $   3,937,757
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

5.  ALLOWANCE AND QUALIFYING ACCOUNTS.

    For the three months ended September 30, 1997, the Company adjusted its allowance and qualifying accounts as follows:




                   Balance at   Charged to              Balance
                   Beginning    Cost and    Additions   at End
                   of Period    Expense    (Deductions) of Period

  Allowance for
     boat repur-
        chases     $ 200,000    $   -0-     $   -0-     $ 200,000

  Allowance for
     doubtful
        accounts      30,000        2,057         (129)      31,928

  Allowance for
     warranty
        claims       500,000       67,987     (67,987)    500,000

  Allowance for
     inventory
        values       100,000         -0-       -0-        100,000

                   ----------   ----------  ----------  ---------
        Total      $ 830,000    $ 70,044   $ (68,116)  $ 831,928
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


     At September 30, 1997, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $12,500,000.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited - See Accountants' Review Report)




  The Company has reserved for probable future losses it is expected to incur upon the repossession and repurchase of boats from commercial lenders. At September 30, 1997, the allowance for losses on boat repurchases was $200,000. The amount of the allowance is based upon probable future events which can be reasonably estimated.

    Additionally, as part of its normal sales program, the Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. Such charges amounting to $126,000 for the first three months of Fiscal 1998 are included in selling expenses in the accompanying statement of operations.



7.  TRANSACTIONS WITH RELATED PARTIES.

     Prior to 1993,the Company owned and operated an aircraft. During fiscal 1993, the aircraft was sold to officer and director of the Company. The company has been leasing airplane services from the officer and director since that time. During the first quarter of Fiscal 1998, the board of directors determined to acquire an airplane for the Company and approved the acquisition of an airplane from Mr. Fountain for $1,375,000. The Company issued a note payable to Mr. fountain for $415,821 and assumed the balance of a note payable to General Electric Capital Corporation for $959,179.

    The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                        Three Months Ended
                                             September 30,

                                        1997           1996

Apartments               - rentals  $       970    $     4,370

R.M. Fountain, Jr.       - aircraft
                           rental        71,951         79,462

                                     -----------    -----------
                                    $    72,921    $    83,832
                                     ===========    ===========

    At September 30, 1997 the Company had travel advances and other receivables from employees in the amount of $121,465, of which $101,310 was due from an officer of the Company.

8.  INCOME TAXES.

    During the first quarter of Fiscal 1998, the Company will use up all of its net operating loss carryforwards. Consequently, for the three months ended September 30, 1997, the Company provided $234,332 for current income taxes and a benefit of $180,972 for deferred income taxes.


9.  STOCK OPTIONS.


  At September 30, 1997 there were 576,000 unexercised stock options, of which 516,000 were held by officers and directors of the Company at prices ranging from $3.583 to $8.167 per share. During the first quarter of this Fiscal year, one of the directors exercised his stock options of 30,000 shares at $3.583 per share.


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


11.  COMMON STOCK SPLIT.

     During July 1997, the Company approved a three-for-two forward stock split of all its previously issued and outstanding common stock including options to purchase common stock (effectively a three share for two share stock dividend). The shareholder record date was August 1, 1997 with fractional shares paid in cash on August 14, 1997. The split was accomplished during August. The effect of the common stock split has been reflected in these financial statements.

12.  DISCONTINUED OPERATIONS.

Net (liabilities) of discontinued operations at September 30, 1997 consisted of the following:

                                        1997
                                     _________
     Equipment, net                   500,242
     Accounts Payable                 (38,226)
     Warranty & returns reserve       (98,645)

     Customer deposits                 (4,966)
     Estimated loss on disposal      (440,401)
                                     _________

                                    $ (81,896)
                                     _________


13.  SUBSEQUENT EVENTS.

DISOLUTION OF SUBSIDIARIES - Effective October 1, 1997, Fountain Trucking, Inc., Fountain Sportswear, Inc., Fountain Aviation, Inc. And Fountain Unlimited, Inc. Were dissolved. In connection with the dissolution of the subsidiaries, the operations of Fountain Trucking, Inc. And Fountain Sportswear, Inc. Were transferred to Fountain Powerboats, Inc.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

RESULTS OF OPERATIONS.

     The operating income for the first quarter ended September 30, 1997 was $1,126,613 or $.22 per share versus $1,513,258 or $.30 per share for the corresponding period of the previous year. Operating income as a percent of sales for the first quarter of Fiscal 1998 was 9.8% versus 12.3% for the same period the previous Fiscal year. The net income for the first quarter of Fiscal 1998 was $970,339 or $.19 per share. This compares to net income amounting to $1,335,389, or $.28 per share (increased from effect of NOL carry-forward from 1994) for the first quarter of Fiscal 1997. For the first quarter of Fiscal 1998, our actual net income was as planned.

     Net sales were $11,521,434 for the first quarter of Fiscal 1998 as compared to $12,320,373 for the first quarter of the prior Fiscal year. Unit sales volume for the first quarter of Fiscal 1998 was 110 boats as compared to 111 boats for the first quarter of 1997. The first quarter of fiscal 1998 contained one less production week than the first quarter of the previous year due to a planned vacation shutdown. Overall, sales were as planned for the first quarter of Fiscal 1998.

     For the first quarter of Fiscal 1998, the gross margin on sales was $2,953,361 (26%) as compared to $3,247,114 (26%) for the first quarter of the prior fiscal year.

     Selling expenses were $1,033,094 for the first quarter of Fiscal 1998 as compared to $984,044 for the first quarter of last year. Most of the increase for Fiscal 1998 was in promotional racing and fishing team expense.


                                 -15-
     General and administrative expenses were $793,654 for the first quarter of Fiscal 1998 as compared to $749,812 for the first quarter of last year.

     Interest expense for the first quarter of Fiscal 1998 was $145,972 as compared to $159,053 for the first quarter of last year. Interest expense is down due to restructuring and consolidation of several loans into one at a reduced interest rate during the second quarter of last year.

     Other non-operating income for the first quarter was $16,458 as compared to $85,866 for the first quarter of last year during which Mr. Fountain earned $65,000 in consulting revenue from a vendor for the Company. A new consulting agreement for Fiscal
1998 has not yet been concluded.



FINANCIAL CONDITION.

     The Company's cash flows for the first three months of Fiscal 1998 are summarized as follows:


        Net cash used in operating activities.......$(1,213,692)
         "   "   used in investing activities....... (  216,204)
         "   "   provided by financing activities... (   31,613)

        Net decrease in cash........................$(1,461,509)
                                                     ===========


     This net increase compared to a $1,163,663 net increase for the first three months of the prior fiscal year.

     Cash used in the first three months of Fiscal 1998 to acquire additional property, plant, and equipment (investing activity) amounted to $912,359 of which $789,878 was for plugs, molds, and other product tooling.

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


                                 -16-
  The loan is secured by all of the Company's real and personal property and by the Company's assignment of a $1,000,000 key man life insurance policy.

     For the remainder of 1998 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations. Management believes that the Company's sales and production volume will continue to grow with a corresponding increase in net earnings and cash flow. Most of the Company's cash resources will be used to maintain and improve its plant and equipment, for new product tooling, for completion of its interim yacht production facility and site improvements to accomodate testing of the 65' Super Cruiser. We anticipate finishing our first yacht during the third quarter of Fiscal 1998.



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

     Risks that are specific to the Company and its markets include but are not limited to compliance with increasingly stringent environmental laws and regulations; the cyclical nature of the industry; competition in pricing and new product development from larger companies with substantial resources; the concentration of a substantial percentage of the Company's sales with a few major customers, the loss of, or change in demand from, any of which could have a material impact upon the Company; labor relations at the Company and at its customers and suppliers; and the Company's single-source supply and just-in-time inventory strategies for some critical boat components, including high performance engines, which could adversely affect production if a single-source supplier is unable for any reason to meet the Company's requirements on a timely basis.
-16-


PART II.  OTHER INFORMATION.


                                 -17-
ITEM 2:   CHANGE IN SECURITIES.


          During the first quarter of Fiscal 1998, the Company announced a three for two forward stock split, The shareholder record date was set at August 1, 1997, with fractional shares to be paid in cash on the payable date, August 14, 1997.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8 AND FORM 8-K.


          (a) No Amendments on Form 8 were filed by the Registrant during the first three months of Fiscal 1998.

          (b)  No Current Reports on Form 8-K were filed by the
               Registrant during the first three months of Fiscal
               1998.








































                                 -18-

                               SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                FOUNTAIN POWERBOAT INDUSTRIES, INC.
                           (Registrant)






By:  /s/ Joseph F. Schemenauer              Date: November 14, 1997
       Joseph F. Schemenauer
   Vice President, Chief Financial
   Officer, and Designated Principal
   Accounting Officer