Form 10-Q
period 1997-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1998-02-09
CIK 764858

                              FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended        December 31, 1997
                                  OR
(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from              to

       For Quarter Ended                 Commission File Number

                                                 0-14712
                 Fountain Powerboat Industries, Inc.
         (Exact name of registrant as specified in its charter)
           Nevada                             56-1774895
       (State or other              (I.R.S. Identification No.)
        jurisdiction of
        incorporation or
         organization)
      Whichard's Beach Road
      P.O. Drawer 457
      Washington, NC                              27889
(Address  of  Principal Executive Offices)      (Zip Code)
Registrant's telephone number, including area code: (919) 975-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes  X                         No
Indicate the number of shares outstanding of each of the issurer's classes of common stock as of the latest practicable date.
            Class                 Outstanding at January 31, 1998
Common stock, $.01 par value                 4,755,108 shares

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                              INDEX

PART I.  Financial Information.                          Page No.
         Review Report of Independent Certified
            Public Accountants...........................   3
         Consolidated Balance Sheets - Assets,
            December 31, 1997 and June 30, 1997.........    4

         Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, December 31, 1997
            and June 30, 1997............................   5
         Consolidated Statements of Income -
            Three Months Ended December 31, 1997
            and December 31, 1996......................... 6-7
         Consolidated Statements of Cash Flows -
            Three Months Ended December 31, 1997
            and December 31, 1996........................  8-9

         Notes to Consolidated Financial Statements ....  10-14

         Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition.......................... 15-17

PART II. Other Information.
Item 2.  Changes in Securities............................. 17

Item 6.  Exhibits and Reports on Form 8 and Form 8-K....... 17
         Signature........................................  18

PRITCHETT, SILER & HARDY, P.C.
430 EAST 400 SOUTH
SALT LAKE CITY, UTAH 84111
(801) 328-2727



To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of December 31, 1997, and
 the related consolidated statements of income and cash flows for the three and six months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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




/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.
February 6, 1998

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                  (Unaudited - See Accountants' Review Report)
                                        December 31,   June 30,
                                             1997         1997
                                        ___________   ___________
CURRENT ASSETS:
  Cash and cash equivalents             $ 1,952,689    $2,994,503
  Certificates of deposit                         -      696,155
  Accounts receivable, net                4,123,944    1,867,747
  Inventories                             6,253,788    3,937,757
  Prepaid expenses                          711,632    1,131,703
  Deferred tax assets                       979,553      369,268
                                        ___________   ___________
     Total Current Assets                 14,021,606   10,997,133
                                        ___________   ___________
PROPERTY, PLANT AND EQUIPMENT            29,458,550   24,554,322
  Less:  Accumulated depreciation       (13,195,468) (12,335,166)
                                        ___________   ___________
                                          16,263,082  12,219,156
                                        ___________   ___________
OTHER ASSETS                                503,903      497,607
                                        ___________   ___________
TOTAL ASSETS                            $30,788,591  $ 23,713,896
                                        ___________   ___________

                                   -4-
                                   [Continued]

                FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Unaudited - See Accountants' Review Report)
                                  [Continued]
                                         December 31,   June 30,
                                             1997         1997
                                        ___________   ___________
CURRENT LIABILITIES:
  Current portion/long-term debt          $ 875,869    $ 595,607
  Accounts payable                        2,882,213    1,987,508
  Accrued expenses                        1,139,425      860,786
  Dealer territory service accrual        1,382,262    1,637,572
  Customer deposits                         260,116      310,042
  Allowance for boat repurchases            200,000      200,000
  Reserve for warranty expense              500,000      500,000
  Net liabilities of discontinued operations 74,774      213,697
     Income taxes payable                   824,730         -
                                        ___________   ___________
     Total Current Liabilities             8,139,389    6,305,212
                                        ___________   ___________
LONG-TERM DEBT, LESS CURRENT PORTION      9,539,912    7,677,771
NOTE PAYABLE - RELATED PARTY                415,821            -
DEFERRED TAX LIABILITY                      907,735      369,268
                                        ___________   ___________
     Total Liabilities                    19,002,857   14,352,251
                                        ___________   ___________
COMMITMENTS AND CONTINGENCIES [NOTE 6]            -            -
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,755,108 shares issued                  47,551       47,251
  Capital in excess of par value         10,624,940   10,517,740
  Retained earnings (Deficit) accumulated 1,223,991   (1,092,598)
                                        ___________   ___________
                                         11,896,482    9,472,393
  Less: Treasury stock                     (110,748)    (110,748)
                                        ___________   ___________
       Total Stockholders' Equity        11,785,734    9,361,645
                                        ___________   ___________
                                          $30,788,591  $23,713,896
                                        ___________   ___________
The accompanying notes are an integral part of these financial statements.

                      FOUNTAIN POWERBOAT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited - See Accountants' Review Report)

                For The Three Months Ended     For The Six Months Ended
                            December 31           December 31
                          1997      1996      1997      1996

NET SALES          $13,091,803  $12,257,562  $24,613,237  $24,577,935
COST OF SALES        9,143,760    8,667,230   17,711,833   17,740,489
     Gross Profit    3,948,043    3,590,332    6,901,404    6,837,446
EXPENSES
 Selling Expense          883,669 1,201,995   1,916,763     2,186,040
 General & Administrative 776,467   516,360   1,497,200     1,182,340
 General & Administrative
   - related parties        932    86,781        73,853       170,613
   Total Expenses    1,661,068    1,805,136    3,487,816    3,538,993
OPERATING INCOME     2,286,975    1,785,196    3,413,588    3,298,453
NON-OPERATING INCOME
     (EXPENSE):
     Other Income         23,707      40,862      40,165    126,726
     Interest Expense   (135,161)   (162,000)   (281,133)   (321,053)
INCOME BEFORE INC. TAXES  2,175,521  1,664,058 3,172,620    3,104,127
CURRENT TAX EXPENSE       720,116   365,211     954,448       469,891
DEFERRED TAXES (BENEFIT)  109,154         -   (71,818)           -
INCOME FROM CONTINUING
     OPERATIONS          1,346,251  1,298,847  2,289,990   2,634,236
DISCONTINUED OPERATIONS:
     Loss from Operations of
     Fountain Power, Inc. and
     Mach Performance, Inc.         -    286,597      -          286,597
     Estimated income on disposal
     of operations of Fountain
     Power, Inc. and Mach
     Performance, Inc.              -          -    26,600           -
INCOME (LOSS) FROM
     DISCONTINUED OPER'S            -   (286,597)  26,600        (286,597)
NET INCOME                $1,346,251   $1,012,250   $2,316,590   $2,347,639
                                   [Continued]

                      FOUNTAIN POWERBOAT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited - See Accountants' Review Report)
                                  [Continued]

                      For The Three Months Ended   For The Six Months Ended
                               December 31            December 31
                                 1997       1996         1997      1996

BASIC EARNINGS PER SHARE:
     Continuing Operations      $ .28       $ .28     $ .48     $ .57
     Loss from Operations of
      Discontinued Segments         -       (.06)         -       (.06)
     Estimated Income on Disposal
       of Discontinued Segments     -          -        .01        -
TOTAL BASIC EARNINGS
     PER SHARE                    .28         .22       .49       .51
TOTAL SHARES OUTSTANDING   4,740,108  4,662,385  4,737,499  4,595,496
DILUTED EARNINGS
     PER SHARE:
     Continuing Operations     $  .27      $ .26        $.45     $.54
     Loss from Operations of
      Discontinued Segments         -      (.06)          -       (.06)
     Estimated Income on Disposal
       of Discontinued Segments     -         -         .01        -
TOTAL DILUTED
     EARNINGS PER SHARE            .27      .20         .46       .48
DILUTED WEIGHTED
AVERAGE SHARES O/S          5,028,127  5,060,707  5,078,379    4,934,288
 The accompanying notes are an integral part of these financial statements.

                      FOUNTAIN POWERBOAT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited - See Accountants' Review Report)

                               Six Months Ended December 31,
                                     1997         1996

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/Loss                 $2,316,590    $ 2,347,639
  Adjustments to reconcile net income (loss) to net
       Cash provided by operating activities:
            Depreciation Expense     860,302        810,943
            (Increase) decrease in
               accounts receivable (2,256,197)      756,976
            (Increase) decrease
               in inventory        (2,316,031)   (1,511,706)
            (Increase) decrease
               in prepaid expenses    420,071     (178,400)
            (Increase) decrease
               in other assets        (6,296)     (419,424)
            Increase (decrease)
              in accounts payable    894,705      (239,174)
            Increase (decrease) in
              accrued expenses       278,639        435,276
            Increase (decrease) in dealer
              service territory
               Accrual             (255,310)            -
            Increase (decrease) in
              customer deposits       (49,926)     (146,942)
            Net deferred taxes        752,912       365,211
            Net liabilities of
             discontinued operations  (138,923)        -
    Net cash Provided by (Used in)
      Operating Activities             500,536    2,220,399
  CASH FLOWS FROM INVESTING ACTIVITIES:
       Construction of molds, plugs
        and other tooling        (869,007)        (879,482)
       Purchase of property plant
        and equipment            (4,035,222)    (1,171,880)
       Proceeds from certificates
        of deposit, net             696,155            -
    Net Cash Provided by (Used in)
      Investing Activities      (4,208,074)     (2,051,362)
  CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term debt  2,875,000    7,500,000
       Repayment of long-term debt  (316,776)   (5,576,605)
       Note payable                    -         (1,416,333)
       Proceeds from issuance of
         common stock                 107,500     1,123,750
    Net Cash Provided by (Used in)
      Financing  Activities       2,665,724       1,630,812
  Net increase (decrease) in cash ( 1,041,814)    1,799,849
  Cash at beginning of year       2,994,503       1,360,619
  Cash at end of period           1,952,689       3,160,468

                                 [Continued]
                                      -8-

                     FOUNTAIN POWERBOAT INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited - See Accountants' Review Report)
                                  [Continued]

                                  For the Six Months Ended
                                          December 31,
                          __________________________________
                                        1997        1996
                                  __________________________
Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
     Interest:
      Unrelated parties               $ 272,297    $ 325,760
      Related parties                     8,836            -
                                  __________________________
                                      $ 281,133    $ 325,760
                                  __________________________
     Income taxes                     $ 129,718    $ 469,891
                                  __________________________
See accompanying Notes to Consolidated Financial Statements.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


1.  Basis of Presentation.

    Although these statements have been reviewed by our independent auditors, they are Unaudited. The statements, in management's opinion, present fairly the Company's financial position and results of its operations for the interim periods presented. Certain information and footnotes disclosures normally included in the financial statements have been omitted. It is suggested that this Unaudited interim period financial information be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1997. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results for the full year.


2.  Accounts Receivable.

 As of December 31, 1997, accounts receivable were $4,123,944 net of the allowance for bad debts of $31,928. This represents a increase of $2,256,197 from the $1,867,747 in net accounts receivable recorded at June 30, 1997. Of the $4,123,944 balance at December 31, 1997, $3,224,953 has subsequently been collected as of January 31, 1997, and the remaining $898,991 is believed to be fully collectible.



3.  Inventories.

  Inventories at December 31, 1997 and June 30, 1997 consisted of the following:


                                   December 31,      June 30,
                                       1997            1997

Parts and supplies.................$  4,458,029 $     2,985,615
Work-in-process....................   1,571,415         882,323
Finished goods.....................     202,933         169,819
Sportswear.........................     121,411           -0-
Obsolete inventory reserve.........    (100,000)       (100,000)

Total..............................$  6,253,788   $   3,937,757
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

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


 5.  Allowance and Qualifying Accounts.

For the six months ended December 31, 1997, the Company adjusted its allowance and qualifying accounts as follows:

                   Balance at   Charged to              Balance
                   Beginning    Cost and    Additions   at End
                   of Period    Expense    (Deductions) of Period

Allowance for
 boat repurchases  $ 200,000    $   -0-     $   -0-     $ 200,000
Allowance for
 doubtful accounts    30,000       2,057         (129)     31,928
Allowance for
 warranty claims     500,000      67,987       (67,987)   500,000

Allowance for
 inventory values    100,000       -0-            -0-     100,000

                   ----------   ----------  ----------  ---------
          Total      $ 830,000     $70,044   $  (68,116)   $831,928
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

At December 31, 1997, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately
$18,070,000.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)


The Company has reserved for probable future losses it is expected to incur upon the repossession and repurchase of boats from commercial lenders. At December 31, 1997, the allowance for losses on boat repurchases was $200,000. The amount of the allowance is based upon probable future events which can be reasonably estimated.

Additionally, as part of its normal sales program, the Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. Such charges amounting to $221,285 for the second quarter of Fiscal 1998 are included in selling expenses in the accompanying statement of operations.


7.  Transactions with Related Parties.

	Prior to 1993, the Company owned and operated an aircraft. During Fiscal 1993, the aircraft was sold to an officer and director of the Company. The Company has been leasing airplane services from the officer and director since that time. During the first quarter of Fiscal 1998, the board of directors determined to acquire an airplane for the Company and approved the acquisition of an airplane from Mr. Fountain for $1,375,000. The Company issued a note payable to Mr. Fountain for $415,821 and assumed the balance of a note payable to General Electric Capital
Corporation for $959,179.

	The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                          Six Months Ended
                                             December 31,
                                        1998           1997

Apartments - rentals                $      1902    $     8,740

R.M. Fountain, Jr.  - aircraft
                       Rental            71,951        161,872
                                     -----------    -----------
                                    $    73,853    $   170,612
                                     ===========    ===========

     At December 31, 1997 the Company had travel advances and other receivables from employees in the amount of $125,270, of which $101,310 was due from an officer of the Company. For the six months ended December 31, 1997 the Company paid interest expense of $8000 to an Officer/Director of the Company.

        FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements
           (Unaudited - See Accountants' Review Report)

8.  Income Taxes.
During the second quarter of Fiscal 1998 ending December 31, 1997, as the Company has previously used up all of its net operating loss carry-forwards, the Company has provided $720,116 for current income taxes.

9.  Stock Options.
At December 31, 1997 there were 576,000 unexercised stock options, of which 516,000 were held by officers and directors of the Company
 at prices ranging from $3.583 to $8.167 per share.    No options
were exercised during the second quarter of this Fiscal year.

10. Earnings Per Share.
The computation of earnings per share for the second quarter of the fiscal year ending December 31, 1997 changes from a calculation based on primary and fully diluted earnings per share to a computation based on basic and diluted earnings per share.
The computation of basic earnings per share is based on the weighted actual number of shares issued and outstanding whereas the computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. For comparison purposes, all prior periods have been restated to reflect basic and diluted earnings per share computations.

11.  Discontinued Operations.
Net (liabilities) of discontinued operations at December 31, 1997 consisted of the following:

Equipment, net             	507,464
Accounts Payable	        (38,226)
Warranty & returns reserve	(98,645)
Customer deposits	         (4,966)
Estimated loss on disposal	(440,401)
	                        _________
 				$ (74,774)
	                        _________

12. Common Stock Split.

During July 1997, the Company approved a three-for-two forward stock split of all its previously issued and outstanding common stock including options to purchase common stock (effectively a three share for two share stock dividend). The shareholder record date was August 1, 1997. The split was accomplished during August. The effect of the common stock split has been reflected in these financial statements.

13.	Subsequent Events.

Dissolution of Subsidiaries - Effective October 1, 1997, Fountain Trucking, Inc., Fountain Sportswear, Inc., Fountain Aviation, Inc. and Fountain Unlimited, Inc. were dissolved.
In connection with the dissolution of the subsidiaries, the operations of Fountain Trucking, Inc. and Fountain
Sportswear, Inc. were transferred to Fountain Powerboats, Inc.


Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

The operating income for the second quarter ended December 31, 1997 was $2,286,975 or $.48 per share versus $1,785,196 or $.38 per share for the corresponding period of the previous year. Operating income as a percent of sales for the second quarter of Fiscal 1998 was 17.4% versus 15.0% for the same period the previous Fiscal year.
  The net income for the second quarter of Fiscal 1998 was $1,346,251 or $.28 per share. This compares to net income amounting to $1,012,250, or $.22 per share for the second quarter of Fiscal 1997. For the second quarter of Fiscal 1998, our actual net income was better than planned.

     Net sales were $13,091,803 for the second quarter of
Fiscal 1998 as compared to $12,257,562 for the second quarter of the prior Fiscal year.  Unit sales volume for the second quarter of Fiscal 1998 was 117 boats as compared to 120 boats for the
second quarter of 1997.   A smaller number of larger, higher priced,
 higher margin boats accounted for the overall higher sales volume than the second quarter of the previous Fiscal year.

For the second quarter of Fiscal 1998, the gross margin on sales was $3,948,043 (30.2%) as compared to $3,590,332 (29.3%) for the second quarter of Fiscal 1997.

     Selling expenses were $883,669 for the second quarter of Fiscal 1998 as compared to $1,201,995 for the second quarter of last year. Most of the decrease for Fiscal 1998 was in promotional racing and advertising expense.

     General and administrative expenses were $777,399 for the second quarter of Fiscal 1998 as compared to $603,141 for the second quarter of last year. Most of the increase was in legal expense.

	Interest expense for the second quarter of Fiscal 1998 was $135,161 as compared to $162,000 for the second quarter of last year. Interest expense is down due to restructuring and consolidation of several loans into one at a reduced interest rate during the second quarter of last year.

Other non-operating (income)/expense for the second quarter of Fiscal 1998 was $(23,707) as compared to $(40,862) for the second quarter of last Fiscal year.

Financial Condition.

The Company's cash flows for the second three months of Fiscal 1998 are summarized as follows:

Net cash used in operating activities.......   $   500,536
    "   " used in investing activities.....     (4,208,074)
    "     "   " provided by financing activities. 2,665,724

        Net decrease in cash...................$(1,041,814)
                                                ===========

This net decrease compared to a $1,799,849 net increase for the second three months of the prior fiscal year.

Cash used in the second three months of Fiscal 1998 to acquire additional property, plant, and equipment (investing activity) amounted to $4,904,229 of which $869,007 was for plugs, molds, and other product tooling. This was partially offset by the proceeds from a certificate of deposit.

On December 31, 1996, the Company concluded a $10.000,000 credit agreement with General Electric Capital Corporation. Under the terms of the new credit agreement, the Company refinanced substantially all of its interest bearing debts and will have additional funds made available to it for expansion. Initially, the Company borrowed $7,500,000 from GE Capital Services primarily to refinance existing debts.
 All of the Company's prior interest bearing debts to MetLife Capital Corporation, Deutsche Financial Services, GE Capital
Corporation, Branch Bank & Trust Leasing Corp., and other smaller creditors were paid off entirely.

During the last Fiscal year, the Company borrowed another
$1,000,000 from GE Capital Services to fund plant and equipment additions. An additional $1,500,000 was borrowed from GE Capital services during the second quarter of Fiscal 1998 to fund site development to accomodate testing of the 65' Super Cruiser, the initial yacht manufacturing facility and the tooling for the 65' Super Cruiser. The interest rate on the indebtedness to GE Capital Services is variable.
There is a ten-year amortization of the debt with a five-year call.

The loan is secured by all of the Company's real and personal property and by the Company's assignment of a $1,000,000 key man life insurance policy.

For the remainder of 1998 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations. Management believes that the Company' s sales and production volume will continue to grow with a corresponding increase in net earnings and cash flow. Most of the Company's cash resources will be used to maintain and improve its plant and equipment, for new product tooling and for line startup in the new interim yacht facility. We anticipate finishing our first yacht shortly with shipments beginning during the fourth quarter.

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


PART II.  Other Information.

ITEM 2:   Change in Securities.

There were no change in securities during the second quarter of Fiscal 1998.

ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

(a) No Amendments on Form 8 were filed by the Registrant during the first six months of Fiscal 1998.

(b) No Current Reports on Form 8-K were filed by the Registrant during the first six months of Fiscal 1998.








SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Registrant)





      By:  /s/ Joseph F. Schemenauer              Date: February 6, 1998
   	Joseph F. Schemenauer
   	Vice President, Chief Financial
   	Officer, and Designated Principal
   	Accounting Officer