Form 10-Q
period 1998-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1998-05-11
CIK 764858

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  March 31, 1998

                                  OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ___________
       For Quarter Ended                 Commission File Number

       ______________________                  000-14712

                 Fountain Powerboat Industries, Inc.
         (Exact name of registrant as specified in its charter)

            Nevada                             56-1774895
(State or other jurisdiction          (I.R.S. Identification No.)
    of incorporation or
       organization)

      Whichard's Beach Road
      P.O. Drawer 457
      Washington, NC                             27889
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


            Class                    Outstanding at March 31, 1998
Common stock, $.01 par value                 4,755,108 shares

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART I.  Financial Information.                          Page No.

         Review Report of Independent Certified
            Public Accountants...........................   3

         Consolidated Balance Sheets - Assets,
            March 31, 1998 and June 30, 1997............    4

         Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, March 31, 1998
            and June 30, 1997............................   5

         Consolidated Statements of Income -
            Three and Nine Months Ended March 31, 1998
            and March 31, 1997.........................    6-7

         Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 1998
            and March 31, 1997........................     8-9

         Notes to Consolidated Financial Statements ....  10-14

         Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition.......................... 15-17



PART II. Other Information.

Item 2.  Changes in Securities............................. 17


Item 6.  Exhibits and Reports on Form 8 and Form 8-K....... 17

         Signature........................................  18

                         PRITCHETT, SILER & HARDY
                       CERTIFIED PUBLIC ACCOUNTANTS
                           430 EAST 400 SOUTH
                        SALT LAKE CITY, UTAH 84111
                     (801)328-2727 FAX (801)328-1123





To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina



We have made a review of the accompanying consolidated balance sheet of

Fountain Powerboat Industries, Inc. as of March 31, 1998, and the related consolidated statements of income and cash flows for the three and nine months then ended,in accordance with standards established by the American

Institute of Certified Public Accountants.


A review of interim financial information consists

principally of obtaining an understanding  of the system

for the preparation of interim financial information, applying analytical procedures to financial data, and making inquiries of Company personnel responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material

modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



/s/ PRITCHETT, SILER & HARDY,  P.C.

PRITCHETT, SILER & HARDY, P.C.

April 29, 1998
Salt Lake City, Utah

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

               (Unaudited - See Accountants' Review Report)



                                         March 31,       June 30,
                                            1998           1997
                                       ___________     ___________
CURRENT ASSETS:
  Cash and cash equivalents           $    300,765    $ 2,994,503
  Certificates of deposit                        -        696,155
  Accounts receivable, net               4,304,521      1,867,747
  Inventories                            7,544,386      3,937,757
  Prepaid expenses                       1,410,593      1,131,703
  Deferred tax assets                    1,055,833        369,268
                                       ___________     ___________
    Total Current Assets                14,616,098     10,997,133
                                       ___________     ___________
PROPERTY, PLANT AND EQUIPMENT           31,066,946     24,554,322
  Less:  Accumulated depreciation      (13,693,373)   (12,335,166)
                                       ___________     ___________
                                        17,373,573     12,219,156
                                       ___________     ___________
OTHER ASSETS                               610,319        497,607
                                       ___________     ___________
TOTAL ASSETS                           $32,599,990    $23,713,896
                                       ___________     ___________






















                                    -4-
                                [Continued]

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

               (Unaudited - See Accountants' Review Report)

                                [Continued]


                                           March 31,     June 30,
                                              1998         1997
                                          ___________   ___________
CURRENT LIABILITIES:
 Current portion/long-term debt             $ 892,794    $ 595,607
 Accounts payable                           2,703,641    1,987,508
 Accrued expenses                           1,415,724      860,786
 Dealer territory service accrual           1,655,075    1,637,572
 Customer deposits                            464,070      310,042
 Allowance for boat repurchases               200,000      200,000
 Reserve for warranty expense                 500,000      500,000
 Net liabilities of discontinued operations   135,066      213,697
     Income taxes payable                   1,272,771            -
                                          ___________   ___________
     Total Current Liabilities              9,239,141    6,305,212
                                          ___________   ___________
LONG-TERM DEBT, LESS CURRENT PORTION        9,315,083    7,677,771
NOTE PAYABLE - RELATED PARTY                  415,821            -
DEFERRED TAX LIABILITY                      1,131,589      369,268
                                          ___________   ___________
     Total Liabilities                     20,101,634   14,352,251
                                          ___________   ___________

COMMITMENTS AND CONTINGENCIES [NOTE 6]              -            -

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,755,108 shares issued                    47,551       47,251
  Capital in excess of par value           10,624,940   10,517,740
  Retained earnings (Deficit) accumulated   1,936,613   (1,092,598)
                                           ___________   ___________
                                           12,609,104    9,472,393
  Less: Treasury stock                       (110,748)    (110,748)
                                           ___________   ___________
       Total Stockholders' Equity          12,498,356    9,361,645
                                           ___________   ___________
                                          $32,599,990  $23,713,896
                                           ___________   ___________






The accompanying notes are an integral part of these financial statements.

                   FOUNTAIN POWERBOAT INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - See Accountants' Review Report)

                       For The Three Months Ended     For The Nine Months Ended
                                March 31                      March 31
                      ____________________________   _________________________
                               1998         1997          1998      1997
                      _______________  ___________   ___________   ___________


NET SALES               $  12,699,853   $12,575,520   $37,313,090  $37,401,438

COST OF SALES               8,727,403     9,931,764    26,456,149  28,131,994
                            __________  ____________  ____________  ___________

     Gross Profit           3,927,450     2,643,756    10,856,941   9,269,444

EXPENSES
  Selling Expense           1,920,241     2,447,690     3,869,103   4,668,438
  General & Administrative    567,434       629,295     2,089,473   1,848,203
  General & Administrative -
       related parties         73,853        63,321        73,853     233,934
                            ___________  ____________   ___________ __________

        Total Expenses      2,561,528     3,140,306     6,032,429   6,750,575

OPERATING INCOME(LOSS)     1,410,922      (496,550)    4,824,512   2,518,869

NON-OPERATING INCOME
   (EXPENSE):
   Other Income                21,934       110,052        62,099     237,923
   Interest Expense          (199,734)      (88,475)     (480,867)   (414,235)
                            ____________ ____________    ___________ __________

INCOME BEFORE INC. TAXES     1,233,122     (474,973)    4,405,744   2,342,557

CURRENT TAX EXPENSE            312,618     (192,802)    1,267,066     277,089

DEFERRED TAXES (BENEFIT)       147,574      136,000        75,756     136,000
                             _____________ __________   ___________ _________

INCOME(LOSS)FROM CONTINUING
     OPERATIONS                772,930     (418,171)    3,062,922   1,929,468

DISCONTINUED OPERATIONS:
     Loss from Operations of
     Fountain Power, Inc. and
     Mach Performance, Inc.         -             -             -           -
     Estimated loss on disposal
     of operations of Fountain
     Power, Inc. and Mach
     Performance, Inc.          60,310             -       33,710           -
                             ____________ _____________ ____________ ________

INCOME (LOSS) FROM
   DISCONTINUED OPER'S         (60,310)            -      (33,710)          -

NET INCOME (LOSS)         $     712,620  $  (418,171)   $3,029,212   1,929,468
                             ___________ ____________  ___________ ___________


                                [Continued]

                    FOUNTAIN POWERBOAT INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - See Accountants' Review Report)

                                [Continued]


                         For The Three Months Ended   For The Nine Months Ended
                                     March 31                March 31
                           _____________________________________________________
                                  1998         1997         1998       1997
                           _______________ ____________ ____________ ___________

BASIC EARNINGS(LOSS)PER SHARE:

  Continuing Operations     $      .16    $    (.09)   $      .65  $     .42

  Loss from Operations of
    Discontinued Segments            -            -             -          -

  Estimated Loss on Disposal
    of Discontinued Segments       .01            -           .01          -

TOTAL BASIC EARNINGS(LOSS)
  PER SHARE                        .15         (.09)          .64        .42

TOTAL SHARES OUTSTANDING     4,740,108     4,698,533    4,738,356  4,629,341


DILUTED EARNINGS(LOSS)
  PER SHARE:

  Continuing Operations      $     .15  $      (.09)    $     .60  $     .39

  Loss from Operations of
    Discontinued Segments            -            -             -          -
    Estimated Loss on Disposal
      of Discontinued Segments     .01            -             -          -

TOTAL DILUTED
     EARNINGS(LOSS)PER SHARE       .14         (.09)          .60        .39

DILUTED WEIGHTED
AVERAGE SHARES O/S           5,068,713     4,698,533    5,088,913  4,964,041












The accompanying notes are an integral part of these financial statements.

                    FOUNTAIN POWERBOAT INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited - See Accountants' Review Report)


                                                 Nine Months Ended March 31,
                                              ________________ ________________
                                                   1998               1997
  CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                     $  3,029,212      $  1,929,468

Adjustments to reconcile net income (loss) to net
   Cash provided by operating activities:
     Depreciation Expense                         1,418,965         1,239,151
     (Increase) decrease in accounts receivable  (2,436,774)          461,962
     (Increase) decrease in inventory            (3,606,629)         (970,094)
     (Increase) decrease in prepaid expenses        446,220          (829,090)
     (Increase) decrease in other assets           (112,712)         (659,983)
     Increase (decrease) in accounts payable        716,133           411,964
     Increase (decrease) in accrued expenses        229,995           976,705
     Increase (decrease) in dealer service territory
       Accrual                                      337,497                 -
     Increase (decrease) in customer deposits       154,028           (23,362)
     Net deferred taxes                             623,417             6,904
     Net liabilities of discontinued operations    (134,441)                -
                                                ____________________________
      Net cash Provided by (Used in)
       Operating Activities                         664,911         2,543,625

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction of molds, plugs and other tooling  (1,060,026)      (1,232,148)
  Purchase of property plant and equipment         5,452,598)      (1,999,482)
  Proceeds from certificates of deposit, net         696,155                -
                                                 _____________    ____________
     Net Cash Provided by (Used) Investing
      Activities                                  (5,816,469)      (3,231,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                     2,875,000        8,500,000
  Repayment of long-term debt                       (524,680)      (7,458,497)
  Note payable                                             -                -
  Proceeds from issuance of common stock             107,500        1,223,500
                                                 ______________   ____________
     Net Cash Provided by (Used in) Financing
      Activities                                   2,457,820        2,265,003

Net increase (decrease) in cash                   (2,693,738)       1,576,998
                                                 ______________   ____________
Cash at beginning of year                          2,994,503        1,360,619

Cash at end of period                                300,765        2,937,617
                                                _______________  ____________




                                [Continued]

                    FOUNTAIN POWERBOAT INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited - See Accountants' Review Report)

                                [Continued]


                                                 For the Nine Months Ended
                                                          March 31,
                                                 _____________________________
                                                      1998        1997
                                                 _____________ _______________
Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
     Interest:
      Unrelated parties                           $ 570,688      $ 414,235
      Related parties                                17,672              -
                                                 _____________ ____________
                                                  $ 588,360      $ 414,235
                                                 _____________ _____________
     Income taxes                                 $ 796,467      $ 325,381
                                                 _____________ _____________

See accompanying Notes to Consolidated Financial Statements.

                FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                     (Unaudited - See Accountants' Review Report)


1.  Basis of Presentation.

    Although these statements have been reviewed by our independent auditors, they are Unaudited. The statements, in management's opinion, present fairly the Company's financial position and results of its operations for the interim periods presented. Certain information and footnotes disclosures normally included in the financial statements have been omitted. It is suggested that this unaudited interim period financial information be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.


2.  Accounts Receivable.

    As of March 31, 1998, accounts receivable were $4,304,521 net of the allowance for bad debts of $31,928. This represents a increase of $2,436,774 from the $1,867,747 in net accounts receivable recorded at June 30, 1997. Of the $4,304,521 balance at March 31, 1998, $2,923,299 has subsequently been collected as of April 30, 1998, and the remaining $1,381,222 is believed to be fully collectible.



3.  Inventories.

     Inventories at March 31, 1998 and June 30, 1997 consisted of the following:


                                     March 31,       June 30,
                                       1998            1997
                                     __________      __________

Parts and supplies.................$  4,816,961 $     2,985,615
Work-in-process....................   2,759,796         882,323
Finished goods.....................       -             169,819
Sportswear.........................     107,629           -0-
Obsolete inventory reserve.........    (140,000)       (100,000)

Total..............................$  7,544,386   $   3,937,757
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

                FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                     (Unaudited - See Accountants' Review Report)


 5.  Allowance and Qualifying Accounts.

     For the nine months ended March 31, 1998, the Company adjusted its allowance and qualifying accounts as follows:

                   Balance at   Charged to              Balance
                   Beginning    Cost and    Additions   at End
                   of Period    Expense    (Deductions) of Period
                  ___________  __________  ____________ __________
Allowance for
 boat repurchases   $ 200,000    $   -0-     $   -0-     $ 200,000

Allowance for
 doubtful accounts     31,928        -0-         -0-        31,928

Allowance for
 warranty claims      500,000        -0-         -0-       500,000

Allowance for
 inventory values     100,000        -0-        40,000     140,000

                    ----------    ----------   ---------- ---------
        Total       $ 831,928        -0-        40,000    $871,928
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

     At March 31, 1998, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $22,642,000.

                FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                     (Unaudited - See Accountants' Review Report)


     The Company has reserved for probable future losses it is expected to incur upon the repossession and repurchase of boats from commercial lenders. At March 31, 1998, the allowance for losses on boat repurchases was $200,000. The amount of the allowance is based upon probable future events which can be reasonably estimated.

     Additionally, as part of its normal sales program, the Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. Such charges amounting to $367,118 for the third quarter of Fiscal 1998 are included in selling expenses in the accompanying statement of operations.


7.  Transactions with Related Parties.

A. Prior to 1993, the Company owned and operated an aircraft. During Fiscal 1993, the aircraft was sold to an officer and director of the Company. The Company has been leasing airplane services from the officer and director since that time. During the first quarter of Fiscal 1998, the board of directors determined to acquire an airplane for the Company and approved the acquisition of an airplane from Mr. Fountain for $1,375,000. The Company issued a note payable to Mr. Fountain for $415,821 and assumed the balance of a note payable to General Electric Capital Corporation for $959,179.

B. The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                          Nine Months Ended
                                             March 31,
                                        1998           1997
                                      ________________________

Apartments            - rentals  $      3862    $     8,740

R.M. Fountain, Jr.    - aircraft
                        rental       137,219        161,872
                                   -----------    -----------
                                 $   141,081    $   170,612
                                   ===========    ===========

     At March 31, 1998 the Company had travel advances and other receivables
from employees in the amount of $23,694.   For the nine months ended March
31, 1998 the Company paid interest expense of $17,672 to an Officer/Director of the Company.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                     (Unaudited - See Accountants' Review Report)

8.  Income Taxes.
     During the third quarter of Fiscal 1998 ending March 31, 1998, as the Company has previously used up all of its net operating loss carry-forwards, the Company has provided $312,618 for current income taxes.

9.  Stock Options.
     At March 31, 1998 there were 576,000 unexercised stock options, of which 516,000 were held by officers and directors of the Company at prices ranging from $3.583 to $8.167 per share. No options were exercised during the third quarter of this Fiscal year.

10. Earnings Per Share.
     In calculating earnings (loss) per common and common equivalent share, the net income was the same for the basic and diluted calculations. Additionally, the weighted average common shares and common equivalent shares outstanding for purposes of calculating earnings (loss) per share was as follows:

                                  For the Three months      For the nine months
                                      Ended March 31,           Ended March 31,
                                  ____________________      ___________________
                                    1998       1997          1998       1997
                                  __________ _________     _________ __________

Weighted average common           4,740,108  4,698,533     4,738,356  4,629,341
shares outstanding used in
basic earnings per share for
the years ending.

Effect of dilutive stock options    328,605          -       350,557    334,700
                                  __________  _________    __________ _________

Weighted average common shares
and potential dilutive common
equivalent shares outstanding
used in dilutive earning per
share                              5,068,713  4,698,533    5,088,913  4,964,041
                                  ___________ __________   __________ _________

For the three months ended March 31, 1997 the Company had 609,750 stock options that could potentially dilute earning per share in the future that were not in-cluded in the diluted computation because to do so would have been antidilutive for the periods presented.

11. Discontinued Operations.
     Net (liabilities) of discontinued operations at March 31, 1998 consisted of the following:

     Equipment, net                   507,464
     Accounts Payable                 (38,226)
     Warranty & returns reserve       (98,645)
     Customer Deposits                 (4,967)
     Estimated loss on disposal      (500,692)
                                     _________
                                   $ (135,066)
                                     _________

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

13.  Dissolution of Subsidiaries.

Effective October 1, 1997, Fountain Trucking,Inc., Fountain Sportswear, Inc., Fountain Aviation, Inc. and Fountain Unlimited, Inc. were dissolved. In connection with the dissolution of the subsidiaries,
the  operations  of  Fountain  Trucking,  Inc.  and   Fountain Sportswear,
Inc. were transferred to Fountain Powerboats, Inc.


Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

     The operating income for the third quarter ended March 31, 1998 was $1,410,922 or $.30 per share versus $(496,550) or $(-.10) per share for the corresponding period of the previous year. Operating income as a percent of sales for the third quarter of Fiscal 1998 was 11.1% versus (3.9%) for the same period the previous Fiscal year. The net income for the third quarter of Fiscal 1998 was $712,620 or $.15 per share. This compares to a net Loss amounting to $(418,171), or $(-.09) per share for the third quarter of Fiscal 1997. For the third quarter of Fiscal 1998, our actual net income was better than planned.

      Net sales were $12,699,853 for the third quarter of Fiscal 1998 as compared to $12,575,520 for the third quarter of the prior Fiscal year. Unit sales volume for the third quarter of Fiscal 1998 was 109 boats as compared to 122 boats for the third quarter of 1997. A smaller number of larger, higher priced, higher margin boats accounted for the overall higher sales volume than the third quarter of the previous Fiscal year.

     For the third quarter of Fiscal 1998, the gross margin on sales rose to $3,927,450 (30.9%) as compared to $2,643,756 (21.0%) for the third quarter of
Fiscal 1997.

     Selling expenses were $1,920,241 for the third quarter of Fiscal 1998 as
compared  to  $2,447,690 for the third quarter of last  year.   Most  of  the
decrease for Fiscal 1998 was in  boat shows and wages.

      General and administrative expenses were $641,287 for the third quarter of Fiscal 1998 as compared to $692,616 for the third quarter of last year. Most of the increase was in legal expense and wages.

      Interest expense for the third quarter of Fiscal 1998 was $199,734 as compared to $88,475 for the third quarter of last year. Interest expense for the first nine months of Fiscal 1998 was $480,867 as compared to $414,235 for the first nine months of Fiscal 1997. The increase in interest expense between the third quarter of Fiscal 1997 and the third quarter of Fiscal 1998 was primarily due to a change in the billing cycle following the December 1996 new credit agreement whereas several smaller loans were consolidated into a single loan with General Electric Capital Corporation.

     Other non-operating (income)/expense for the third quarter of Fiscal 1998 was $(21,934) as compared to $(110,052) for the third quarter of the last Fiscal year.

Financial Condition.

     The Company's cash flows for the Nine months ended March, 1998 are summarized as follows:

Net cash used in operating activities.......     $   664,911
         "   " used in investing activities.....  (5,816,469)
         "   " provided by financing activities.   2,457,820

        Net decrease in cash...................  $(2,693,738)
                                                  ===========

This net decrease compared to a $1,576,998 net increase for the first nine months of the prior fiscal year.

     Cash used in the nine months of Fiscal 1998 to acquire additional property, plant, and equipment (investing activity) amounted to $6,512,624 of which $1,060,026 was for plugs, molds, and other product tooling.

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

     For the remainder of 1998 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations.
Management believes that the Company's sales and production volume will continue to grow with a corresponding increase in net earnings and cash flow. Most of the Company's cash resources will be used to maintain and improve its plant and equipment, for new product tooling and for line startup in the new interim yacht facility. We anticipate finishing and shipping our first yacht during the fourth quarter.

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


PART II.  Other Information.

ITEM 2:   Change in Securities.

     There  were no change in securities during the third quarter  of  Fiscal
     1998.

ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

          (a) No Amendments on Form 8 were filed by the Registrant during the first nine months of Fiscal 1998.

          (b) No Current Reports on Form 8-K were filed by the Registrant during the first nine months of Fiscal 1998.








                                 SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
                               (Registrant)





     By:  /s/ Joseph F. Schemenauer         Date:   May 8, 1998
     Joseph F. Schemenauer
     Vice President, Chief Financial
     Officer, and Designated Principal
     Accounting Officer