Form 10-K
period 1998-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1998-09-28
CIK 764858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K

                                  (Mark One)
     X               ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE
                                  SECURITIES
                   EXCHANGE ACT OF 1934   {NO FEE REQUIRED]

                      For fiscal year ended June 30, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                    EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

           For the transition period from __________ to __________.

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

       Indicate  by check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [  X   ] Yes        [      ] No

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $ 15,313,752 at September 9, 1998 based upon a closing price of $6.00 per share on such date for the Company's Common Stock.

      As  of  September  9, 1998 there were 4,702,608 shares of  the  Company's
Common Stock issued of which 15,000 shares are owned by the Company's subsidiary Fountain Powerboats, Inc. and are regarded as treasury shares.

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

Products.

      Each of the Company's products is based upon a deep V-shaped fiberglass hull with a V-shaped pad and a notched transom. This design enables the boat to achieve performance and stability standards, which the Company believes are greater than those offered by any of its competitors, worldwide. As a result, the Company maintains that its boats are among the fastest, best-handling, and safest boats of their kind.

      In Fiscal 1994, the Company developed a new, high performance hull design for its boats. These new "positive-lift" designs increase speed significantly and give a softer ride by incorporating radically different keel lines with steps in the hull bottoms. Handling and fuel economy are also substantially improved with the new designs.

      All of the Company's sport boats, ranging from 25' to 51' are of inboard/outdrive or surface drive design. They are propelled by single, twin, or triple gasoline (or diesel) engines ranging from 310 HP to more than 900 HP each. Fountain also builds custom racing boats designed specifically for competition. The Company also produces outboard powered center consoles and outboard or stern drive cabin model offshore sport fishing boats ranging from 25' through 32'. Furthermore, the Company builds 29', 32', 38' and 47' sport cruisers. During the first half of Fiscal 1999, the company will introduce a Super Cruiser, 65 foot in length with a 16' beam. This is the first of a family of Super Cruisers to be introduced during the next several years.

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

      With most of the amenities of a traditional cruising yacht, the Fountain 47' Sport Cruiser is capable of speeds in excess of 70 mph with standard triple MerCruiser 502 EFI engines. A high performance diesel engine version is available for international use. This boat was named "The Outstanding Offshore Performance Boat" for 1992 and 1993 by Powerboat Magazine and "Best of the Best" for 1992 by Boating Magazine. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $328,000 to $394,000.

      The Company's 47' Lightning Sport Boat has been newly redesigned and restyled and operates at maximum speeds of 75 to 100 mph and is very stable and suited for long range cruising in offshore waters. Its sleek styling makes it particularly attractive. Depending primarily upon the type of engines and options selected, this boat retails at prices ranging from $343,000 to $648,000. This boat's standard features include an integrated swim platform, flush deck hatches, and an attractively appointed cockpit and cabin. This boat was cited by Powerboat Magazine as "The Outstanding Offshore Performance Boat" for 1988 and 1990. Equipped with special racing engines, this model set a new world speed record for V-hulled boats in February, 1996 at 131.941 mph.

      Introduced in Fiscal 1991, the 38' Sport Cruiser offers a scaled down version of the many amenities found on the 47' Sport Cruiser. This model has successfully incorporated the performance type sport boat's features without compromising the comforts found in a cruiser. Depending primarily upon the customer's choice of engines, the retail price of the boat is from $208,000 to $248,000.

      The 38' Fever Sport Boat operates at maximum speeds of between 70 and 100 mph. Its retail price ranges from $189,000 to $229,000, depending primarily upon the type of engines selected. This model was cited by Powerboat Magazine as "Offshore Performance Boat of the Year" for 1989 and, again, for 1991. It also captured an award from The Hot Boat Magazine for "Boat of the Year" for 1991.

      The 35' Lightning Sport Boat is similar in design to the 38' Fever, but operates at maximum speeds between 70 and 100 mph. Because of its smaller size and lighter weight, this model can achieve greater speeds than a 38' Fever when equipped with the same size engines. The 35' Lightning was named by Powerboat Magazine "Offshore Boat of the Year" for 1981 and 1995. It has also captured that magazine's title, "Outstanding Offshore Performance Boat" for 1980,1981,1982,1983,1984, and 1987. This boat retails at prices ranging from $150,000 to $192,000, depending primarily upon the type of engines selected.

      Fountain's 32' Fever Sport Boat was introduced during Fiscal 1991 to satisfy the market's demand for a mid-size sport boat between the 29' Fever and the 35' Lightning. This model combines many of the advantages of both the 29' model the 35' model. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $118,000 to $150,000.

      The 29' Fever single engine is one of the most popular boats in our line. It operates at a maximum speed of 54 to 73 mph and retails between $79,000 and $100,000 depending on engine size. It has great balance and speed for a single engine and for its size really handles the big waters.

      Fountain's 27' Fever sport boat has a single engine. It was added to the line in order to enable the first time offshore performance boat buyer to acquire a Fountain powerboat at a very affordable price. This model won an award from Powerboat Magazine for "The Full Size Boat of the Year" for 1991 and 1992. It also captured that magazine's award for "Outstanding full-size Workmanship" for 1995. Depending primarily upon the type of engine selected the retail price of this boat is from $65,000 to $81,000.

      In 1990, the Company began its offshore sport fishing program with a 31' sport fishing model which features a center console design and incorporates the same high performance, styling, and structural integrity as its sport boat models. It has a deck configuration engineered for the knowledgeable, experienced sport fisherman. This boat has won the Southern Kingfish Association's World Championship for five of the last seven years and has won more than 50% of the top ten positions over the same period.

      In Fiscal 1992, Fountain added substantially to its sport fishing boat line. An all-new 29' twin engine center console model and an all-new 25' single engine center console model were introduced to extend the product line. The design, construction, and performance of these new models, together with the proven features of the 31' center console model, make a line which in management's view will appeal to many experienced sport fishermen.

      To further enhance its sport fishing boat line, the Company introduced a new 31' walk around cabin model based upon the proven 31' center console hull design. This model features a deck design, which incorporates a walk-in cabin, enclosed head with shower, and a full galley. With twin outboard engine power, this model is produced either as a fishing boat for the serious angler or as a purely recreational sport boat type cruiser.

      During Fiscal 1993, the Company introduced both 25' and 29' walk around cabin fishing boats with outboard engine power and a new 32' walk around cabin model fishing boat with inboard power. Other new product introductions for Fiscal 1994 were the 25' and 29' walk around cabin model fishing boats with inboard power.

      For Fiscal 1998, the Company introduced an all-new surface drive sport boat, the 51' Lightning. This boat comes with the Company's new second-generation positive lift hull. The 42' Lightning was also new for 1998. It comes with the new style deck with full wrap around windshield, canvas top and the all-new positive lift hull, which will increase speed, stability and ride comfort. Fountain will also launch into the yacht market with the introduction of the all-new 65' Supercruiser during the first half of Fiscal 1999. This performance yacht will be much faster than the competition, while still providing all the comforts of a luxury yacht through the use of Fountain's all new super ventilated positive lift hull equipped with Fountain's all new Surface Drive System.

      During the last quarter of Fiscal 1997, the Company introduced the Fountain Drive System. Fountain developed this state of the art drive system which will revolutionize performance boating. This new technology matches Fountain's Super Ventilated Positive Lift Hull with a highly efficient surface drive system. Born from the Fountain's racing heritage this revolutionary system offers increased speed and efficiency, better rough water handling, stainless steel components to minimize corrosion, greater horsepower capacity and less component parts and gears for better transfer of horsepower to the water. Fountain continues to strive to offer the latest in performance technology in each and every boat we build. Never before has a production boat company offered such technology to its customers.

      Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:

                         Fiscal              Fiscal              Fiscal
                          1998                1997                1996

Sport boats  .             324                 336                 295

Sport cruisers .            9                   14                  20

Sport fishing boats   .    116                 128                 109
                          ------              ------              ------
     Total                 449                 478                 424
                          ====                 ====                ====

      The Company conducts research and development projects for the design of its plugs and molds for hull, deck, and small parts production. The design, engineering, and tooling departments currently employ approximately 62 full-time employees. Amounts spent on design research and development and to build new plugs and molds in recent years were:

                                 Design           Construction
                              Research &          of New Plugs
                              Development         and Molds

Fiscal 1998     .....          $575,918           $2,010,634

Fiscal 1997     .....           635,652            1,684,274

Fiscal 1996     .....           234,425              878,274

      For Fiscal 1999, planned design research and development expenses are $700,000 and plug and mold construction expenditures are approximately $1,500,000. These expenditures will be primarily to complete the tooling for new sport boat decks and interiors plus initiation of the first in the new mid-line cruiser line along with the second model in the new Supercruiser line. Details are not yet complete and will be released in the near future.

     Manufacturing capacity is sufficient to accommodate approximately 30 to 40 boats in various stages of construction at any one time.

       Construction of a boat currently made, depending on size, takes approximately three to five weeks. Construction of the all new wide beam Super Cruisers is expected as follows: A 40' in six weeks, a 50' in ten weeks and a 65' in twelve weeks. The Company, with additional personnel, currently has the ability to manufacture approximately 500 sport and fishing boats and 15-20 yachts per year. The Company can further expand its manufacturing capacity by adding additional personnel, plant, equipment, and tooling.

      The manufacturing process for the hulls and decks consists primarily of the hand "laying-up" of vinylester resins and high quality stitched, bi-directional and quad-directional fiberglass over a foam core in the molds designed and constructed by the Company's engineering and tooling department. This creates a composite structure with strong outer and inner skins with a thicker, light core in between. The "laying-up" of fiberglass by hand rather than using chopped fiberglass and mechanical blowers, results in superior strength and appearance. The resin used to bind the composite structure together is vinylester, which is stronger, better bonding, and more flexible than the polyester resins used by most other fiberglass boat manufacturers. Decks are bonded to the hulls using bonding agents, rivets, screws and fiberglass to achieve a strong, unitized construction.

     As one of the most highly integrated manufacturers in the marine industry, the Company manufactures many metal, plexiglass, plastic, and small parts (such as gas tanks, seat frames, steering systems, instrument panels, bow rails, brackets, T-tops, and windscreens) to assure that its quality standards are met. In addition, the company also manufacturers all of its upholstery to its own custom specifications and benefits from lower costs as it receives parts just in time for assembly and achieves considerable savings. All other component parts and materials used in the manufacture of the Company's boats are readily available from a variety of suppliers at comparable prices exclusive of discounts. However, where practicable, the Company purchases certain supplies and materials from a limited number of suppliers in order to obtain the benefit of volume discounts.

     Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the Environmental Protection Agency and state pollution control agencies which require reports and inspect facilities to monitor compliance with their regulations. The Company's cost of compliance with environmental regulations has not been material. The Company's manufacturing facilities are regularly inspected by the Occupational Safety and Health Administration and by state and local inspection agencies and departments. The Company believes that its facilities comply with substantially all regulations. The Company, however, has been informed that it may incur or may have incurred liability for re-mediation of ground water contamination at two hazardous waste disposal sites resulting from the disposal of a hazardous substance at those sites by a third-party contractor of the Subsidiary. (See item 3. Legal Proceedings.)

     Recreational powerboats must be certified by the manufacturer to meet U.S. Coast Guard specifications. In addition, their safety is subject to federal regulation under the Boat Safety Act of 1971, as amended, pursuant to which boat manufacturers may be required to recall products for replacement of parts or components that have demonstrated defects affection safety. The Company has never had to conduct a product recall.







Sales and Marketing.

      Sales are made through approximately 50 dealers throughout the United States. The Company also has 14 international dealers. These dealers are not exclusive to the Company and carry the boats of other companies including some, which may be competitive with the Company's products. The territories served by any dealer are not exclusive to the dealer. However, the Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers.

Following is a table of sales by geographic area for the last three fiscal years:





                         Fiscal `98          Fiscal `97       Fiscal `96

United States  ........$46,068,495         $48,346,485       $40,545,235

Canada, Mexico, Central
and South America  .....$2,639,523         $ 1,047,913       $  658,738

Europe and
the Middle East  ...... $1,834,524         $   752,801       $  394,078

Asia .................. $  109,495         $   367,126       $      -0-
                     -------------            -------------  ----------

Total       ...........$50,652,037         $50,514,325     $ 41,598,051
                          ========           ========          =======


     The Company has a growing international advertising program and is seeking additional distribution for its products in foreign markets through its own sales representative. In general, the Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales nor risk related to foreign currency fluctuation. The Company believes that within several years, foreign sales could account for up to 10-20% of its total sales.

      For Fiscal 1998 one dealer accounted for 6.7% of sales, one for 6.3% and one other dealer accounted for more than 5% of sales. For Fiscal 1997 one dealer accounted for 6.6% of sales and two other dealers each accounted for more than 5% of sales. For Fiscal 1996 one dealer accounted for 10.2% of sales and three other dealers each accounted for more than 5% of sales. The Company believes that the loss of any particular dealer would not have a materially adverse effect on sales. As sales continue to grow through more dealers, it is reasonable to assume the Company will grow less dependent on any one dealer.

      Field sales representatives call upon existing dealers and develop new dealers. The field sales force is headed by the Fountain National Director of Sales who is responsible for developing a full dealer organization for sport boats, sport cruisers, sport fishing boats and now yachts. The Company is seeking to establish separate sport boat and fishing boat dealers in most marketing areas due to the specialization of each type of boat and the different sales programs required.

      Although a sales order can be cancelled at any time, most boats are pre-sold to a dealer before entering the production line. The Company generally has been able to sell to another dealer any boat for which the order has been cancelled. To date, cancellations have not had any material effect on the Company. The Company normally does not manufacture boats for inventory.

      The Company ships boats to its dealers on a cash on delivery basis. However, approximately one-half of the Company's shipments are made pursuant to commercial dealer "floor plan financing" programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat, net of shipping charges, directly to the Company. Generally, payment is made to the Company within seven business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. For the 1998 model year (which commenced July 1, 1997), the Company had made arrangements to pay all interest charged to dealers by certain floor plan lenders for up to six months. This and other incentives to the dealers have resulted in relatively level month to month production and sales. After six months, the free interest program ends and interest will be charged to the dealer at the rates set by the lender. The dealers will make curtailment payments (principal payments) in the boats as required by their particular commercial lenders. Similar sales promotion programs were in effect during Fiscal 1997, 1996, and 1995.

     Each dealer's floor plan credit facilities are secured by the dealer's inventory, letters of credit, and perhaps, other personal and real property. In connection with the dealer's floor plan arrangements, the Company (together with substantially all other major manufacturers) has agreed to repurchase any of its boats, which a lender repossesses from a dealer and returns to the Company. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats  with  respect  to  which  the dealer has defaulted  (See  also  Item  7,
Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company participates in floor plan arrangements with several major third-party lenders on behalf of its dealers, most of who have financing arrangements with more than one lender. Except as described above, or where it has a direct repurchase agreement with a dealer, the Company is under no material obligation to repurchase boats from its dealers. From time to time the Company will voluntarily repurchase a boat for the convenience of the dealer or for another dealer who needs a particular model not readily available from the factory. The marketing of boats to retail customers is primarily the responsibility of the dealer, whose efforts are supplemented by the Company through advertising in boating magazines and participation in regional, national, and international boat shows. Additionally, in order to further promote its products, the Company developed a racing program to participate in the major classes of offshore powerboat races, many of which are regularly televised on programs such as ESPN. Additionally, Fountain single, twin and triple engine racing boats currently hold their respective world speed records. The result of these racing victories and world speed records has established the Company's products as the highest performing and safest designed offshore boats. The Company believes that the favorable publicity generated by its performance programs contribute to its sales volume. The Company Founder and C.E.O., Reggie Fountain, has raced a limited schedule since 1992, and won numerous races in both factory and customer boats; he has also set numerous speed records in both factory and customer boats. These Fountain race boats were, in general, very successful in the various racing circuits in which they competed. The Company constructed two race boats during Fiscal 1997 and implemented a racing program during Fiscal 1998, of which a major engine manufacturer is a sponsor. In Fiscal 1998, the company completed the structure of its racing program with a third boat and captured several world speed records through the summer of calendar 1998 with the 100th victory completed by Reggie Fountain in New York City in September.

        As part of the marketing program for its new line of sport fishing boats, the Company sponsors several outstanding sport fishermen in the Southern Kingfish Association's King Mackerel Tournaments. This competitive circuit is held throughout the Southeast. In Fiscal 1992, the Company's boats and sponsored fishermen dominated the tournaments by winning four of the top five spots. One Fountain fisherman, Clayton Kirby, was named "Angler of the Year" and finished in first place. Again, in Fiscal 1993, a Fountain fisherman took first place. Fountain fishermen also won second place and 11 of the top 15 spots in Fiscal 1993. Since Fiscal 1993, the Fountain fishing team has continued to place high in the final standings winning five of the last seven S.K.A. world championships. The Southern Kingfish Association's tournaments are held weekly and attract from one hundred to one thousand entrants with prizes ranging up to $350,000. The winning participation by Fountain sport fishing boats has given them favorable exposure to serious sport fishermen, in particular with respect to the superior performance of Fountain's fishing boat line.

Sales Order Backlog.

     The sales order backlog as of mid September 1998 was for approximately 200 boats having an estimated sales value of $20,000,000. All of the backlog is generally shipped within 6 months. This compares to an equivalent backlog at this time in September 1997 and 1996. During the last year, the Company's performance boats' increase in sales value to a greater degree than fishing boats has increased the overall average unit price. Later this year, with the formal introduction of the new 65' yacht, which has not been included in backlog numbers, the Company believes that its average unit price and margins will increase significantly. The Company's Fall Dealer Allocation Program is designed to promote early replenishment of the stock in Dealer inventories depleted throughout the prime spring and summer selling seasons.

Product Warranty.

     The Company warrants its boats against defects in material and workmanship for a period of three years. The engine manufacturer warrants engines included in the boats. Warranty expenses of $531,062 were incurred in Fiscal 1998 and were charged-off against net income. A reserve for warranty expenses estimated to be incurred in future years had been recorded and amounted to $500,000 at June 30, 1998. For 1997, warranty costs were $707,202 or 1.4 percent of sales. Warranty cost as a percentage of sales are among the lowest in the marine industry thereby reflecting the Company's superior construction of its boats.


Competition.

     Competition within the powerboat manufacturing industry is intense. While the high performance sports boat market comprises only a small segment of all boats manufactured, the higher prices commanded by these boats make it a significant market in terms of total dollars spent. The manufacturers that compete directly with the Company in its market segment include:

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

      The market for fishing boats is much larger than the one for sport boats, but there are many more fishing boat manufacturers than there are sport boat manufacturers.

      The Company believes that its current owners, many whom have purchased multiple and increasingly larger boats from the Company regenerate a ready waiting market for its expansion into the cruiser and yacht market.


Employees.

      As of September 1, 1998 the Company had 376 employees, of whom ten were executive and management personnel. Twenty-three were engaged primarily in administrative positions including accounting, personnel, marketing and sales activities. None of the Company's employees are party to a collective bargaining agreement. The Company considers its employee relations to be satisfactory. The Company is an affirmative action, equal opportunity employer.


Item 2.  Properties.


      The Company's executive offices and manufacturing facilities are located on 66 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $9,129,622 at June 30, 1998

      The  operating facility contains buildings totaling 229,280  square  feet
located on fifteen acres.   The buildings consist of the following:

                    Approximate
                    Square Footage      Principal Use

Building 1 ..........      13,200       Executive offices,  shipping and
                                        receiving, and paint shop.

Building 2 ..........       7,200       Final prep shop.

Building 3 ..........      75,800       Lamination, upholstery, final,
                                        assembly, inventory, and
                                        cafeteria.

Building 4 ..........      14,250        Woodworking.

Building 5  ..........     26,800        Mating, small parts lamination.

Building 6 ..........      23,800        Metal fabrication.

Building 7  ..........     15,720        Racing, service, and warranty.

Building 8 ..........       8,750        Lamination extension area.

Building 9...               4,800        Mold Storage.

Building 10....            26,960        Fabrication, sportswear sales.

Building 11....            12,000        Yacht manufacturing.
                         ----------
  Total .............     229,280
                           ======

     The results of the heavy expenditures in property, plant and equipment also include additions of a travellift bay, boat ramp and docking facilities along a 600-foot canal leading to the Pamlico River. In addition, approximately 200,000 square feet of concrete paving surrounds the buildings and provides for employee parking. The present site can accommodate an addition of up to 300,000 square feet of manufacturing space.


Item 3.  Legal Proceedings.

      The Company's subsidiary was notified by the United States Environmental Protection Agency ("EPA") and the North Carolina Department of Environment, Health and Natural Resources (NCDEHNR") that it has been identified as a potentially responsible party ("PRP") and may incur, or may have incurred, liability for remediation of contamination at the Spectron/Galaxy Waste Disposal Site in Elkton, Maryland, and the Seaboard Disposal Site, in High Point, North Carolina, also referred to as the Jamestown, North Carolina site, respectively, resulting from the disposal of hazardous substances at those sites by a third party contractor of the Company, which has been informed the EPA and NCDEHNR ultimately may identify a total of 1,000 to 2,000, or more, PRP's with respect to each site. The amounts of hazardous substances generated by the Company and disposed of at these sites are believed to be minimal in relation to the total amount of hazardous substances disposed of by all PRP's at such sites. At present, the environmental conditions at the sites and the cost of remediation, to the best of the Company's knowledge, have not been determined fully by the EPA and NCDEHNR, respectively, and the Company is not able to determine at this time the amount of any potential liability it may ultimately have in connection with remediation at either site. Without any acknowledgement or admission of liability, the Company has made payments as a non-performing cash-out participant in an EPA-supervised response and removal program at the Spectron/Galaxy Site, and in NCDEHNR-supervised removal and preliminary assessment program at the Seaboard Disposal Site. A cash-out proposal for the next phase of the project is expected to be forthcoming from the PRP Group for the Spectron/Galaxy Site. According to the PRP Group, the Company's full cash-out amount is estimated to be approximately $10,000 for the Spectron/Galaxy Site in Elkton, Maryland, based on an estimated 3,304 gallons of waste disposed of at that site by the Company. A cash-out proposal in the approximate amount of $66,000, based on an estimated 19,245 gallons of waste, is anticipated from the PRP Group for the Seaboard Disposal Site in North Carolina following completion of a Remedial Investigation and Feasibility Study in late 1998, according to the PRP Group administrator. Any cash-out agreement will be subject to approval by EPA and NCDEHNR, respectively.

      As of June 30, 1998, the Company's chief operating subsidiary was a defendant in six product liability suits. In the Company's opinion, these lawsuits are without merit and, therefore, the Company is vigorously defending its interests in such suits. The Company carries sufficient product liability insurance to cover attorney's fees and any losses that may occur from such suits, over and above applicable insurance deductibles.

      On June 9, 1998, and Order was entered in U. S. District Court for the Eastern District of North Carolina, regarding a settlement among the parties in a trademark infringement suit involving the Company's chief operating subsidiary, Fountain Powerboats, Inc., Mark Spencer, Spencer Communications, and Michael Jordan, a professional basketball player. A description of the litigation is contained in the Company's Annual Report on Form 10-K for June 30, 1997, filed with the Commission on October 14, 1997, which description is incorporated by reference herein.

      On June 16, 1998, a court-mediated settlement was reached among the Company and Gary D. Garbrecht, Marcia K. Garbrecht, and Mach Performance, Inc., of a lawsuit filed by the Company and its subsidiary in U. S. District Court for the Eastern District of North Carolina; the settlement also concludes another suit filed by the Company in Beaufort County Superior Court, Washington, North Carolina, against an affiliate of the Garbrechts, P.R.O.P. Tour, Inc. A description is incorporated by reference herein.

     The Company is involved in litigation in Texas and North Carolina with one of its dealers in Austin, Texas, concerning termination of the dealer agreement. The Company's position is that the dealer agreement is non-exclusive, allowing the Company to have other dealers in the Austin, Texas area. The Company is seeking a declaratory judgment that the dealer terminated the agreement or, alternatively, that the dealer is bound by the agreement and should fulfill its inventory-stocking obligation. The Company intends to vigorously defend its interests in this matter.


Item 4.  Submission of Matters to a Vote of Security Holders.

The only matter submitted to the Shareholders for a vote during the last quarter of Fiscal 1998 was the notice of annual meeting with revocable proxy for election of Director Nominees and ratification of the Board's selection of Pritchett, Siler & Hardy, P.C., Certified Public Accountants, as the Company's independent public accountants.



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

      The following table contains certain historical high and low price information relation to the common stock for the past quarter indicated. Amounts shown reflect high and low sales prices of the common stock on the Nasdaq National Market System since August 28, 1996 and the American Stock Exchange prior to such date:

      Quarter Ended                 High           Low

      September 30, 1995     ...    5.50          3.59
      December 31,  1995     ...    4.09          3.50
      March 31,   1996       ...    4.00          3.50
      June  30,  1996        ...    7.92          3.79

      September 30, 1996     ...    8.08          5.69
      December 31, 1996      ...   12.33          7.75
      March    31,    1997   ...   16.08         10.65
      June   30,   1997      ...   13.16          9.50

      September 30, 1997     ...   14.88          9.00
      December 31, 1997      ...   15.38          8.88
      March 31, 1998         ...   12.75          8.50
      June    30,   1998     ...   13.00          8.93

      The Company has not declared or paid any cash dividends since its inception. Any decision as to the future payment of dividends will depend on the Company's earning, financial position and such other factors, as the Board of Directors deems relevant.

      The number of shareholders of record for the Company's common stock as of September 9, 1998 was approximately 1500.


Item 6.  Selected Financial Data

               Fountain Powerboat Industries, Inc. and Subsidiary
                             Selected Financial Data
                         Fiscal Years 1994 through 1998

                                                  Year Ended June 30,
Operations Statement Data: -------------------------------------------------------------------
     (Period Ended)                 1998         1997          1996        1995           1994
-----------------------      --------------   -----------   --------      -------     ----------
Sales ........................  $50,652,037   $50,514,325  $41,598,051  $38,727,329   $22,240,212

Net Income (loss) ...........   $ 2,740,487   $ 1,239,951  $ 3,680,034  $ 2,047,876   $(2,993,344)

Income (loss) per share ..        $  .58       $  .27         $ .81        $ .45       $ (.67)

Weight average shares
     outstanding ..........        4,751,779    4,664,251    4,528,608    4,528,608    4,452,856

Fully diluted earnings (loss)
     per share ..............     $  .54    $    .24          $ .77        $ .45          N/A

Fully diluted weighted average
     shares outstanding ...        5,110,090    5,093,289    4,573,153    4,539,694      N/A

Balance Sheet Data
(At Period End)
-----------------------------------
Current assets ...............    $12,718,535  $10,997,133  $ 8,378,341  $ 6,185,727   $ 5,365,619

Total Assets .................    $32,497,393  $23,713,896  $18,498,104  $16,334,757   $16,266,787

Current Liabilities ..........    $10,289,985  $ 6,305,212  $ 6,180,476  $ 6,081,298   $14,976,570

Long-term debt ...............    $ 9,499,895  $ 8,047,039  $ 5,433,184  $ 7,049,049   $   133,683

Stockholders' equity (1) ....     $11,780,706  $ 9,361,645  $ 6,884,444  $ 3,204,410   $ 1,156,534

-----------------(1) The Company has not paid any cash dividends since its inception.


Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of  Operations.

      As described more fully below at "Business Environment", approximately half of the Company's shipments to dealers were financed through so-called "100% floor plan arrangements" with third-party lenders pursuant to which the Company may be required to repurchase boats repossessed by the lenders if the dealers defaults under his credit arrangement. The other half of shipments was C.O.D. or payment prior to shipment.

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

      At June 30, 1998, 1997 and 1996, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company's written sales program and there were no direct repurchase agreements. This was because of much improved market conditions and strong ongoing consumer demand for boats. Therefore, there were no deferred sales or cost of sales estimated at June 30, 1998, 1997, and 1996. The differences between the estimates for deferred sales and deferred cost of sales at June 30, 1995 and June 30, 1996 had the effect of increasing the gross margin on sales and net income after taxes for the year by $14,148. There was no such effect on Fiscal 1998 and 1997.

      The Company has a contingent liability to repurchase boats where it participates in the floor plan financing made available to its dealers by third-party finance companies. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company may be required to repurchase the boat. The Company had a contingent liability of approximately $8,600,000 at June 30, 1998, $8,600,000 at June 30, 1997 and $7,200,000 at June 30, 1996 for the shipment of boats, which remained uncollected by the finance companies at those dates. The lesser contingent liability at June 30, 1996 is due to fewer boats being floor planned by dealers with finance companies. Additionally, at June 30, 1998, 1997 and 1996, the Company had recorded reserves of $200,000, $200,000 and $207,359, which represent losses which may be reasonably expected to be incurred on boat repurchases in future years.

Business Environment.

      The Company's Sales have continued to increase each year. Sales for 1998 were $50,652,037. The sales volume for Fiscal 1998 was in line with the stable environment in the overall recreational boating industry. Plant utilization stands at about 80% until full production of the new 65' yacht is achieved.

      Sales for Fiscal 1997 were $50,514,325, a 21% increase from sales for Fiscal 1996. Sales for Fiscal 1996 were $41,598,051.

       In Fiscal 1998, the Company continued to advertise and market aggressively. Management believes that the Company's advertising, marketing, racing, and tournament fishing programs, as well as, its reputation as the builder of the highest quality, best performing, and safest high performance boats in the industry, all contributed in maintaining our performance market share.

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

      No boats were repurchased in Fiscal 1998, 1997 and Fiscal 1996 in connection with floor plan arrangements. Five boats were repurchased during Fiscal 1995 in connection with floor plan arrangements. At June 30, 1998 and 1997, the Company had recorded a $200,000 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years.

Results of Operations.

      Net income for Fiscal 1998 was $2,740,487 or $.58 per share outstanding. This compares to net income for Fiscal 1997 of $1,239,951, or $.27 per share. The change in net income was primarily due to a discontinued operations loss and write-down of assets of a Subsidiary, Fountain Power, Inc. for $2,829,881 in Fiscal 1997. (See Note #14).

      Operating income decreased slightly from $4,520,333 in Fiscal 1997 to $4,084,388 in Fiscal 1998. Income from continuing operations (before the loss and write-down due to Fountain Power, Inc.) decreased (primarily due the Company's current tax liability) in Fiscal 1998 to $2,439,556 from $4,069,832 in Fiscal 1997.

      Net income for Fiscal 1996 was up due to an improvement in sales volume, production efficiencies and a favorable sales mix. Also, income was bolstered by inclusion of a non-recurring $800,000 discount earned for the early retirement of indebtedness to a vendor. Sales were $41,598,051 for Fiscal 1996, or up by 7% from the previous year.


      The Company's gross profit margin as a percentage of sales changed slightly to 24.8% in Fiscal 1998 from 26.8% in Fiscal 1997 and 22.3% in Fiscal 1996. The change in the gross margin percentage was due to the overall sales mix of boats and production efficiencies.

      Depreciation expense was $1,953,207 for Fiscal 1998, $1,642,975 for Fiscal 1997, and $1,536,479 for Fiscal 1996. Depreciation expense by asset category was as follows:

                               Fiscal        Fiscal       Fiscal
                                1998          1997         1996

Land  improvements ........ $   29,504    $    22,468  $   20,595

Buildings  ................ $  239,187    $   231,546  $  260,580

Molds   &   plugs  ........ $1,112,705    $ 1,041,217  $  980,104

Machinery  &  Equipment ... $  353,102    $   295,829  $  225,654

Furniture  &  fixtures  ....$   15,238    $    24,572  $   11,114

Transportation  equipment ..$  129,722    $    27,343  $   38,432

Racing Equipment.....       $   73,749
                            ----------    -----------   ---------
Total                       $1,953,207    $ 1,642,975   $1,536,479
                             ========       ========     ========

           Following is a schedule of the net fixed asset additions during Fiscal 1998 and Fiscal 1997.

                           Fiscal 1998        Fiscal 1997

Buildings    .............  $  240,003         $  360,231

Land  and Improvements....  $   35,537         $  315,605

Molds  and plugs    ......  $2,050,745         $1,684,274

Construction  in Progress.. $3,139,725         $  809,506

Machinery  & equipment .....$  512,933         $  649,895

Furniture & fixtures   .....$   24,495         $   18,767

Transportation equipment ...$1,458,079         $   41,718

Racing equipment......      $1,335,163         $      -0-
                            -----------        -----------
Total                       $ 8,796,680        $ 3,879,996
                             =========          =========

      Selling expenses were $5,687,097 for Fiscal 1998, $6,463,875 for Fiscal 1997, and $4,285,923 for Fiscal 1996. The Company continued to promote its products primarily by magazine advertising in Fiscal 1998. Advertising expense was $1,166,633 for Fiscal 1998, $1,267,822 for Fiscal 1997, and $849,627 for
Fiscal 1996. These advertising expenditures continue to promote the Company's visibility in the recreational marine industry and its boat sales. Management believes that advertising is necessary in order to maintain the Company's sales volume and dealer base.

      Additionally, in an effort to further promote its products, the Company continued its offshore racing and tournament fishing programs. These programs cost $953,928 in Fiscal 1998, $1,256,631 in Fiscal 1997 and $867,743 in Fiscal
1996.   As  previously noted, the Company curtailed its offshore racing  program in Fiscal 1992 and sold its last remaining race boat, but continued a limited racing program and its tournament fishing program through Fiscal 1997. The Company commenced construction of two race boats during late Fiscal 1997 and began a racing program during Fiscal 1998.

     Selling expenses compared for the past three fiscal years were as follows:

                         Fiscal 1998         Fiscal 1997    Fiscal 1996

Offshore racing and
  tournament fishing   ..$     953,928       $ 1,256,631     $ 867,743

Advertising   ...........$   1,166,633       $ 1,267,822     $ 849,627

Salaries & commissions ..$     939,541       $ 1,029,810     $ 578,170

Boat Shows   ............$     446,706       $   452,859     $ 285,321

Dealer incentives  ......$   1,031,611       $ 1,286,649     $ 285,321

Other selling expenses ..$   1,148,678       $ 1,170,104     $ 750,828
                           -----------       -----------    ----------
Total                    $   5,687,097       $ 6,463,875     $4,285,923
                             =========         =========     =========

      General and administrative expenses include the finance, accounting, legal, personnel, data processing, and administrative operating expenses of the Company. These expenses were $2,725,146 for Fiscal 1998, $2,553,870 for Fiscal 1997, and $1,904,988 for Fiscal 1996. Most of the increase for Fiscal 1998 over Fiscal 1997 was in attorneys' fees. (See Item 3-Legal Proceedings)

      Interest expense was $833,932 for Fiscal 1998, $557,768 for Fiscal 1997, and $747,337 for Fiscal 1996. The increase in interest expense for Fiscal 1998 was primarily due to an overall increase in loan debt from the Fiscal 1997 consolidation loan from General Electric Capital Corporation.

      For Fiscal 1998, the Company recorded $500,000 in racing participation fees, which reduced our overall program cost for the year. Included in other income for Fiscal 1997 are consulting fees earned by the use of Mr. Fountain amounting to $260,000, and these have been assigned to the company. Included in other income for Fiscal 1996 is a non-recurring $800,000 discount earned for the early retirement of indebtedness to a vendor. Also included in other income for Fiscal 1996 are $610,420 of technical consulting fees earned by the Company by the use of Mr. Fountain. Under the terms of the consulting contract, the consulting fees ended entirely after Fiscal 1997.

Liquidity and Financial Resources.

      Operations in Fiscal 1998 provided $3,869,619 in cash. Net income plus depreciation expense provided cash amounting to $4,693,694. However, relatively large amounts were needed to finance investment activities in purchasing property, plant, equipment, inventory and molds. In addition, the new yacht construction with associated development costs added to the heavy use of cash. The ending cash balance was $1,376,984.

      Operations for the prior fiscal year 1997 provided $5,474,162 in cash. Net income plus depreciation expense provided cash amounting to $2,882,920. However, relatively large amounts were needed to finance investment activities in purchasing property, plant, equipment and molds. The loss from operations of the discontinued subsidiaries, Fountain Power, Inc. and Mach Performance,
Inc.  also  contributed  to  the  use of cash.   The  ending  cash  balance  was
$2,994,503.

      Operations  for  the Fiscal year 1996 provided $3,935,379  in  cash.   Net
income plus depreciation expense provided cash amounting to $5,216,513. However, relatively large amounts were needed to finance increases in accounts receivable and inventories. The ending cash balance was $1,360,619.

      Investing activities for Fiscal 1998 required $8,218,341, including expenditures for additional molds and plugs amounting to $2,050,745 and for property, plant and equipment for $6,745,936. Also, increases in other assets required $124,396.

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

      Financing activities for Fiscal 1998 provided $2,731,203. Included in this amount are proceeds from issuance of notes payable and long term-debt to
G. E. Capital Corporation for $3,362,137 and the retirement of previous long-term debt of $738,434.

      Financing activities for Fiscal 1997 provided $1,095,851. Included in this amount are proceeds from issuance of notes payable and long-term debt to
G. E. Capital Corporation for $8,500,000 and the retirement of all previous long-term debt of $6,427,060.

      Financing activities for Fiscal 1996 used $1,581,261. Included in this amount is $2,192,528 of indebtedness to a vendor, which was retired entirely during the year. Debt repayments to MetLife Capital Corporation and others amounted to $627,637.

      The net decrease in cash for Fiscal 1998 was $1,633,884, primarily due to the investment in facilities, equipment and molds. During Fiscal 1998, the Company borrowed the remaining $1,500,000 against the initial General Electric Capital Corporation loan, bringing the balance to $10,000,000, less the scheduled monthly principal reductions. During the first quarter of Fiscal 1999, the Company concluded negotiations for a new $4,000,000 promissory note with Transamerica Business Credit Corporation, which included restatement and amendment of certain existing promissory notes with General Electric Capital Corporation. For Fiscal 1999, the Company anticipates that the $1,376,984 beginning cash balance along with the proceeds of the additional financing and net income from Fiscal 1999 operations will be sufficient to meet most of the Company's liquidity needs of the year. The Company intends to concentrate on developing the new yacht assembly line in Fiscal 1999.

     Effective December 31, 1996, the Company concluded a new $10,000,000 term loan agreement with General Electric Capital Corporation repaying previous indebtedness to MetLife Capital Corporation, Deutsche Financial Services and others. At June 30, 1997, the total outstanding amount was $8,500,000 less scheduled monthly principal reductions.


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

      The Company's products are targeted at the segment of the powerboat market where retail purchasers are generally less significantly affected by price or other economic conditions. Consequently, management believes that the impact of inflation on sales and the results of operations will not be material.


The Year 2000.

      A current concern, known as the "Year 2000" or "Y2K" Bug is expected to effect a large number of computer systems and software during or after the year 1999. The concern is that any computer function that requires a date calculation may produce errors. The Year 2000 issue affects virtually all companies and organizations, including the Company. The Company plans on taking all steps necessary to prevent these errors from occurring. With respect to third party providers whose services are critical to the Company, the Company intends to monitor the efforts of such vendors, as they become Year 2000 compliant. Management is not presently aware of any Year 2000 issues that have been encountered by any such third party, which could materially affect the Company's operations. At present, the Company anticipates the costs of upgrading some of its software and hardware in order to avoid any problems resulting from the Millennium bug will cost approximately $300,000. There is no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues.

Cautionary Statement for Purposes of "Safe Harbor" Under the Private Securities Reform Act of 1995.

      The Company may from time to time make forward-looking statements, including statements projecting, forecasting, or estimating the Company's performance and industry trends. The achievement of the projections, forecasts, or estimates contained in these statements is subject to certain risks and uncertainties, and actual results and events may differ materially from those projected, forecast, or estimated.

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


                                   Part III

Item 10.  Directors and Executive Officers of Registrant.

     The Current directors of Registrant and its Subsidiary are as Follows:










REGINALD M. FOUNTAIN, JR., age 58, founded the Company's Subsidiary during 1979 and has served as its Chief Executive Officer from its organization. He became a director and President of the Company upon its acquisition of the Subsidiary in August, 1986. Mr. Fountain presently serves as Chairman, President, Chief Executive Officer, and Chief Operating Officer of the Company and its Subsidiary. From 1971 to 1979, Mr. Fountain was a world class race boat driver, and was the Unlimited Class World Champion in 1976 and 1978.

DARRYL M. DIAMOND, M. D., age 61, is a retired physician. From 1984 to 1986, Dr. Diamond served as a director of the Company's subsidiary.

GEORGE  L.  DEICHMANN,  III,  age  54, is  the  President  and  owner  of  Trent
Olds/Cadillac/Buick/GMC, an automobile dealership located in New Bern, North Carolina.

CRAIG F. GOESS, age 44, is the President and General Manager of Greenville Toyota, an automobile dealership located in Greenville, North Carolina.

GARY E. MAZZA, III, age 60, became a director of the Company on December 28. 1993. Mr. Mazza is a practicing attorney in the business, tax and international areas of the law in Annapolis, Maryland. He also practices law in New York and Virginia. He is the Chairman of Triangle Tractor & Trailer,
Inc., a Director of the American Red Cross of Maryland, and an Adjunct Professor at the University of Maryland. He is the founder, Executive Vice President, and General Counsel for Aerovias Quisqueana, C. por A., Santo Domingo, Dominican Republic. Prior to entering private practice, Mr. Mazza was the Director of the Legal Education Institute at the U.S. Department of Justice from 1977 to 1981. Prior to 1977, he served as the Director of Legal Training for the U.S. Civil Service Commission and as Senior Legal Advisor for the State Attorney General's Achievement Award. Mr. Mazza is a highly decorated retired United States Army Colonel.


FEDERICO PIGNATELLI, age 45, became a director of the Company on April 8, 1992. Mr. Pignatelli is the U.S. Representative of Eurocapital Partners, Ltd., and investment banking firm. From 1989 to April, 1992, he was a Managing Director at Gruntal & Company, an investment banking firm. From 1988 to 1989, he was General Manager of Euromobiliar Ltd., a subsidiary of Euromobiliare, SpA, a publicly held investment and merchant bank in Italy and Senior Vice President of New York and Foreign Securities Corporation, an institutional brokerage firm in New York. From 1986 to 1988, he was Managing Director at Ladenburg, Thalmann & Co., an investment banking firm. From 1980 to 1986, he was Assistant Vice President of E. F. Jutton International. Prior to 1980, he was a financial journalist. Mr. Pignatelli was elected as a director of the Company pursuant to the right of Eurocapital Partners, Ltd. to designate one member of the Board of Directors in connection with a private placement of the Company's Common Stock. Mr. Pignatelli also serves as chairman of BioLase Technology, Inc., a company which produces medical and dental lasers and endodontic products. Formerly, he served as a director of MTC Electronic Technologies Co., Ltd., a NASDAQ/NMS company, and of CST Entertainment Imaging, Inc., and American Stock Exchange Company engaged in colonizing black and white film.

MARK SPENCER, age 42, became a director on February 26, 1992. He founded Spencer Communications, an advertising public relations firm specializing in the marine industry, in 1987. Previously, Mr. Spencer began his journalism career at Powerboat Magazine in 1976. He was named Executive Editor of Powerboat Magazine in 1981 and served in that capacity until 1987. During the last seven years Mr. Spencer has served as on-camera expert commentator for ESPN covering the boating industry.


      In addition to Mr. Fountain, who is listed above as a director, other executive officers of the Company are as follows:

JOSEPH F. SCHEMENAUER, age 53, was appointed Vice President - Finance and Chief Financial Officer in September, 1997. Mr. Schemenauer has had twenty years experience as Chief Financial Officer and or Controller in the boating industry, primarily with Chris Craft Corporation (and its successors, Murray Chris Craft Sportboats, Inc. and Murray Chris Craft Cruisers, Inc.), Donzi Marine Corporation, Wellcraft and Triumph Yachts Divisions of Genmar Industries, Inc. and Luhrs Corporation.

BLANCHE C. WILLIAMS, age 64, has been Corporate Secretary and Treasurer of the Company since August, 1986, and has held the same positions with the Company's Subsidiary since it was formed during 1979. Mrs. Williams also served as Executive Assistant to the President from 1979 to 1988 and is currently serving in that capacity.

Item 11.  Executive Compensation.

      The following table sets forth the compensation awarded, paid to or earned by the Company's Chief Executive Officer, who was the only executive officer of the Company whose compensation exceeded $100,000 in Fiscal 1998, 1997, and 1996.

Name and Principal       Fiscal   Annual Compensation    Long-term Stock
                                ---------------------  ---------------------
   Position               Year  Salary(1)   Bonus(2)   Compensation  Options
---------------------    -----  --------    --------    ---------     ------
Reginald M. Fountain Jr.  1998  $350,000    $218,017    $ -0-         -0-
Chairman, President,Chief 1997  $350,000    $ 78,519    $ -0-         -0-
Executive Officer,and     1996  $232,154    $199,984    $ -0-         -0-
Chief Operating Officer (4)


(1) The Board of Directors increased Mr. Fountain's annual base salary to $285,000 for the period March 30, 1995 to March 30, 1996 and to $350,000 for Fiscal 1997 forward. The amounts shown do not include the value of certain personal benefits received in addition to cash compensation. The aggregate value of such personal benefits received was less than ten percent (10%) of the total cash compensation paid.

(2) The bonuses paid to Mr. Fountain for Fiscal 1996,1997 and 1998 were authorized by the Board on May 1, 1994. His bonus represents 5% of net income after the profit sharing distribution, if any, but before income taxes limited to a maximum of $250,000.

(3) Mr. Fountain does not participate in the Company's 401 (k) Plan and has no other long-term compensation, other than stock options.


      The Following table contains information concerning the grant of stock options to the named executive officer in Fiscal 1995:

Name.............................................  Reginald M. Fountain, Jr.

Number of securities underlying options/SARS granted ........450,000

Per cent of total options/SARS granted to employees
 in the fiscal year   ........................................100%

Exercise price...............................................$4.667

Expiration date...............................................8/04/05

Potential realizable value of assured stock-appreciation for option term based on a per share market price of the common stock on the last trading day prior to the day of grant of $4.667:

      Five  percent .......................................$ 1,320,678

      Ten  percent ........................................$ 3,346,859


      The following table contains information concerning the exercise of stock options and employment related options and information concerning unexercised stock options held as of June 30, 1998 by the named executive officer:

Name......................................       Reginald M. Fountain, Jr.

Shares acquired on exercise  ..........................      -0-

Market value at time of exercise less exercise price, or
 value  realized..................................           -0-

Number of unexercised options & warrants:

       Exercisable options.......................          480,000

       Non-Exercisable..........................             -0-

Value of unexercised in-the-money options at June 30, 1998,
       Exercisable......................................$ 3,121,599  (1)

(1) The closing sale price of the Common stock on Tuesday, June 30, 1998 was $11.125. Value equals the difference between market value and exercise price.

      In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 permits a company to choose either a new fair value based method of accounting for its stock based compensation arrangements or to comply with the current APB Opinion 25 intrinsic value based method adding pro forma disclosure of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 123 in 1997 using pro forma disclosures of net income and earnings per share. The impact of stock options on the Company's pro forma disclosures of net income and earnings per share calculations is disclosed in the "Notes To Consolidated Financial Statements" contained within this report.


Directors' Compensation.

      Directors of the Company currently do not receive any fees or other compensation for their services as directors, but they are reimbursed for travel and other out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors.

      In Fiscal 1995, each non-employee director (Messrs. Pignatelli, Mazza, Garbrecht, and Spencer) was granted non-qualified stock options to purchase 30,000 common shares at $3.5833 per share. These non-qualified stock options awarded to the outside directors were not under any of the Company's existing stock option plans. Mr. Pignatelli exercised a portion of his options to purchase 24,000 shares during Fiscal 1997 and Mr. Mazza exercised all of his options during July 1997. Mr. Garbrecht and Mr. Spencer retain their issued stock options of 30,000 shares each. Mr. Garbrecht resigned as a director in April 1997.

Employment Agreement.

      Reginald M. Fountain, Jr. serves as the Company's President, Chief Executive Officer, and Chief Operating Officer pursuant to an employment agreement entered into during 1989. The agreement provides for automatic extensions of one-year periods until terminated. Under the agreement, Mr. Fountain receives a base salary approved by the Board of Directors and an annual cash bonus based upon the Company's net profits before taxes. On May 1, 1994, the Board of Directors authorized an increase in the annual bonus payment to Mr. Fountain to 5% of net income after the profit sharing distribution but before income taxes limited to a maximum of $250,000. Bonuses of $218,017 for Fiscal 1998, $78,519 for Fiscal 1997 and $199,984 for Fiscal 1996 were earned by Mr. Fountain. The agreement terminates upon death or permanent disability. The current agreement replaced a similar agreement with Mr. Fountain that had been in effect from December, 1986 to 1989.


Profit Sharing Plan.

      No Profit Sharing Plan was authorized for Fiscal 1998 or Fiscal 1997. On May 1, 1994, the Board of Directors authorized a Profit Sharing Plan applicable to all eligible employees for Fiscal 1995. The profit sharing calculations were based upon the consolidated audited net income for the full fiscal year before income taxes. The actual profit sharing distribution for Fiscal 1995 was $376,614 and was paid in full to the eligible employees on August 12, 1995.

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

      The 1986 Plan provides that the purchase price per share of common stock provided for in options granted should not be less than 100% of the fair market value of the stock at the time the option is granted. However, in the case of an optionee who possesses more than 10% of the total combined voting power of all classes of the Company's stock, the purchase price shall not be less than 110% of the fair market value of the stock on the date of the grant.

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

      During Fiscal 1995, each of the four non-employee directors was granted non-qualified stock options to purchase 30,000 common shares at $3.5833 per share. These non-qualified stock options awarded to the outside directors were not under any of the Company's existing stock option plans. (See Directors' Compensation for status)



     An October 11, 1996 employment agreement with former director Gary Garbrecht provided him with 30,000 option shares, pursuant to the 1986 stock option plan, on Industries common stock exercisable at 12.25 per share to be granted in blocks of 5,000 option shares each year for the four year term of the employment contract starting October 11, 1998. Gary Garbrecht resigned employment with the Company April 29, 1997. On June 16, 1998, an order was entered in U. S. District Court for the Eastern District of North Carolina, whereas the above options were cancelled as part of an overall settlement agreement.

401 (k) Payroll Savings Plan.

      During Fiscal 1991, the Company initiated a 401 (k) Payroll Savings Plan (the "401 (k) Plan") for all employees. Eligible employees may elect to defer up to fifteen percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company matches twenty-five percent of the employee's deferred salary amounts limited to a maximum of five percent of their salaried amounts, or a maximum of one and one-fourth percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401 (k) Plan. There are no post-retirement benefit plans in effect.


Performance Table.

      The following table was prepared by Standard & Poor's Compustant Services, Inc. It compares the Company's cumulative total shareholder return with a stock market performance indicator (S. & P. 500 Index) and an industry index (S. & P. Leisure Time). The table assumes a base point of June 30, 1993 to be equal to $100.00 Accumulated returns are noted through June 30, 1998. Each time period covered by the table gives the dollar value of the investment assuming monthly reinvestment of dividends. The Company has never paid any cash dividends.

             Total Return To Shareholder's - Dividends Reinvested

                                     ANNUAL PERCENTAGE RETURN
                                           YEARS ENDING
Company / Index                 Jun94  Jun95  Jun96   Jun97  Jun98
FOUNTAIN POWERBOAT INDS         -55.82 142.14 100.03  28.25  13.14
INC
S&P 500 INDEX                     1.41  26.07  26.00  34.70  30.16
LEISURE TIME (PRODUCTS)-          0.87  21.45  30.63  25.61  20.51
500



                                INDEXED RETURNS
                        Base     Years Ending
                        Period
Company / Index         Jun93    Jun94  Jun95  Jun96  Jun97  Jun98
FOUNTAIN POWERBOAT INDS    100   44.18 106.98 213.98 274.43 310.49
INC
S&P 500 INDEX              100  101.41 127.84 161.08 216.98 282.42
LEISURE TIME (PRODUCTS)-   100  100.87 122.51 160.03 201.02 242.26
500


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

      The entire Board has also approved Mr. Fountain's employment agreement with the Company, more fully described above (Item 11), under "Employment Agreements", which provides for a minimum base salary and annual cash bonus equal to five percent of the Company's net profits after profit sharing distribution but before income taxes limited to a maximum of $250,000. Bonuses earned by Mr. Fountain for Fiscal 1998 were $218,017, for Fiscal 1997 amounted to $78,519 and for Fiscal 1996 amounted to $199,984.

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




      Name and                    Amount of Beneficial       Percent of
       Address                     Ownership                 Class (3)

Reginald M. Fountain, Jr.
P.O. Drawer 457
Whichard's Beach Road
Washington, N.C. 27889               2,569,372(1)              54.81%

Triglova Finanz, A.G.
P.O. Box 1824
52nd Street
Urbanization Obarrio
Torre Banco Sur, 10th Floor
Panama City, Republic of Panama        266,500(2)               5.69%


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


Directors and Officers. The following table sets forth the beneficial ownership of the Company's common stock as of September 15, 1998, for each of the Company's current directors, and for all directors and officers of the Company as a group.

Name and Address                        Amount of              Percent
                                        Beneficial                of
                                        Ownership              Class (3)

Reginald M. Fountain, Jr.(1)           2,569,372(2)                54.81%

Mark L. Spencer (1)                       33,400(2)                   (3)

Federico Pignatelli (1)                   10,000(2)                   (3)

Gary E. Mazza III (1)                     46,744                       (3)

Blanche C. Williams (1)                      800                       (3)

Darryl M. Diamond, M.D.(1)                   -0-                       (3)

George L. Deichmann, III(1)                  -0-                       (3)

Craig F. Goess  (1)                          -0-                       (3)

Joseph F. Schemenauer (1)                    -0-                       (3)

All directors and officers as
a group (6 persons)                    2,660,316 (2)                 56.75%



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

      Mr. Fountain loaned the Company $300,000 in November 1992 to supplement the Company's working capital. The loan was unsecured and bore interest at the rate of 12% per annum. Effective January 31, 1994, the Company's Board of Directors authorized the issuance of 129,858 additional common stock shares in consideration for the cancellation of this $300,000 debt to Mr. Fountain. The additional shares were issued at a price of $2.333 per share to Mr. Fountain and to Triangle Finance Ltd., a client of Eurocapital, Ltd. Mr. Federico Pignatelli is the U.S. representative of Eurocapital, Ltd. and is also a director of the Company. Mr. Fountain cancelled two thirds of the total amount of the debt ($202,000, including $200,000 of principal and $2,000 of accrued interest) for 86,572 common shares. Triangle Finance Ltd. repaid one-third of the total amount of the debt ($101,000, including $100,000 of principal and $1,000 of accrued interest) for 43,286 common shares. The Board of Directors determined that the price of $2.333 per share was fair to the Company after consideration of such factors as the common stock's book value, its then current market price, and recent private placements.

     No interest was paid to Mr. Fountain in Fiscal 1997, or 1995. The Company also paid rentals at what it believes to be their fair market values during the last three fiscal years to Mr. Fountain or to entities owned by him as follows:

                              Fiscal         Fiscal          Fiscal
                               1998           1997            1996

Apartment Rentals...........$   6,717     $ 17,260        $  15,380

R. M. Fountain, Jr.
     - airplane rentals ....$ 107,312     $296,498        $ 155,499

     -  interest ........   $  26,509        -0-              -0-

                            ---------      -------         ---------
                            $ 140,583     $313,758         $170,879
                             =======       =======          ======
(See Note 12)

      The rentals paid to Eastbrook Apartments and Village Green Apartments are primarily for temporary lodging for relocating and transient Company personnel and visitors. The rentals paid for the airplane are based upon the actual hours that the airplane was used for Company business plus a monthly stand-by charge for the exclusive use of the airplane. The airplane rentals ended in September 1997. During Fiscal 1993, Mr. Fountain purchased the airplane from the Company together with a parcel of real estate located at Morehead City, North Carolina. The Company recorded a profit on these transactions with Mr. Fountain amounting to $117,126. During the first quarter of Fiscal 1998 the Company purchased an airplane from Mr. Fountain for $1,375,000. Principal financing for the airplane is through General Electric Capital Corporation with a second note payable to Mr. Fountain for $415,821.

     Mr. Gary D. Garbrecht was a director of the Company through April 1997 and the President and sole shareholder of Mach Performance, Inc. which supplies the Company's subsidiary with some of its requirements for propellers and other accessory items. The Company paid Mach Performance, Inc. $254,623 in Fiscal 1997, $191,709 in Fiscal 1996, $254,696 in Fiscal 1995. The Company acquired Mach Performance, Inc. for 127,500 shares of common stock during Fiscal 1997. At the end of Fiscal 1997, the Company ceased operations of Fountain Power, Inc., the operating Company into which Mach Performance was contained and filed suit during Fiscal 1998 seeking rescission of the acquisition and merger agreement. On June 10, 1998, a Court mediated legal settlement was reached between the parties. Refer to note 14 - Acquisition and Discontinued Operations in the Consolidated Financial Statements contained herein.

     Mr. Mark L. Spencer is a director of the Company and the President and sole shareholder of Spencer Communications, Inc. which furnishes advertising and public relations services the Company. The Company paid Spencer Communications, Inc. $288,915 in Fiscal 1998, $547,436 in Fiscal 1997 and $265,985 in Fiscal 1996.

      The Company believes that all of the above transactions were on terms, which were not more favorable than would have been obtained from non-affiliated parties.

                                    Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8 and Form 8-K.

(a)  The following documents are filed as part of this Report:

(1)    Financial  Statements.   The  Following  consolidated   financial
    statements of the Company and its Subsidiary are included in Part II, Item 8, herein:

                                                             Page No.

  Independent Auditors' Report.............................

  Consolidated Balance Sheets
  June 30, 1997 and 1996...................................

  Consolidated Statements of Operations
  Years Ended June 30, 1997, 1996, 1995....................

  Consolidated Statements of Stockholders' Equity
  Years Ended June 30, 1997, 1996, 1995....................

  Consolidated Statements of Cash Flows
  Years Ended June 30, 1997, 1996, 1995....................

  Notes to Consolidated Financial Statements...............

(2) Exhibits.  The following exhibits are filed with this report or
incorporated by reference to a               previous filing:

3.01 Certificate of Incorporation of the Company (Incorporated by
   reference to the Company's Registration Statement filed on        Previously
   October 2, 1986)....................................................Filed



3.2  Amendments to Certificate of Incorporation of the Company
   (Incorporated by reference to Amendment No. 1 to the              Previously
   Company's Registration Statement field on December 2,1986) .........Filed

3.3  Amendment to Certificate of Incorporation of the Company
   (Incorporated by reference to the exhibit filed with the
   Registrant's Annual Report on Form 10-K for the fiscal year       Previously
   ended June 30, 1991)................................................Filed


3.4  By-laws of the Company (Incorporated by reference to Amendment
   No. 1 to the Company's Registration Statement filed on            Previously
   December 2, 1986)...................................................Filed

3.5  Certificate of Amendment to the Articles of Incorporation, Consent
   Action in Writing of the Majority Stockholders, and Resolutions
   Adopted by Unanimous Written Consent of the Board of Directors    Previously
   for the one-for-two reverse stock split of February 4, 1994....    Filed

4.1  Form of Warrant Agreement (Incorporated by reference to Amendment
   No. 2 to the Company's Registration Statement filed on            Previously
   December 10, 1986).................................................Filed

4.2  Form of Stock Certificate (Incorporated by reference to the exhibit
   filed with the Registrant's Annual Report on Form 10K for the     Previously
   fiscal year ended October 1, 1989)............................     Filed

10.1 1986 Incentive Stock Option Plan (Incorporated by reference to
   Amendment No. 1 to the Company's Registration Statement filed on  Previously
          December 2, 1986)...........................................Filed

10.2 Employment Agreement dated May 31, 1989 between Reginald M.
   Fountain, Jr. and the Company's Subsidiary (Incorporated by
  reference to the exhibit filed with the Registrant's Annual Report Previously
   on Form 10K for the fiscal year ended October 1, 1989)..........     Filed

10.3 First Modification of Revolving Loan and Security Agreement
  dated August 29, 1990 by and between Fountain Powerboats Inc. and
  MetLife Financial Acceptance Corporation (Incorporated by
  reference to the exhibit filed with the Registrant's Annual Report Previously
  on Form 10K for the fiscal year ended March 22, 1994).............    Filed

10.4 Loan and Security Agreement with MetLife Capital Corporation  Previously dated December 31, 1993............................................ Filed


10.5 Consulting and Marketing Agreement with the Mercury Marine    Previously
   Division of the Brunswick Corporation dated July 11, 1994....     Filed

10.6 Loan Extension and Amendment Agreement with the Mercury
   Marine division of the Brunswick Corporation dated              Previously
   July 11, 1994..................................................    Filed

10.7 Amendment to Consulting and Marketing Agreement with the
   Mercury marine division of the Brunswick Corporation  dated    Previously
   July 11, 1994..................................................   Filed

10.8 Standstill Agreement with the Mercury Marine division of the  Previously
   Brunswick Corporation dated July 11, 1994.......................  Filed

10.9 Amendment No. One dated September 24, 1994 to Loan and
   Security Agreement of December 31, 1993 with MetLife            Previously
   Capital Corporation...............................................Filed

10.10 Consent to Loan Restructure dated January 1, 1995 from MetLifePreviously
          Capital Corporation........................................Filed

10.11     Amendment No. Two dated January 1, 1995 to Loan and
   Security Agreement dated of December 31, 1993 with MetLife    Previously
   Capital Corporation............................................Filed

10.12  Second Loan Extension, Consolidation and Amendment
     Agreement dated February 24, 1995 with Brunswick Corporation, Previously
     Mercury Marine Division...........................................Filed

10.13  Modification of Deeds and Trust and Assignment of Rents, Issues
     and Profits dated February 24, 1995 with Brunswick Corporation, Previously
          Mercury Marine Division
 .................................................................... Filed

10.14     Consulting and Marketing Agreement dated February 24, 1995  Previously
   with Brunswick Corporation, Mercury Marine Division.............    Filed

10.15     Supply agreement dated February 24, 1995 with BrunswickPreviously
                                                       Filed

10.16     Master Security Agreement dated December 21, 1995         Previously
   with G.E. Capital Corporation......................                Filed

10.17     Promissory Note dated December 21, 1995 with
  G.E. Capital Corporation..................................Previously
                                                                Filed

10.18     Collateral Schedule No. 001 dated December 21, 1995
  with G.E. Capital Corporation............................. Previously
                                                                Filed

10.19     Letter of Credit Agreements dated December 21, 1995
  with G.E. Capital Corporation............................  Previously
                                                                 Filed

10.20     Agreement and Plan of Reorganization with
                    Mach Performance,Inc.......              Previously
                                                                Filed
10.21     Loan Agreement dated December 31, 1996 with
     General Electric Capital Corporation............        Previously
                                                               Filed

10.22 Omnibus Loan Agreement dated September 2, 1998 with General Electric Capital Corporation and
   Transamerica Business Credit Corporation................ Filed Within

(b) Form 8K was filed on June 3, 1998:

     On June 9, 1998, an Order was entered in the United States District Court for the Eastern District of North Carolina concerning a settlement among the parties in a lawsuit involving the Registrant's chief operating subsidiary, Fountain Powerboats, Inc., Mark Spencer, Spencer Communications, and Michael
Jordan. A description of this litigation is contained in the Registrant's Annual Report on Form 10-K, filed with the Commission on October 14, 1997, which is incorporated by reference herein.

     On June 16, 1998, a court-mediated settlement was reached among the Registrant and Gary D. Garbrecht, Marcia K. Garbrecht, and Mach Performance, Inc. of a lawsuit filed by the Registrant in the United States District Court for the Eastern District of North Carolina; the settlement also will conclude another suit filed by the Registrant in Beaufort County Superior Court, Washington, North Carolina, against an affiliate of the Garbrechts, P.R.O.P. Tour, Inc. A description of the litigation is contained in the Registrant's Annual Report on Form 10-K filed with the Commission on October 14, 1997, which is incorporated by reference herein.

     On June 15, 1998, Registrant engaged CIBC Oppenheimer Corp. (Oppenheimer) to assist the Registrant in evaluating its strategic alternatives to maximize shareholder value, pursuant to an agreement between the two parties for such services. On June 25, 1998, the Registrant issued a press release concerning its engagement of Oppenheimer, a copy of which is included as an exhibit to this Report and is incorporated by reference herein.

     The Registrant's Board of Directors has approved a change in the Registrant's stock transfer agent and registrar to Firstar Trust Company, Milwaukee, Wisconsin (Firstar). Firstar will replace the Registrant's current stock transfer agent and registrar, Registrar and Transfer Company, New York, New York. The Registrant currently is in the process of effecting such change, which is projected to be effective on June 30, 1998.

     The Board of Directors of the Registrant on June 3, 1998, elected officers of the Registrant and its operating subsidiary, Fountain Powerboats, Inc., and elected four of its outside directors as the members of Registrant's Audit Committee, as follows:

     Officers:

 Reginald M. Fountain, Jr. - Chairman, President and Chief Executive Officer Donald J. Abel - Vice President, Chief Operating Officer and General Manager Gary G. Baltz, Jr. - Vice President/Sales
 Joseph F. Schemenauer - Vice President/Finance and Chief Financial Officer Blanche C. Williams - Secretary/Treasurer
 Carol J. Price - Assistant Secretary

 Audit Committee:    Darryl M. Diamond, M.D., George L. Deichmann, III,
                     Craig F. Goess, Federico Pignatelli

                                  Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report t be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN POWERBOATS INDUSTRIES, INC.

By:  /s/ Reginald M. Fountain, Jr.                  September 23, 1998
Chairman, President, and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Reginald M. Fountain, Jr.                         September 23, 1998
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)


/s/ Darryl M. Diamond, M. D.                          September 25, 1998
Director


/s/ George L. Deichmann, III                          September 21, 1998
Director


/s/ Craig F. Goess                                    September 21, 1998
Director


/s/ Gary E. Mazza, III                                September 21, 1998
Director


/s/ Federico Pignatelli                               September 21, 1998
Director


/s/ Mark  L Spencer                                   September 21, 1998
Director


/s/ Joseph F. Schemenauer                             September 21, 1998
Chief Financial Officer
(Principal Accounting and Financial Officer)














       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 1998 AND 1997


























                 PRITCHETT, SILER & HARDY, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY




                            CONTENTS

                                                                  PAGE

        -  Independent Auditors' Report                              1


        -  Consolidated Balance Sheets, as of June 30, 1998
             and 1997                                                2


        -  Consolidated Statements of Operations, for the years
             ended June 30, 1998, 1997 and 1996.                 3 - 4


        -  Consolidated Statement of Stockholders' Equity, for the
             years ended June 30, 1998, 1997 and 1996.               5


        -  Consolidated Statements of Cash Flows, for the years
             ended June 30, 1998, 1997 and 1996.                 6 - 7


        -  Notes to the Consolidated Financial Statements       8 - 26

                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended June 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.




/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.



Salt Lake City, Utah
July 31, 1998

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                                        June 30,
                                               __________________________
                                                   1998          1997
                                               ____________  ____________
CURRENT ASSETS:
  Cash & cash equivalents                        $1,376,984    $2,994,503
  Certificates of deposit - held to maturity              -       696,155
  Accounts receivable, less allowance for doubtful
    accounts of $30,000 for 1998 and 1997         2,715,754     1,867,747
  Inventories                                     7,077,540     3,937,757
  Prepaid expenses                                  489,290     1,131,703
  Current tax assets                              1,058,967       369,268
                                               ____________  ____________
        Total Current Assets                     12,718,535    10,997,133

PROPERTY, PLANT AND EQUIPMENT, net               19,156,855    12,219,156

OTHER ASSETS                                        622,003       497,607
                                               ____________  ____________
                                                $32,497,393  $23,713,896
                                               ____________  ____________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - related party                $    415,821     $       -
  Current maturities of long-term debt              981,365       595,607
  Accounts payable                                3,591,489     1,987,508
  Accrued expenses                                1,939,791       860,786
  Dealer territory service accrual                2,046,939     1,637,572
  Customer deposits                                 510,967       310,042
  Allowance for boat repurchases                    200,000       200,000
  Warranty reserve                                  500,000       500,000
  Net liabilities of discontinued operations        103,612       213,697
                                               ____________  ____________
        Total Current Liabilities                10,289,984     6,305,212

LONG-TERM DEBT, less current maturities           9,499,895     7,677,771

DEFERRED TAX LIABILITY                              926,807       369,268

COMMITMENTS AND CONTINGENCIES (See Note 10)               -             -
                                               ____________  ____________
        Total Liabilities                        20,716,686    14,352,251
                                               ____________  ____________
STOCKHOLDERS' EQUITY  [Restated]
  Common stock, par value $.01 per share,
    authorized 200,000,000 shares; issued
    4,702,608 and 4,725,108 shares                   47,026        47,251
  Additional paid-in capital                     10,196,540    10,517,740
  Accumulated earnings (deficit)                  1,647,889   (1,092,598)
                                               ____________  ____________
                                                 11,891,454     9,472,393
        Less: Treasury Stock, at cost 15,000
                 shares                           (110,748)     (110,748)
                                               ____________  ____________
                                                 11,780,707     9,361,645
                                               ____________  ____________
                                               $ 32,497,393  $ 23,713,896
                                               ____________  ____________

 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year Ended June 30,
                                    ________________________________________
                                         1998         1997          1996
                                    ____________  ____________  ____________
NET SALES                           $ 50,652,037  $ 50,514,325  $ 41,598,051

COST OF SALES                         38,084,034    36,976,247    32,326,371
                                    ____________  ____________  ____________
  Gross Profit                        12,568,003    13,538,078     9,271,680
                                    ____________  ____________  ____________

EXPENSES:
  Selling expense                      5,687,097     6,463,375     4,285,923
  Selling expense - related party              -           500             -
  General and administrative           2,722,665     2,240,112     1,729,399
  General and administrative - related
    parties                               73,853       313,758       175,589
                                    ____________  ____________  ____________
      Total expenses                   8,483,615     9,017,745     6,190,911
                                    ____________  ____________  ____________
OPERATING INCOME                       4,084,388     4,520,333     3,080,769

NON-OPERATING INCOME (EXPENSE):
  Other income                           252,967       437,694     1,404,500
  Interest expense                     (807,423)     (557,768)     (744,627)
  Interest expense - related parties    (26,509)             -       (2,710)
  Gain  on disposal of assets              4,637             -        22,906
                                    ____________  ____________  ____________
                                       (576,328)     (120,074)       680,069

INCOME BEFORE INCOME TAXES             3,508,060     4,400,259     3,760,838

CURRENT TAX EXPENSE                    1,057,640       330,427        80,804

DEFERRED TAX EXPENSE                      10,864             -             -
                                    ____________  ____________  ____________
INCOME FROM CONTINUING OPERATIONS      2,439,556     4,069,832     3,680,034

DISCONTINUED OPERATIONS (See Note 14):
  (Loss) from Operations of Fountain
    Power, Inc. and Mach Performance,
    Inc.(Net of no income tax effect)          -   (2,389,480)             -
  Estimated income (loss) on disposal
    of the operations of Fountain
    Power, Inc. and Mach Performance,
    Inc. (Net of $282,512 income tax
    benefit)                             300,931     (440,401)             -
                                    ____________  ____________  ____________
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS                             300,931   (2,829,881)             -
                                    ____________  ____________  ____________
NET INCOME                          $  2,740,487  $  1,239,951  $  3,680,034
                                    ____________  ____________  ____________

                           [Continued]

             FOUNTAIN POWERBOAT, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

                           [CONTINUED]


                                              Year Ended June 30,
                                    ________________________________________
                                        1998          1997          1996
                                    ____________  ____________  ____________
BASIC EARNINGS PER SHARE:

  Continuing operations             $        .51  $        .87  $        .81
  Loss from operations of
    discontinued segments                      -         (.51)             -
  Estimated income (loss) on
    disposal of discontinued
    segments                                 .07         (.09)             -
                                    ____________  ____________  ____________
BASIC EARNINGS PER SHARE            $        .58  $        .27  $        .81
                                    ____________  ____________  ____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                          4,751,779     4,664,251     4,528,608
                                    ____________  ____________  ____________

DILUTED EARNINGS PER SHARE:

  Continuing operations             $        .48  $        .80  $        .77
  Loss from operations of discontinued
    segments                                   -         (.47)             -
  Estimated income (loss) on disposal
    of discontinued segments                 .06         (.09)             -
                                    ____________  ____________  ____________
DILUTED EARNINGS PER SHARE:         $        .54  $        .24  $        .77
                                    ____________  ____________  ____________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                   5,110,090     5,093,289     4,573,153
                                    ____________  ____________  ____________

















 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       FROM JUNE 30, 1995 THROUGH JUNE 30, 1998 [RESTATED]

                    Common Stock      Additional                 Treasury Stock    Total
                 ___________________    Paid-in    Accumulated   ________________  Stockholders'
                   Shares    Amount     Capital      Earnings    Shares   Amount   Equity
                 _________  ________  ___________  ___________   ______  ________  __________
BALANCE, June
 30, 1995        4,543,608   $45,436  $ 9,282,305  $(6,012,583)  15,000  $110,748  $ 3,204,410

Net income for
 the year ended
 June 30, 1996           -         -            -    3,680,034        -         -    3,680,034
                 _________   _______   __________   __________   ______   _______   __________
BALANCE, June
 30, 1996        4,543,608    45,436    9,282,305   (2,332,549)  15,000   110,748    6,884,444

Common stock issued
 for acquisition of
 Mach Performance,
 October 1996, at
 $8.17 per share   127,500     1,275    1,039,975            -        -         -    1,041,250

Additional common
 stock shares issued
 for options exercised
 during Fiscal 1997,
 at $3.58 to $3.67
 per share          54,000       540      195,460            -        -         -     196,000

Net income for the
 year ended June
 30, 1997                -         -            -    1,239,951        -         -   1,239,951
                 _________   _______   __________   _________   _______   _______   _________
BALANCE, June
 30, 1997        4,725,108    47,251   10,517,740  (1,092,598)   15,000   110,748   9,361,645

Cancellation of
 common stock previously
 issued in acquisition
 of Mach Performance
 during June 1998
 at $8.17
 per share         (52,500)    (525)     (428,400)          -         -        -    (428,925)

Issuance of common
 stock upon exercise
 of options at $3.58
 per share by a
 director of the
 Company during
 July 1997.          30,000      300       107,200          -         -        -     107,500

Net income for
 the year ended
 June 30, 1998            -        -             -  2,740,487         -        -    2,740,487
               ____________  _______   ___________  _________   _______  _______  _________
BALANCE, June
 30, 1998         4,702,608  $47,026   $10,196,540 $1,647,889    15,000 $110,748  $11,780,707
               ____________  _______   ___________  _________   _______  _______  ___________


 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year Ended June 30,
                                       ______________________________________
                                          1998          1997          1996
                                       __________    __________    __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $2,740,487    $1,239,951    $3,680,034
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation expense               1,953,207     1,642,974     1,536,479
     Gain on disposal of property,
     plant, and equipment                 (4,637)             -      (22,906)
     Net effect of Acquired Subsidiary  (525,095)     1,041,250             -
     Change in assets and liabilities:
      Accounts receivable               (848,007)       985,937     (954,830)
      Inventories                     (3,139,783)        71,438     (601,469)
      Prepaid expenses                    642,413     (976,860)        50,104
      Net tax asset                     (132,160)             -             -
      Accounts payable                  1,603,982       273,748      (86,832)
      Accounts payable-related parties          -             -       (4,769)
      Accrued expenses                  1,079,005      (53,946)     (237,757)
      Dealer territory service accrual    409,367       871,898       765,674
      Customer deposits                   200,925        81,434     (184,201)
      Allowance for boat returns                -       (7,359)             -
      Warranty reserve                          -        90,000        10,000
      Deferred sale net of deferred cost
        of sales                                -             -      (14,148)
      Net liabilities of discontinued
        operations                      (110,085)       213,697             -
                                       __________    __________    __________
      Net Cash Provided by Operating
        Activities                     $3,869,619    $5,474,162    $3,935,379
                                       __________    __________    __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale of certificates of
     deposits, net                        696,155     (696,155)            -
  Proceeds from sale of property, plant
    and equipment                           6,581             -        31,203
  Investment in additional molds and
    related plugs                      2,050,745)   (1,684,274)     (878,513)
  Purchase of other property, plant
    and equipment                     (6,745,936)   (2,249,670)     (604,367)
  Increase in other assets              (124,396)     (306,030)      (32,629)
                                     ____________  ____________  ____________
      Net Cash (Used in) Investing
        Activities                   $(8,218,341)  $(4,936,129)  $(1,484,306)
                                     ____________  ____________  ____________





                           [Continued]

         FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                            [CONTINUED]


                                                Year Ended June 30,
                                      ________________________________________
                                          1998          1997          1996
                                      ____________  ____________  ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) on
    engine floor plan agreement       $          -  $(1,173,089)  $    638,904
  Proceeds from issuance of common
    stock                                  107,500       196,000             -
  Proceeds from issuance of notes
    payable and long-term debt           3,362,137     8,500,000       600,000
  Repayment of long-term debt            (738,434)   (6,427,060)   (2,820,165)
                                      ____________  ____________  ____________
      Net Cash Provided by (Used in)
        Financing Activities          $  2,731,203  $  1,095,851  $(1,581,261)
                                      ____________  ____________  ____________

Net increase (decrease) in cash &
  cash equivalents                    $(1,617,519)  $  1,633,884  $    869,812

Beginning cash & cash equivalents
  balance                                2,994,503     1,360,619       490,807
                                      ____________  ____________  ____________
Ending cash & cash equivalents
  balance                             $  1,376,984  $  2,994,503  $  1,360,619
                                      ____________  ____________  ____________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest:
     Unrelated parties                $    767,867  $    557,768  $    744,627
     Related parties                        26,509             -         2,710
                                      ____________  ____________  ____________
                                      $    794,376  $    557,768  $    747,337
                                      ____________  ____________  ____________
    Income taxes                      $    825,570  $    395,796  $     42,641
                                      ____________  ____________  ____________

Supplemental schedule of Non-cash Investing and Financing
Activities:
  For the year ended June 30, 1998:
     The Company entered into an agreement whereby 52,500 shares of stock previously issued in the acquisition of Mach Performance at $8.17 per share were returned for cancellation.

     The Company purchased an airplane for $1,375,000 by assuming a $959,179 loan and issuing a $415,821 note payable (See Note 4).

     The Company borrowed $47,079 for the purchase of a vehicle.

  For the year ended June 30, 1997:
     The Company issued 127,500 shares of common stock in the acquisition of Mach Performance. Valued at $1,041,250 or $8.17 per share (See Notes 7 and 14).

  For the year ended June 30, 1996:
     None

 The accompanying notes are an integral part of these financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of the Business and Significant Accounting
          Policies.

  Nature of the Business: The Company manufactures high-performance deep water sport boats, sport cruisers, sport fishing boats, custom offshore racing boats and is developing a super cruiser yacht. These boats are sold to the Company's worldwide network of approximately sixty dealers. The Company's offices and manufacturing facilities are located in Washington, North
  Carolina and the Company has been in business since 1979. The Company employs approximately 370 people and is an equal opportunity, affirmative action employer.

  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fountain Powerboats, Inc. together with its subsidiary, Fountain Power, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. Fountain Aviation, Inc. and Fountain Unlimited, Inc. were not active during Fiscal 1998 and 1997 and were dissolved effective October 1, 1997. Also effective October 1, 1997, Fountain Trucking, Inc. and Fountain Sportswear, Inc. were subsequently dissolved and the operations transferred to Fountain Powerboats, Inc. The operations of Fountain Power, Inc. and Mach Performance, Inc. were discontinued effective as of June 30, 1997(see Note 14).

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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At June 30, 1998 and 1997, the Company had $905,115 and $3,590,658, respectively, in excess of federally insured amounts held in cash and certificates of deposit.

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

  Dealer Territory Service Accrual: The Company has established a program to pay a service award to dealers for boat deliveries into their market territory for which they will perform service. The service award is a percentage of the purchase price of the boat ranging from 0% to 7% based on the dealer's service performance rating. The Company has accrued estimated dealer territory service awards at June 30, 1998 and 1997 of $2,046,939 and $1,637,572, respectively.

  Allowance for Boat Repurchases: The Company provides an allowance for boats, financed by dealers under floor plan finance arrangements, that may be repurchased from finance companies under certain circumstances where the Company has a repurchase agreement with the lender. The amount of the allowance is based upon probable future events which can be reasonably estimated (See Note 10).

  Warranties: The Company warrants the entire deck and hull, including its supporting bulkhead and stringer system, against defects in materials and workmanship for a period of three years. The Company has accrued a reserve for these anticipated future warranty costs.

  Revenue Recognition: The Company generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, legal title and all other incidents of ownership have passed from the Company to the dealer or to the Government, and an account receivable is recorded or payment is received from the dealer, from the Government, or from the dealer's third-party commercial lender. This is the method of sales recognition in use by most boat manufacturers.

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

         FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of the Business and Significant Accounting
          Policies. [Continued]

  Income Taxes: The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income
  Taxes (see Note 8).

  Advertising Cost: Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,166,633, $1,267,822 and $849,627 for the years ended 1998, 1997 and
  1996.

  Earnings Per Share: In February 1997, the Financial
  Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share, instead of the primary and fully diluted earning per share. The computation of basic earning per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per shares is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds. Prior period earnings per share and weighted average shares have been restated to reflect the adoption of SFAS No. 128. (See Note 15)

  Stock Based Compensation: The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standards 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123; accordingly, the Company has elected to determine net income using previous accounting standards.

  Restatement: The financial statements have been restated for all periods presented to reflect a three-for-two forward stock split effected August 14, 1997 (See Note 7).

  Reclassifications: The financial statements for years prior to June 30, 1998 have been reclassified to conform with the headings and classifications used in the June 30, 1998 financial statements.

  Recently Enacted Accounting Standards: In June 1997, SFAS
  Nos. 130, "Reporting Comprehensive Income" and 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 requires that all items that are required to be recognized as comprehensive income be reported in a financial statement that is displayed with the same prominence as the other financial statements. SFAS No. 131 sets standards for reporting information about operating segments in the financial statements. SFAS No. 131 also sets standards for the disclosure about products, major customers, and geographical areas. SFAS No. 132 provides for disclosures about pensions and other post-retirement benefits. Although such statements are not effective until fiscal years beginning after December 15, 1997, had such statements been adopted for the periods presented, their effect on the financial statements would not have been significant.

         FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Certificates of Deposit.

  During the year ended June 30, 1998, the Company included in interest income $4,940 from the sale of certificate of deposits with an amortized cost of $701,095 on the date of the sale and an amortized cost of $696,155 as of June 30, 1997. The proceeds from the sale of the certificates of deposit were used to provide additional working capital to the Company.

Note 3.  Inventories.

  Inventories consist of the following:
                                                    June 30,
                                           __________________________
                                               1998          1997
                                           ____________  ____________
               Parts and supplies          $  4,510,373  $  2,820,414
               Work-in-process                2,235,394       882,323
               Finished goods                   451,773       335,020
                                           ____________  ____________
                                              7,197,540     4,037,757
               Reserve for obsolescence       (120,000)     (100,000)
                                           ____________  ____________
                                           $  7,077,540  $  3,937,757
                                           ____________  ____________

Note 4.  Property, Plant, and Equipment.

  Property, plant, and equipment consists of the following:

                                   Estimated
                                     Useful             June 30,
                                     Lives    __________________________
                                    in Years       1998           1997
                                     _______  ____________  ____________
  Land and related improvements       10-30   $  1,416,429  $  1,301,721
  Buildings and related improvements  10-30      6,720,762     6,559,930
  Construction-in-progress             N/A       3,955,544       815,793
  Production molds and related plugs    8       13,669,394    11,658,760
  Machinery and equipment              3-5       4,063,677     3,493,375
  Furniture and fixtures                5          538,516       483,699
  Transportation equipment              5        1,711,526       241,044
  Racing boats                          5        1,335,163             -
                                              ____________  ____________
                                              $ 33,411,011  $ 24,554,322
  Accumulated depreciation                    (14,254,156)  (12,335,166)
                                              ____________  ____________
                                              $ 19,156,855  $ 12,219,156
                                              ____________  ____________

  Depreciation expense amounted to $1,953,207, $1,642,975 and $1,536,479 for the years ended June 30, 1998, 1997 and 1996, respectively.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant, and Equipment. [Continued]

  During fiscal 1998, the Company purchased an airplane from its executive officer for $1,375,000 by assuming the loan on the airplane from GE Capital Services, and issuing a note to the Company's CEO. The balance owing to GE Capital Services and to the Company's CEO on June 30, 1998, was $959,199 and $415,821, respectively.

  Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor. Production molds under construction amounted to $914,886 and 219,227 at June 30, 1998 and 1997.

  During Fiscal 1998 and 1996, the Company sold fixed assets and realized gains amounting to $4,637 and $22,900, respectively. During Fiscal 1997, the Company did not realize any gain or loss from the sale or disposition of any of its fixed assets.

Note 5.  Notes Payable - Related Party.

  The Company issued a $415,821 note payable to an officer and director of the Company, in connection with the purchase of an airplane. The note accrues interest at a fixed rate of 8.5%, which is payable monthly. The principle amount is due in a balloon payment on March 31, 1999.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.  Long-term Debt and Pledged Assets.

  The following is a summary of long-term debt at:
                                                                 June 30,
                                                        _____________________
                                                             1998       1997
                                                        __________   ________
Loan payable to General Electric Capital Corporation
  assumed on an airplane purchased by the Company from
  an officer and director during September, 1997 with a carrying value of $959,179 on that date.  The loan has a variable
  interest rate with the rate being 8.35% on June 30, 1998.
  Monthly payments of $15,181.  Matures August 1, 2004. The
  Loan was subsequently amended and restated. (See Note 16)  $872,881  $   -

7.15% loan payable to 1st Citizens Bank for the purchase
  of a vehicle, monthly payments of $1,055 through October,
  2002, secured by the vehicle purchased.                      47,079      -

Amounts borrowed against the cash surrender value of key-
  man life insurance policies during June 1998, fixed interest rate of 8% on $356,476 and variable interest rate of 7.39%
  at June 30, 1998 on the remaining $75,202, monthly payments
  of $10,000.                                                 431,678      -

$10,000,000 credit agreement with General Electric Capital
  Corporation.  (See Below).                            9,129,622  8,273,378
                                                      __________  __________
                                                       10,481,260  8,273,378

Less:Current maturities included in current liabilities:(981,365)  (595,607)
                                                       __________  _________
                                                      $9,499,895  $7,677,771
                                                       __________  _________

  On December 31, 1996, the Company concluded a $10,000,000 credit agreement with General Electric Capital Corporation. Under the terms of the new credit agreement, the Company refinanced substantially all of its interest bearing debts and had additional funds made available to it for expansion. Initially, the Company borrowed $7,500,000 to primarily refinance existing debts. All of the Company's prior interest bearing debts to MetLife Capital Corporation, Deutsche Financial Services, GE Capital Corporation, Branch Bank &
  Trust Leasing Corp., and other smaller creditors were paid off entirely. During 1998 and 1997 the Company borrowed the additional $1,500,000 and $1,000,000, respectively, to fund plant and equipment additions. The credit agreement has a variable interest rate with the rate ranging from 8.06% to 8.29% during 1998, with a rate of 8.29% on June 30, 1998. The agreement calls for monthly payments of $123,103 and has a ten-year amortization with a five-year call. The credit agreement is secured by all of the Company's real and personal property and by the Company's assignment of a $1,000,000 key man life insurance policy. The credit agreement was subsequently amended and restated (See Note 16).

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Long-term Debt and Pledged Assets. [Continued]

  The estimated aggregate maturities required on long-term debt at June 30, 1998 are as follows:
               1999                        $ 981,365
               2000                        1,063,643
               2001                        1,152,824
               2002                        6,892,694
               2003                          192,870
            Thereafter                       197,864
                                         ____________
                                           $10,481,260
                                         ____________

Note 7.  Common Stock, Options, and Treasury Stock.

  Common Stock: The Company issued 127,500 new restricted common shares at $8.17 per share to acquire Mach Performance, Inc. in October, 1996 from a director of the Company. During June 1997, the Company discontinued the operations and subsequently filed a lawsuit asking for the rescission of the acquisition agreement from Mach Performance, Inc. to recover the 127,500 restricted common shares. During July, 1998 the parties entered into a settlement agreement resulting in the recovery and cancellation of 52,500 shares of common stock. (See Note 14).

  Restatement: During the year ended June 30, 1998, and reflected in the accompanying financial statements, the Company effected a three for two forward stock split. The shareholder record date was set at August 1, 1997, with fractional shares to be paid in cash on the payable date, August 14, 1997.

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

  During October 1996, in connection with the acquisition of Mach Performance, Inc. the Company issued 30,000 options to a former officer of Fountain Power, Inc. and a former director of the Company under the Company's qualified 1986 employee incentive stock option plan. During June 1998, the options were cancelled in connection with the settlement agreement (See Note 14).

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Common Stock, Options, and Treasury Stock. [Continued]

  On June 21, 1995, the shareholders voted to adopt the 1995 stock option plan. The plan allowed up to 450,000 common stock options to be granted by the Board of Directors to employees or directors of the Company. On August 4, 1995, the Board of Directors voted to grant the 450,000 stock options to Mr. Reginald M. Fountain, Jr. at $4.67 per share, exercisable for 10 years from the date granted, on a non-qualified basis. As of June 30, 1998, none of these options have been exercised.

  Effective March 23, 1995, the Board of Directors authorized the issuance of 30,000 stock options to each of the Company's four outside directors at $3.58 per share on a non-qualified basis. During the year ended to June 30, 1998, a director exercised 30,000 stock options for $110,000. During Fiscal 1997, a director exercised his options for 24,000 shares for $86,000 and assigned, with the specific consent of the Company's Board of Directors, the remaining 6,000 options to another party.

  A summary of the status of the options granted under the Company's stock option plans and other agreements at June 30, 1998, 1997 and 1996, and changes during the periods then ended is presented in the table below:

                         1998             1997               1996
                ____________________  _______________  ________________
                            Weighted         Weighted          Weighted
                            Average          Average           Average
                            Exercise         Exercise          Exercise
                 Shares     Price    Shares  Price    Shares   Price
                _________   _______   _____  ______  _______   _______
Outstanding at
  beginning
  of period       606,000    4.63   630,000   $6.54  198,750     $4.01
Granted                 -       -    30,000    8.17  450,000      4.67
Exercised         (30,000)   3.58   (54,000)   3.63        -         -
Forfeited               -       -         -      -         -         -
Canceled          (30,000)   8.17         -      -   (18,750)     7.44
                _______________________________________________________
Outstanding at end
  of Period       546,000    4.50   606,000    $4.63  630,000    $4.38
                ______________________________________________________
Exercisable at end
  of period       546,000    4.50   576,000    $4.45  630,000    $4.38
                _______________________________________________________
Weighted average
 fair value of options
 granted                -       -    30,000   $  .28  450,000   $  .22
                _______________________________________________________

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 1997 and 1996, respectively: risk-free interest rates of 6.6% and 6.3%, expected dividend yields of zero for all periods, expected lives of 4 and 2 years, and expected volatility of 83% and 85%. No options were granted during the year ended June 30, 1998.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Common Stock, Options, and Treasury Stock. [Continued]

  A summary of the status of the options outstanding under the Company's stock option plans and other agreements at June 30, 1998 is presented below:

                   Options Outstanding          Options Exercisable
  ____________________________________________  ___________________
                          Weighted-   Weighted-           Weighted-
                          Average     Average             Average
  Range of       Number   Remaining   Exercise   Number   Exercise
  Exercise   Outstanding Contractual  Price   Exercisable  Price
  Prices                  Life
  ___________   _______   _________    _______   _______    _____
  $3.58 - $3.94  96,000   6.9 years      3.67     96,000     3.67
    $4.67       450,000   7.1 years      4.67    450,000     4.67

  The Company accounts for its option plans and other option agreements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, since all options granted were granted with exercise prices at market value or above, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for these options been determined based on the fair value at the grant dates for awards under these plans and other option agreements consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per common share would have been the proforma amounts as indicated below:

                                 Year Ended June 30,
                           ________________________________
                               1998      1997       1996
                           __________  _________  _________

 Net Income    As reported $2,740,487 $1,239,951  $3,680,034
               Proforma    $2,740,487 $1,234,605  $3,617,601

 Earnings
 per share     As reported   $.58       $ .25       $ .81
               Proforma      $.58       $ .25       $ .80

  Treasury Stock: The Company holds 15,000 shares of its common stock. This common stock is accounted for as treasury stock at its acquisition cost of $110,748 ($7.38 per share) in the accompanying financial statements.

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

  At June 30, 1998 and 1997, the totals of all deferred tax assets were $1,328,619 and $1,462,432. The totals of all deferred tax liabilities were $1,196,459 and $1,037,362. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established valuation allowances of $0 and $425,070 as of June 30, 1998 and 1997, respectively, which have been offset against the deferred tax assets. The net decrease in the valuation allowance during the years ended June 30, 1998 and 1997, were $425,070 and $599,075.

  The Company has no unused operating loss carryforwards at June
  30, 1998.

  As a result of the federal alternative minimum income tax, the Company incurred current tax expense amounting to $258,371 for Fiscal 1997 and $80,804 for Fiscal 1996. The components of federal income tax expense from continuing operations consist of the following:
                                     Year Ended June 30,
                            ___________________________________
                                  1998        1997         1996
                            ____________________________________
 Current income tax expense:
      Federal                   $ 783,508    $258,371  $  80,804
      State                       274,132      72,056          -
                            ____________________________________
 Net current tax expense       $1,057,640    $330,427  $  80,804
                            ____________________________________
 Deferred tax expense (benefit) resulted from:
   Excess of tax over financial
     accounting depreciation.      $303,782  $144,013 $  (18,130)
   Warranty reserves                     -    (42,300)    (4,200)
   Accrued vacations                 (3,850)   (8,107)    (3,765)
   Dealer incentive reserves       (293,662)  (37,500)    42,000
   Bad debt reserves                     -    (28,686)     1,260
   Deferred sales and cost, net          -          -      5,942
   Excess contributions  carryforwards   -          -          -
   Inventory adjustment-Sec.263A   (131,941)   (6,366)   (12,304)
   Decrease in NOL carryforwards    204,380 1,014,168   1,646,237
   Decrease in valuation allowance (316,948) (599,075) (1,573,833)
   Allowance for obsolete inventory  (7,800)    3,000     (4,200)
   Alternative minimum tax credits  186,947  (256,982)   (79,007)
   Reserve for loss on disposition       -   (171,756)         -
   Investment tax credits            86,294         -          -
   Allowance for boat repurchases        -    (10,409)         -
   Accrued executive compensation   (16,338)        -          -
                          _______________________________________
 Net deferred tax expense         $  10,864    $    -    $     -
                            _____________________________________

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  8. Income Taxes. [Continued]

          The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:

                                       Year Ended June 30,
                     _____________________________________________
                                  1998        1997         1996
                            ______________________________________
     Computed tax at the expected
       federal statutory rate.       34.00%   34.00%     34.00%
     State income taxes, net of
       federal benefit                5.00     5.00       5.28
     Compensation from stock options (2.77)   (3.85)        -
     (Increase) decrease in NOL
       carryforwards                  4.86   (14.48)    (38.82)
     Officer's life insurance          .36      .78         -
     Valuation allowance             (9.03)  (16.08)        -
     Net effect of alternative minimum
       taxes                          (.34)     .03       1.86
     Other                           (1.62)    2.11       (.17)
                            _______________________________________
     Effective income tax rates      30.46%    7.51%      2.15%
                            _______________________________________

  The temporary differences gave rise to the following deferred tax asset (liability):

                                                    June 30,
                                       ___________________________
                                                1998       1997
                                           ________________________
     Excess of tax over financial
       accounting depreciation            $(1,196,460) $(1,037,362)
     Warranty reserve                           214,500    214,500
     Obsolete inventory reserve                  46,800     39,000
     Accrued vacations                           51,914     48,063
     Allowance for boat repurchases              96,972     97,500
     Dealer incentive reserves                  352,162     58,500
     Bad debt reserve                            23,349     40,026
     Reserve for loss on disposition                  -    171,756
     Inventory adjustments - Sec. 253A          269,652    124,992
     NOL carryforwards                                -    204,380
     Alternative minimum tax credits            259,233    377,421
     Investment tax credits                           -     86,294
     Accrued executive compensation              16,338          -

Note  9. Research and Development.

  The Company expenses the costs of research and develop for new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $575,918 for fiscal 1998, $635,652 for Fiscal 1997 and $234,425 for Fiscal 1996.

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

  Dealer Interest: The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to $1,031,611 for fiscal 1998, $1,009,285 for Fiscal 1997 and $704,736 for
  Fiscal 1996. They are included in the accompanying consolidated statements of operations as part of selling expense. At June 30, 1998 and 1997 the estimated unpaid dealer incentive interest included in accrued expenses amounted to $160,000 and $150,000, respectively.

  Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement, in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 1998 and 1997, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $8,600,000 at each year end. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events which can be reasonably estimated. At June 30, 1998 and 1997, the allowance for boat repurchases was $200,000. Also, in connection with one of its floor plan agreements with a lender, the Company has provided an irrevocable standby letter of credit in the amount of $250,000 as security for the lender.

  Utility Agreement: During 1997, the Company entered into a development agreement with Beaufort County, North Carolina. Under the agreement, the County will provide $522,802 towards the extension of community sewer and water service to the Company's plant site. The Company agreed to: 1) expand it's plant and purchase additional production equipment; 2) employ an additional fifty people by April 30, 1999, sixty percent whose household incomes are under low or moderate income limits. If the number of low or moderate income newly employed individuals falls below fifty one percent, then the entire $522,802 amount will become due and payable by the Company to the County. If the Company fails to create and maintain fifty new jobs specified prior to April 30, 1999, then the Company will reimburse the County $10,456 for each low to moderate income job not created up to a maximum of $522,802.

  Litigation: A suit was filed against the Company on May 1, 1998 in the Circuit Court for Lake County, Illinois. The plaintiff seeks to collect fees of $6,641 for advertising services allegedly earned from employment with the Company. A motion to dismiss the suit has been filed on the Company's behalf, due to incorrect designation of the defendant in this matter. The Company intends to vigorously defend its interests in this matter.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Commitments and Contingencies. [Continued]

  Environmental: The Company has been notified by the United States Environmental Protection Agency (the "EPA") and the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") that it has been identified as a potentially responsible party (a "PRP") and may incur, or may have incurred, liability for the remediation of ground water contamination at the Spectron/Galaxy Waste Disposal Site located in Elkton, Maryland and the Seaboard Disposal Site, located in High Point, North Carolina, also referred to as the Jamestown, North Carolina site, resulting from the disposal of hazardous substances at those sites by a third party contractor of the Company. The Company has been informed that the EPA and NCDEHNR ultimately may identify a total of between 1,000 and 2,000, or more, PRP's with respect to each site.
  The amounts of hazardous substances generated by the Company, which were disposed of at both sites, are believed to be minimal in relation to the total amount of hazardous substances disposed of by all PRP's at the sites. At present, the environmental conditions at the sites, to the Company's knowledge, have not been fully determined by the EPA and NCDEHNR, respectively, and the Company is not able to determine at this time the amount of any potential liability it may have in connection with remediation at either site. Without any acknowledgment or admission of liability, the Company has made payments as a non-performing cash-out participant in an EPA-supervised response and removal program at the Elkton, Maryland site, and in a NCDEHNR-supervised removal and preliminary assessment program at the Jamestown, North Carolina site. A cash-out proposal for the next phase of the project is expected to be forthcoming from the PRP Group for the Elkton, Maryland site. According to the PRP Group, the Company's full cash-out amount is estimated to be approximately $10,000 for the Elkton, Maryland site, based upon an estimated 3,304 gallons of waste disposed of at that site by the Company. A cash-out proposal in the approximate amount of $66,000 based on an estimated 19,245 gallons of waste is anticipated from the PRP Group for the Jamestown, North Carolina site following completion of a remedial investigation and feasibility study in late 1998, according to the PRP Group administrator. Any such cash-out agreement will be subject to approval by EPA and NCDEHNR, respectively. The Company has accrued the estimated $76,000 liability related to these matters in the accompanying financial statements.

  Litigation: A suit was filed against the Company in District Court, Travis County, Austin, Texas on February 5, 1998, alleging that the Company wrongfully attempted to terminate its dealer agreement with one of its dealers ("Dealer") in Texas, or breached the agreement by attempting to change to a different dealer in the Austin, Texas area. In an Answer filed on March 10, 1998, the Company asserted that on February 24, 1998, it had filed a related declaratory judgement action in Beaufort County Superior Court, Washington, North Carolina, and that the dealer agreement by its terms was governed by North Carolina law. The company asked the Texas Court to abate the Texas suit pending the outcome of the North Carolina declaratory judgement action. On May 6, 1998, the Texas District Court ordered the Texas case abated pending the results of the North Carolina action, but allowed discovery to proceed in the Texas case. In the North Carolina action, the Company's position is that the dealer agreement is non-exclusive, allowing the Company to have other dealers in the Austin, Texas area, and the company is seeking a declaration judgement that the Dealer terminated the agreement or, alternatively, that it is bound by the agreement and should fulfill its inventory-stocking obligation. A court-mediated settlement conference has been scheduled for August 11, 1998. The client intends to vigorously defend its interests in this matter, unless an equitable settlement can be reached.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Commitments and Contingencies. [Continued]

  Litigation: The Company received a demand letter, dated February 22, 1996, from a representative of a famous basketball player (Player), claiming damages in connection with an advertisement for the Company. The letter demanded payment of $1,000,000 unless the claim was resolved prior to filing suit. The Company put its primary and umbrella insurance carriers on notice after receiving the demand. On January 2, 1997, the Company filed suit in U.S. District Court for the Eastern District of North Carolina against the Player and his affiliated company and the advertising agency (an agency owned by a director of the Company) that produced the advertisement. The Company asserted that it had neither previewed nor authorized an advertisement using the Player's name and that the advertising agency had designed and run the advertisement without the Company's prior review and consent. The Company contends that it withdrew the advertisement after being contacted by the Player's counsel and that Player was not damaged by the advertisement. The Company further contends that it did not state that the Player was endorsing the product and that the Player has no legal claim to the usage of a certain word within the advertisement. Further, the Company claims that Player's counsel used coercion by threatening suit and that the Company should be awarded the costs of suit. On May 8, 1997, the Player and his affiliated company filed an answer, counterclaim, and crossclaim, alleging trademark infringement, unfair competition and trademark dilution, and seeking damages of $10,000,000, trebled, plus punitive and exemplary damages. On June 4, 1997, the Company filed a reply to the Counterclaim, denying the Player's allegations and seeking dismissal of the Counterclaims against it. A discovery plan was agreed to by all parties and filed on July 14, 1997. Shortly after the Company filed suit in North Carolina, the Player and affiliated company filed suit against the Company and its advertising agency on February 24, 1997, in U.S. District Court for the Northern District of Illinois. The Complaint alleges trademark infringement, unfair competition and trademark dilution, and seeks damages of $10,000,000, trebled, plus punitive and exemplary damages. By Order dated April 30, 1997, this matter was transferred to North Carolina without prejudice. The North Carolina suit then proceeded through the discovery stage and, as a result of a court mediated settlement conference held during June 1998, the parties reached a confidential settlement of the matter, which was approved by the Court. A formal settlement agreement has been drafted and currently is being circulated to counsel for the various parties for their comments. The final settlement is to be concluded during September, 1998.

  Product Liability and Other Litigation: There were various product liability lawsuits brought against the Company at June 30, 1998. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney's fees and any losses which may occur from these lawsuits over and above the insurance deductibles. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Commitments and Contingencies. [Continued]

  401 (k) Payroll Savings Plan - During Fiscal 1991, the Company initiated a 401 (k) Payroll Savings Plan (the "401 (k) Plan") for all employees. Eligible employees may elect to defer up to fifteen percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company matches twenty-five percent of the employee's deferred salary amounts limited to a maximum of five percent of their salaried amounts, or a maximum of one and one-fourth percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401 (k) Plan. There are no post-retirement benefits plans in effect.

Note 11.  Export Sales.

  The Company had export sales of $4,583,542 for Fiscal 1998, $2,167,840 for Fiscal 1997 and $1,052,816 for Fiscal 1996.
  Export sales were to customers in the following geographic areas:
                                       Year Ended June 30,
                            ______________________________________
                                  1998        1997         1996
                            _______________________________________
     Americas                   $2,639,523   $1,047,913  $ 658,738
     Asia                       1,834,524     367,126            -
     Middle East and Europe.      109,495     752,801      394,078
                            _______________________________________
                               $4,583,542   $2,167,840  $1,052,816
                            _______________________________________

Note 12.  Transactions with Related Parties.

  The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to Mr. Reginald M. Fountain, Jr., the Company's Chairman, President, Chief
  Executive Officer, and Chief Operating Officer, or to entities owned or controlled by him:
                                        Year Ended June 30,
                                       ____________________________
                                          1998     1997      1996
                                       ____________________________
 Apartments rentals                   $   6,717  $ 17,260  $ 15,380
 R.M. Fountain, Jr.- airplane rentals   107,312   296,498   155,499
 R.M. Fountain, Jr. - interest on loans  26,509         -     2,710
 R.M. Fountain, Jr. - other misc.            -        500     2,000
                                      _____________________________
                                      $ 140,538  $314,258  $175,589
                                      _____________________________

  During the year ended June 30, 1998 the Company purchased an airplane from Mr. Fountain for $1,375,000 by assuming the loan on the airplane from GE Capital Services for $959,179, (See
  Note 6) and issuing a note to Mr. Fountain in the amount of $415,821 (See Note 5).

  As of June 30,1998 and 1997 the Company had receivables and advances from employees of the Company amounting to $77,574 and $165,936 which includes $48,624 and $147,081 from Mr.
  Fountain.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Transactions with Related Parties. [Continued]

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

  The Company paid $288,915, $547,436 and $265,985 for the years ended June 30, 1998, 1997 and 1996 for advertising and public relations services from a entity owned by a director of the Company.

  The Company acquired a subsidiary, Mach Performance, Inc., from a director of the Company for 127,500 shares of Common
  Stock in a stock for stock purchase (See Note 14).

  During the years ended 1997 and 1996 the Company paid $1,709 and $11,079 in legal fees to a firm associated with a director of the Company. There were no such payments during 1998.

  Prior to June 30, 1997, the Company received consulting fees pursuant to a consulting agreement with a vendor of the Company. Mr. Fountain has assigned these consulting fees to the Company. Included in other non-operating income are consulting fees earned by the Company amounting to $260,000 for Fiscal 1997 and $610,420 for Fiscal 1996. The consulting agreement expired on June 30, 1997 and has not been re-negotiated.

Note 13.  Concentration of Credit Risk.

  Concentration of credit risk arises due to the Company operating in the marine industry, particularly in the United States. For Fiscal 1998 one dealer accounted for 6.7% of sales, another for 6.3%, and one other dealer for 5% of sales. For Fiscal 1997 one dealer accounted for 6.6% of sales and two other dealers each accounted for more than 5% of sales. For Fiscal 1996 one dealer accounted for 10.2% of sales and three other dealers each accounted for more than 5% of sales.

Note 14.  Acquisition and Discontinued Operations.

  On October 11, 1996 Fountain Power, Inc acquired Mach Performance, Inc. using the purchase method of accounting, in a stock for stock exchange (from a director of the Company) through the issuance of 127,500 restricted common shares of the Company valued at $8.167 per share or $1,041,250, which exceeded the fair market value of the net assets of Mach Performance, Inc. by $411,401. The excess was recorded as goodwill and was being amortized over 20 years. The operations were moved from Lake Hamilton, Florida to the Company's plant site near Washington, North Carolina in December, 1996.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Acquisition and Discontinued Operations. [Continued]

  During June, 1997, the Company adopted a plan to discontinue the operations of Mach Performance Inc. and Fountain Power, Inc. The accompanying financial statements have been reclassified to segregate the discontinued operations from continuing operations. Included in the operating losses from the discontinued operations for June 30, 1997 is the write down of $395,761 of remaining goodwill and $461,422 of propeller inventory which management believes is not saleable. The Company also reclassified $539,457 in fixed assets to net liabilities of discontinued operations and accrued a $440,401 for estimated future losses expected to be incurred in the disposition.

  The Company filed suit on July 21, 1997, against the former officer and director, his wife, Mach, Inc., and Mach Performance, Inc. seeking a rescission of the Mach Performance, Inc acquisition and merger agreement and voidance of the resulting transaction on grounds of fraud and material breach of contract. The former director and his wife filed counterclaims alleging breach of contract regarding the failure to merge the Company and regarding options issued to the former employee and director. In a related action, a corporate affiliate of the former director was sued by the Company in a declaratory judgement action filed on September 3, 1997, regarding a racing sponsorship contract. The parties involved reached a confidential settlement of both lawsuits during June 1998, and settlement documents are currently being circulated for execution. As a result of the settlement agreement, 52,500 shares of common stock valued at $428,925 have been returned and cancelled by the Company and the 30,000 options issued in connection with the former officer's employment were cancelled.

  During the year ended June 30, 1998, the Company adjusted it estimates for loss on disposal resulting in a gain on the disposal of discontinued operations of $290,512 (net of a tax
  benefit of $272,093).   The gain was a result of the return of
  52,500 shares of common stock valued at $428,925, less associated legal fees of approximately $486,399 plus adjustments to the estimated loss on disposal of approximately $75,893.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the years ended June 30, 1998 and 1997 without the reclassifications required by "discontinued operations" accounting principles:
                                         1998       1997
                                   _________________________
         Net Sales                 $50,652,037  $ 50,954,753
         Cost of goods sold        (38,084,034) (39,132,978)
         Other operating expenses   (8,894,121) (10,127,760)
         Other income (expense)       (147,403)    (123,637)
         Provision for taxes          (785,992)    (330,427)
                                   _________________________
         Net income                 $2,740,487    $1,239,951
                                   _________________________
         Earnings per share          $     .58       $ .25
                                   _________________________

 FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Acquisition and Discontinued Operations. [Continued]

  Net (liabilities) of discontinued operations at June 30, 1998 and 1997 consisted of the following:
                                           1998       1997
                                      ________________________
               Accounts receivables      $     -    $  4,174
               Prepaid expenses                -      14,371
               Equipment, net                  -     539,457
               Accounts payable                -    (226,332)
               Warranty & returns reserve(98,646)   (100,000)
               Customer deposits          (4,966)     (4,966)
               Estimated loss on disposal      -    (440,401)
                                        __________  _________
                                         $(103,612) $(213,697)
                                        __________  _________

Note 15 - Earnings Per Share.

  The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended June 30, 1998, 1997 and 1996:

                                    For the years ended June 30,
                              _____________________________________
                                      1998      1997      1996
                              _____________  __________  __________
  Income from continuing
   operations available to
   common stockholders           $2,439,556  $4,069,832  $3,680,034
                              _____________  __________  __________
  Weighted average number of
   common shares outstanding
   used in basic earnings per
   share                          4,751,779   4,664,251   4,543,608

  Effect of dilutive securities:
   Stock options                    358,311     429,038     209,545

  Weighted number of common
   shares and potential dilutive
   common shares outstanding
   used in dilutive earning
   per share                      5,110,090   5,093,289   4,573,153
                              _____________  __________  __________

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Subsequent Events.

  During September, 1998 the Company concluded negotiations for a new $4,000,000 promissory note with Transamerica Business Credit Corporation which included restatement and amendment of certain existing promissory notes with General Electric Capital Corporation ("GECC"). An omnibus Agreement was entered into which provides that all the underlying collateral and encumbered property would apply ratably to all of the Notes Payable. The $4,000,000 promissory note provides for thirty-nine monthly principal payments in the amount of $100,000 beginning October 1, 1998 with a final payment of the entire outstanding payment due on January 2, 2002. Accrued interest will be paid monthly in addition to the principal payment. Interest will be calculated at 2.7% per annum above the published LIBOR Rate (London Interbank Offered Rates) and
  is calculated monthly.   The Company executed a restated and
  amended Note to GECC in the amount of $9,007,797, which replaces a previous note with the same outstanding balance. The note provides for thirty-nine monthly payments of $123,103 which includes principal and interest. A final payment of the outstanding balance will be due on January 2, 2002. Interest is calculated at 2.7% per annum above the published LIBOR Rate. The Company also executed a restated and amended Note to GECC in the amount of $855,050, which replaces a previous note with the same outstanding balance. The note provides for seventy monthly payments of $15,181 which includes principal and interest. A final payment of the outstanding balance will be due on August 1, 2004. Interest is calculated at 2.7% per annum above the published LIBOR Rate. All of the notes provide for prepayment penalties according to a predefined time table.