Form 10-Q
period 1998-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1998-11-13
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                            FORM 10-Q

                        QUARTERLY REPORT

            FOR THE QUARTER ENDED SEPTEMBER 30, 1998


               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

                               OR

 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to _______________

     For the Quarter Ended         Commission File Number

     ___________________                0-14712

               FOUNTAIN POWERBOAT INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

                Nevada                             56-1774895
     (State of other jurisdiction of            (I.R.S. employer
     incorporation or organization)             identification No.)


  Whichard's Beach Road, P.O. Drawer 457, Washington, NC  27889
            (Address of principal executive offices)

  Registrant's telephone no., including area code: (919) 975-2000

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes__X__                 No_____

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                  Outstanding at October 27, 1998

 Common Stock, $.01 par value          4,702,608 shares

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                              INDEX

                                                                   Page No.

Part I Financial Information

       Review Report of Independent Certified
        Public Accountants                                               1

       Unaudited Consolidated Balance Sheets,
        September 30, 1998 and June 30, 1998                         2 - 3

       Unaudited Consolidated Statements of Income, for the
        three months ended September 30, 1998
        and September 30, 1997                                       4 - 5

       Unaudited Consolidated Statements of Cash Flows, for the
        three months ended September 30, 1998
        and September 30, 1997                                       6 - 7

       Notes to Unaudited Consolidated Financial Statements         8 - 12

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                     12 - 14

Part II Other Information

        Item 2  Change in Securities                                    14

        Item 6  Exhibits and Reports on Form 8 and Form 8-K             14

        Signature                                                       15

          PRITCHETT, SILER & HARDY, P.C.
           Certified Public Accountants
               430 East 400 South
           Salt Lake City, Utah 84111
                 (801) 328-2727





To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of September 30, 1998, and the related consolidated statement of income for the three months then ended and the related consolidated statement of cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of Company personnel responsible for financial and accounting matters. It is substantially less in scope than an audit, conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.




/s/ Pritchett, Siler & Hardy, P.C.


PRITCHETT, SILER & HARDY, P.C.

October 27, 1998

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
          (Unaudited - See Accountant's Review Report)


                             ASSETS





                                    September 30,    June 30,
                                         1998          1998
                                    _____________ _____________
CURRENT ASSETS:
  Cash and cash equivalents          $ 3,359,125   $ 1,376,984
  Accounts receivable, net             1,558,709     2,715,754
  Inventories                          7,435,072     7,077,540
  Prepaid expenses                       705,476       489,290
  Current tax assets                   1,019,303     1,058,967
                                    _____________ _____________
     Total Current Assets             14,077,685    12,718,535
                                    _____________ _____________
PROPERTY, PLANT AND EQUIPMENT         34,536,509    33,411,011

  Less:  Accumulated depreciation    (14,844,814)  (14,254,156)
                                    _____________ _____________
                                      19,691,695    19,156,855
                                    _____________ _____________
OTHER ASSETS                             625,002       622,003
                                    _____________ _____________
                                     $34,394,382   $32,497,393
                                    _____________ _____________




























                           [Continued]

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
          (Unaudited - See Accountant's Review Report)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                           [Continued]


                                             September 30,    June 30,
                                                 1998          1998
                                            _____________ _____________
CURRENT LIABILITIES:
  Notes payable - related party                 355,910       415,821
  Current maturities - long-term debt         2,296,112       981,365
  Accounts payable                            2,780,597     3,591,489
  Accrued expenses                            1,771,759     1,939,791
  Dealer territory service accrual            1,810,210     2,046,939
  Customer deposits                             321,639       510,967
  Allowance for boat repurchases                200,000       200,000
  Reserve for warranty expense                  500,000       500,000
  Net liabilities of discontinued operations     10,000       103,612
                                           _____________ _____________
     Total Current Liabilities               10,046,227    10,289,984

LONG-TERM DEBT, less current maturities      11,951,808     9,499,895

DEFERRED TAX LIABILITY                          813,635       926,807

COMMITMENTS AND CONTINGENCIES [NOTE 6]                -             -
                                           _____________ _____________
     Total Liabilities                       22,811,670    20,716,686
                                           _____________ _____________



STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,702,608 shares issued                      47,026        47,026
  Capital in excess of par value             10,196,540    10,196,540
  Accumulated earnings                        1,449,894     1,647,889
                                           _____________ _____________
                                             11,693,460    11,891,455
Less: Treasury stock, at cost 15,000 shares    (110,748)     (110,748)
                                           _____________ _____________
     Total Stockholders' Equity              11,582,712    11,780,707
                                           _____________ _____________
                                            $34,394,382   $32,497,393
                                           _____________ _____________








 The accompanying notes are an integral part of these unaudited financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited - See Accountant's Review Report)

                                          For the Three Months Ended
                                                September 30,
                                         ___________________________
                                              1998          1997
                                         _____________ _____________
NET SALES                                 $12,422,227   $11,521,434

COST OF SALES                               9,838,911     8,568,073
                                         _____________ _____________
  Gross Profit                              2,583,316     2,953,361
                                         _____________ _____________
EXPENSES:
  Selling expense                           1,943,182     1,033,094
  General and administrative                  632,796       720,733
  General and administrative - related
    parties                                    10,756        72,921
                                         _____________ _____________
     Total expenses                         2,586,734     1,826,748
                                         _____________ _____________
OPERATING INCOME (LOSS)                        (3,418)    1,126,613

NON-OPERATING INCOME (EXPENSE):
  Other income (expense)                       (4,092)       16,458
  Interest expense                           (255,157)     (145,972)
  Interest expense - related parties           (8,836)            -
                                         _____________ _____________
INCOME (LOSS) BEFORE INCOME TAXES            (271,503)      997,099

CURRENT TAX EXPENSE                                 -       234,332

DEFERRED TAX (BENEFIT)                       (73,508)      (180,972)
                                         _____________ _____________
INCOME (LOSS) FROM CONTINUING OPER'S         (197,995)      943,739
                                         _____________ _____________
DISCONTINUED OPERATIONS:
  Income from Operations of Fountain
    Power, Inc. and Mach Performance, Inc.
    (Net of no income tax effect)                   -        26,600
  Estimated losses on disposal of the
    operations of Fountain Power, Inc. and
    Mach Performance, Inc. (Net of no
    income tax effect)                              -             -
                                         _____________ _____________
INCOME FROM DISCONTINUED OPERATIONS                 -        26,600
                                         _____________ _____________
NET INCOME (LOSS)                           $(197,995)    $ 970,339
                                         _____________ _____________



                           [Continued]

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited - See Accountant's Review Report)

                           [Continued]


                                     For the Three Months Ended
                                           September 30,
                                    ___________________________
                                         1998          1997
                                    _____________ _____________
EARNINGS (LOSS) PER SHARE:

  Continuing Operations             $      (.04)  $      .20
  Income from Operations of
    Discontinued Segments                     -          .01
  Estimated Loss on Disposal
    of Discontinued Segments                  -            -
                                    _____________ _____________
EARNINGS (LOSS) PER SHARE            $     (.04)  $      .21
                                    _____________ _____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                          4,702,608    4,734,891
                                    _____________ _____________

DILUTED EARNINGS PER SHARE:

  Continuing Operations             $    N/A             .18
  Loss from Operations of
    Discontinued Segments                N/A             .01
  Estimated Loss on Disposal
    of Discontinued Segments             N/A               -
                                    _____________ _____________
DILUTED EARNINGS PER SHARE:          $   N/A      $      .19
                                    _____________ _____________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                     N/A        5,113,349
                                    _____________ _____________















 The accompanying notes are an integral part of these unaudited financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Unaudited - See Accountant's Review Report)

        Increase (Decrease) in Cash and Cash Equivalents

                                                For the Three Months Ended
                                                       September 30,
                                                   _______________________
                                                      1998         1997
                                                   __________   __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $(197,995)   $ 970,339
                                                   __________   __________
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation expense                            590,658      392,312
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable  1,157,045   (2,080,838)
       (Increase) decrease in inventories           (357,532)  (1,766,154)
       (Increase) decrease in prepaid expenses      (216,186)     111,401
       (Increase) decrease in net tax asset                -            -
       Increase (decrease) in accounts payable      (810,892)   1,793,131
       Increase (decrease) in accrued expenses      (168,032)     197,315
       Increase (decrease) in dealer territory
         service accrual                            (236,729)    (416,755)
       Increase (decrease) in customer deposits (189,328) (98,770) Increase (decrease) in allowance for
         boat returns                                      -            -
       Increase (decrease) in warranty reserve             -            -
       Net deferred taxes                            (73,508)    (180,972)
       Net liabilities of discontinued operations    (93,612)    (131,701)
                                                   __________   __________
        Net Cash Provided (Used) by
          Operating Activities                     $(596,111) $(1,210,692)
                                                   __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale of certificates of deposit, net          -      696,155
  Investment in additional molds, plugs, and
    other tooling                                    (82,384)    (789,878)
  Purchase of property, plant, and equipment      (1,043,114)    (122,481)
  (Increase) in other assets                          (2,999)      (3,000)
                                                   __________   __________
        Net Cash Provided (Used) by Investing
          Activities                             $(1,128,497)   $(219,204)
                                                   __________   __________








                           [Continued]

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Unaudited - See Accountant's Review Report)

        Increase (Decrease) in Cash and Cash Equivalents

                           [Continued]


                                                For the Three Months Ended
                                                        September 30,
                                                   _______________________
                                                      1998         1997
                                                   __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                    $4,000,000    $       -
  Repayment of long-term debt                       (233,340)    (139,113)
  Repayment of long-term debt - related party        (59,911)           -
  Proceeds from issuance of common stock                   -      107,500
                                                   __________   __________
        Net Cash Provided (Used) by Financing
          Activities                              $3,706,749     $(31,613)
                                                   __________   __________
Net increase (decrease) in cash and cash equiv.'s $1,982,141  $(1,461,509)

Cash and cash equivalents at beginning of year     1,376,984    2,994,503
                                                   __________   __________
Cash and cash equivalents at end of period        $3,359,125  $ 1,532,994
                                                   __________   __________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
     Interest:
      Unrelated parties               $ 216,480    $ 139,619
      Related parties                     8,836            -
                                     __________   __________
                                      $ 225,316    $ 139,619
                                     __________   __________
     Income taxes                     $ 222,538    $  55,264
                                     __________   __________

Supplemental Disclosures of Noncash investing and financing activities:
  For the three month period ended September 30, 1998:
     None


  For the three month period ended September 30, 1997:
     On September 30, 1997 the Company purchased an airplane for $1,375,000 from a related party through the issuance of a $415,821 note payable to the related party and assuming
     $959,179 underlying indebtedness on the plane.

 The accompanying notes are an integral part of these unaudited financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
          (Unaudited - See Accountant's Review Report)

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

  Although these statements have been reviewed by our independent auditors, they are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 audited financial statements. The results of operations for the period ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - ACCOUNTS RECEIVABLE

  As of September 30, 1998, accounts receivable were $1,558,709 net of the allowance for bad debts of $30,000. This represents a decrease of $1,157,045 from the $2,715,754 in net accounts receivable recorded at June 30, 1998. Of the
  $1,558,709   balance  at  September  30,  1998,  $863,225   has
  subsequently been collected as of October 31, 1998, and the remaining $695,484 is believed to be fully collectible.

NOTE 3 - INVENTORIES

  Inventories at September 30, 1998 and June 30, 1998 consisted of the following:

                                       September 30,   June 30,
                                           1998          1998
                                        __________    __________
          Parts and supplies            $4,337,621    $4,510,373
         Work-in-process                 2,872,768     2,235,394
         Finished goods                    344,683       451,773
         Obsolete inventory reserve       (120,000)     (120,000)
                                        __________    __________
            Total                       $7,435,072    $7,077,540
                                        __________    __________

NOTE 4 - REVENUE RECOGNITION

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

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
          (Unaudited - See Accountant's Review Report)

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - REVENUE RECOGNITION [Continued]

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

  The sales incentives floor plan interest expense for each individual boat sale is accrued for the maximum six-month (180 days) interest payment period in the same fiscal accounting period that the related boat sale is recorded. The entire six months interest expense is accrued at the time of the sale because the Company considers it a selling expense. The amount of interest accrued is subsequently adjusted to reflect the actual number of days of the remaining liability for floor plan interest for each individual boat remaining in the dealer's inventory and on floor plan.

  Presently, the Company's normal sales program provides for the payment of floor plan interest on behalf of its dealers for a maximum of six months. The Company believes that this program is currently competitive with the interest payment programs offered by other boat manufactures, but may from time to time adopt and publish different programs as necessary in order to meet competition.

NOTE 5 - ALLOWANCE AND QUALIFYING ACCOUNTS

  For the three months ended September 30, 1998, the Company adjusted its allowance and qualifying accounts as follows:

                            Balance at  Charged to                Balance
                            Beginning    Cost and   Additions     at End
                            of Period    Expense   (Deductions)  of Period
                            __________  __________  __________  __________
  Allowance for boat
    repurchases              $200,000   $       -    $      -   $ 200,000

  Allowance for doubtful
    accounts                   30,000           -           -      30,000

  Allowance for warranty
    claims                    500,000     200,478    (200,478)    500,000

  Allowance for inventory
    values                    120,000           -           -     120,000
                            __________  __________  __________  __________
  Total                      $850,000   $ 200,478  $ (200,478)  $ 850,000
                            __________  __________  __________  __________

  In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.
                             - 9 -

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
          (Unaudited - See Accountant's Review Report)

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE AND LINE OF CREDIT

  During September, 1998 the Company concluded negotiations for a new $4,000,000 promissory note with Transamerica Business Credit Corporation, which included restatement and amendment of certain existing promissory notes with General Electric Capital Corporation ("GECC"). An omnibus Agreement was entered into which provides that all the underlying collateral and encumbered property would apply ratably to all of the Notes Payable. The $4,000,000 promissory note provides for thirty-nine monthly principal payments in the amount of $100,000 beginning October 1, 1998 with a final payment of the entire outstanding payment due on January 2, 2002. Accrued interest will be paid monthly in addition to the principal payment. Interest will be calculated at 2.7% per annum above the published LIBOR Rate (London Interbank Offered Rates) and is calculated monthly. The Company executed a restated and amended Note to GECC in the amount of $9,007,797, which replaces a previous note with the same outstanding balance.
  The note provides for thirty-nine monthly payments of $123,103, which includes principal and interest. A final payment of the outstanding balance will be due on January 2, 2002. Interest is calculated at 2.7% per annum above the published LIBOR Rate. The Company also executed a restated and amended Note to GECC in the amount of $855,050, which replaces a previous note with the same outstanding balance. The note provides for seventy monthly payments of $15,181, which includes principal and interest. A final payment of the outstanding balance will be due on August 1, 2004. Interest is calculated at 2.7% per annum above the published LIBOR Rate. All of the notes provide for prepayment penalties according to a predefined timetable.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

  Employment Agreement - The Company entered into a three-year employment agreement on August 24, 1998 with its Chief Operating Officer and Executive Vice President. The agreement provides for a base salary of $160,000 per annum with an annual bonus equal to one percent of the Company's pre-tax profits. The agreement also grants the Chief Operating Officer and Executive Vice President a total of 30,000 stock options to purchase the Company's common shares of stock (See
  Note 10).

  Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 1998, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $10,300,000. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events, which can be reasonably estimated. At September 30, 1998, the allowance for boat repurchases was $200,000.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
          (Unaudited - See Accountant's Review Report)

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES [Continued]

  Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to approximately $380,000 for the first three months of Fiscal 1999 and are included in the accompanying consolidated statements of operations as part of selling expense. At September 30, 1998, the estimated unpaid dealer incentive interest included in accrued expenses amounted to $400,000.

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

  The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to Mr. Reginald M. Fountain, Jr., the Company's Chairman, President, Chief Executive Officer, and Chief Operating Officer, or to entities owned or controlled by him:

                                           For the Three Months Ended
                                                  September 30,
                                            ______________________
                                               1998        1997
                                            __________  __________
    Apartments  rentals                     $    1,920  $     970
    R.M. Fountain, Jr. - airplane rental             -     71,951
    R.M. Fountain, Jr. - interest on loans       8,836          -
                                            __________  __________
                                            $   10,756  $  72,921
                                            __________  __________

  At   September  30,  1998,  the  Company  had  receivables  and advances from employees of the Company amounting to $88,679, which $69,824 was due from Mr. Fountain.

  During the year ended June 30, 1998, the Company purchased an airplane from Mr. Fountain for $1,375,000 by assuming the loan on the airplane from G.E. Capital Services for $959,179, and issuing a note to Mr. Fountain in the amount of $415,821. For the three months ended September 30, 1998, the Company paid $257,910 to Mr. Fountain leaving a balance of $157,911 still owing at September 30, 1998.

  The  Company  paid  $22,500 for the three  month  period  ended
  September 30, 1998, for advertising and public relations services from an entity owned by a director of the Company.

NOTE 9 - INCOME TAXES

  For the three month period ended September 30, 1998, the Company provided $0 for current income taxes and a benefit of $73,508 for deferred income taxes.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
          (Unaudited - See Accountant's Review Report)

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS

  At September 30, 1998 there were 576,000 unexercised stock options, which 570,000 were held by officers and directors of the Company at prices ranging from $3.58 to $7.8125 per share.

  During August 1998, the Company granted 30,000 stock options in connection with an employment agreement with the Company's Chief Operating Officer and Executive Vice President. The options vest at a rate of 6,000 options per year beginning on June 30, 1999 and expire ten years after the date vested.

NOTE 11 - EARNINGS (LOSS) PER SHARE

  The computations of earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings per share for the three month period ended September 30, 1998, was not presented as its effect was anti-dilutive.

Management's Discussion and Analysis of Results of Operations
                     and Financial Condition

Results of Operations.

     The operating loss for the first quarter ended September 30, 1998 was $(3,418) or $(.00) per share versus $1,126,613 or $.24 per share for the corresponding period of the previous year. The operating loss as a percent of sales for the first quarter of Fiscal 1999 was (.0)% versus 9.8% for the same period the previous Fiscal year. The net loss for the first quarter of Fiscal 1999 was $(197,995) or $(.04) per share. This compares to net income amounting to $970,339, or $.21 per share (increased from effect of NOL carry-forward from 1994) for the first quarter of Fiscal 1998.

      Net sales were $12,422,227 for the first quarter of Fiscal 1999 as compared to $11,521,434 for the first quarter of the prior Fiscal year. Unit sales volume for the first quarter of Fiscal 1999 was 104 boats as compared to 110 boats for the first quarter of Fiscal 1998. The overall sales increase with a smaller number of units resulted in a higher average price per boat and a higher concentration of larger boats. Overall, sales were as planned for the first quarter of Fiscal 1999.

     For the first quarter of Fiscal 1999, the gross margin on sales was $2,583,316 (21%) as compared to $2,953,361 (26%) for the first quarter of the prior fiscal year. The decrease in gross margin was due primarily to increased expenses associated with the new yacht program. Management anticipates delivery of the first yacht in the second quarter and the next yacht in the third quarter.

      Selling expenses were $1,943,182 for the first quarter of Fiscal 1999 as compared to $1,033,094 for the first quarter of last Fiscal year. Increased selling expense was due to an increase in the number of dealers participating in the Company's floor plan interest program, added advertising expense to support retail sales and promotional racing activities.

      General and administrative expenses were $643,552 for the first quarter of Fiscal 1999 as compared to $793,654 for the first quarter of last Fiscal year.

      Interest expense for the first quarter of Fiscal 1999 was $263,993 as compared to $145,972 for the first quarter of last
Fiscal year. Interest expense is up due to an increase in notes payable during the first quarter of Fiscal 1998.

      Other non-operating (income)/expense for the first quarter was $4,092 as compared to $(16,458) for the first quarter of last fiscal year, primarily due to a decrease in vender cash discounts which traditionally offset miscellaneous other expenses.


Financial Condition.

      The Company's cash flows for the first three months of Fiscal 1999 are summarized as follows:


         Net cash used in operating activities.....$  (596,111)
         "   "   used in investing activities.......(1,128,497)
         "   "   provided by financing activities... 3,706,749

        Net increase in cash.......................$ 1,982,141
                                                     ==========


      This net increase compares to a $(1,461,509) net decrease for the first three months of the prior fiscal year.

      Cash used in the first three months of Fiscal 1999 to acquire additional property, plant, and equipment (investing activity) amounted to $1,128,497 of which $2,999 was for other assets.

      During the first quarter of Fiscal 1999, the Company borrowed $4,000,000 to supplement and offset the cash used during Fiscal 1998 to increase property, plant and equipment by $6,937,699 and inventory by $3,139,783. Refer to Note 6 to the Consolidated Financial Statements for complete notes payable details. Both the General Electric Capital Corporation loan and the Transamerica Business Credit Corporation loans are secured by all of the Company's real and personal property and by the Company's assignment of a $1,000,000 key man life insurance policy.

     For the remainder of 1998 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations. Management believes that the Company's sales and production volume will continue to grow with a gradual improvement in net earnings and cash flow. Most of the Company's cash resources will be used to maintain and improve its plant and equipment, for new product tooling, and for work-on-process inventory in its new yacht production facility. We anticipate finishing our first yacht during the second quarter.

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


PART II.  Other Information.


ITEM 2:   Change in Securities.

      During the first quarter of Fiscal 1998, the Company an nounced a three for two forward stock split, The shareholder record date was set at August 1, 1997, with fractional shares paid in cash on the payable date, August 14, 1997.





ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

      (a) No Amendments on Form 8 were filed by the Registrant during the first three months of Fiscal 1999.

      (b)   No  Current  Reports on Form 8-K were  filed  by  the
Registrant during the first three months of Fiscal 1998.

                            SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                FOUNTAIN POWERBOAT INDUSTRIES, INC.
                           (Registrant)





    /s/ Joseph F. Schemenauer
By:   Joseph F. Schemenauer             Date: November  13,  1998
Vice President, Chief Financial
   Officer, and Designated Principal
   Accounting Officer