Form 10-Q/A
period 1998-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1999-01-15
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                            FORM 10-Q/A

                        QUARTERLY REPORT

            FOR THE QUARTER ENDED SEPTEMBER 30, 1998


               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q/A

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