Form 10-Q
period 1998-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1999-02-12
CIK 764858

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        December 31, 1998

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

      1653 Whichard's Beach Road
      P.O. Drawer 457
      Washington, NC                            27889
(Address of Principal Executive Offices)      (Zip Code)


Registrant's telephone number, including area code: (252)975-2000


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


            Class                 Outstanding at January 31, 1999
Common stock, $.01 par value                    4,702,608 shares

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART  I.    Financial Information.                     Page No.

          Review Report of Independent Certified
            Public Accountants...........................   3

          Consolidated Balance Sheets - Assets,
            December 31, 1998 and June 30, 1998.........    4

          Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, December 31, 1998
            and June 30, 1998............................   5

          Consolidated Statements of Operations -
            Three and Six Months Ended December 31, 1998
            and December 31, 1997......................... 6-7

          Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 1998
            and December 31, 1997........................  8-9

          Notes to Consolidated Financial Statements ...  10-14

          Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition.......................... 15-17



PART II.  Other Information.

Item 2.   Changes in Securities............................. 18


Item 6.   Exhibits and Reports on Form 8 and Form 8-K....... 18


          Signature........................................  18

          PRITCHETT, SILER & HARDY, P.C.
               430 East 400 South
           Salt Lake City, Utah 84111
                (801) 328-2727




To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of December 31, 1998, and the related consolidated statements of income and cash flows for the three and six months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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


February 10, 1999
Salt Lake City, Utah

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

          (Unaudited - See Accountants' Review Report)



                                        December 31,   June 30,
                                            1998         1998
                                        ___________   ___________
CURRENT ASSETS:
  Cash and cash equivalents           $  2,727,330   $1,376,984
  Accounts receivable, net                 469,416    2,715,754
  Inventories                            7,442,027    7,077,540
  Prepaid expenses                       1,003,712      489,290
  Deferred tax assets                    1,280,493    1,058,967
                                        ___________   ___________
    Total Current Assets                12,932,981   12,718,535
                                        ___________   ___________
PROPERTY, PLANT AND EQUIPMENT           33,698,556   33,411,011


  Less:  Accumulated depreciation      (15,061,159) (14,254,156)
                                        ___________   __________
                                         18,637,397   19,156,855
                                        ___________   __________

DEFERRED TAX ASSETS                         208,293            -
OTHER ASSETS                                693,527      622,003
                                        ___________   ___________
TOTAL ASSETS                            $32,472,198  $32,497,393
                                        ___________   ___________

                           [Continued]

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

          (Unaudited - See Accountants' Review Report)

                           [Continued]


                                        December 31,   June 30,
                                            1998         1998
                                        ___________   ___________
CURRENT LIABILITIES:
  Current portion/long-term debt        $1,998,609    $ 981,365
  Notes payable - related party            157,910      415,821
  Accounts payable                       3,003,556    3,591,489
  Accrued expenses                       2,105,053    1,939,791
  Dealer territory service accrual       2,065,256    2,046,939
  Customer deposits                        362,984      510,967
  Allowance for boat repurchases           200,000      200,000
  Reserve for warranty expense             500,000      500,000
  Net liabilities of
     discontinued operations                10,000      103,612

                                       ___________   ___________
    Total Current Liabilities           10,403,368   10,289,984

LONG-TERM DEBT, LESS CURRENT PORTION    11,668,835    9,499,895

DEFERRED TAX LIABILITY                           -      926,807

COMMITMENTS AND CONTINGENCIES [NOTE 6]           -            -

                                       ___________   ___________

  Total Liabilities                     22,072,203   20,716,686
                                        ___________   ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,755,108 shares issued                 47,026       47,026
  Capital in excess of par value        10,196,540   10,196,540
  Retained earnings                        267,177    1,647,889
                                        ___________   ___________
                                        10,510,743   11,891,454
  Less: Treasury stock                   (110,748)    (110,748)
                                        ___________   ___________
      Total Stockholders' Equity        10,399,995   11,780,707
                                        ___________   ___________
                                       $32,472,198  $32,497,393
                                        ___________   ___________



 The accompanying notes are an integral part of these financial statements.

               FOUNTAIN POWERBOAT INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited - See Accountants' Review Report)

                      For the Three Months Ended  For the Six Months Ended
                               December 31,              December 31,
                         ________________________  ______________________
                              1998        1997        1998       1997
                         ____________  __________  __________  __________
NET SALES                 $13,254,267 $13,091,803 $25,676,494 $24,613,237
                         ____________  __________  __________  __________
COST OF SALES              10,238,921   9,143,760  20,077,832  17,711,833
                         ____________  __________  __________  __________
  Gross Profit              3,015,346   3,948,043   5,598,662   6,901,404

EXPENSES:
  Selling expense           2,151,203     883,669   4,094,385   1,916,763
  General and administrative  676,984     776,467   1,318,616   1,497,200
  General and administrative-
    Related parties             2,513         932       4,433      73,853
                         ____________  __________  __________  __________
        Total Expenses      2,830,700   1,661,068   5,417,434   3,487,816
                         ____________  __________  __________  __________
OPERATING INCOME BEFORE
  STRATEGIC CHARGE            184,649   2,286,975     181,228   3,413,588
STRATEGIC CHARGE           (2,440,000)          -  (2,440,000)          -
                         ____________  __________  __________  __________
OPERATING INCOME (LOSS)    (2,255,353)  2,286,975  (2,258,772)  3,413,588

NON-OPERATING INCOME
  (EXPENSE):
  Other income                 59,088      23,707      54,996      40,165
  Interest expense           (264,474)   (135,161)   (519,631)   (281,133)
  Interest expense-
      related party            (5,097)          -     (13,933)          -
                         _____________  _________  ___________  _________

INCOME (LOSS) BEFORE TAXES (2,465,837)  2,175,521  (2,737,340)  3,172,620

CURRENT TAX EXPENSE                 -     720,116           -     954,448
DEFERRED TAXES (BENEFIT)   (1,283,120)    109,154  (1,356,628)    (71,818)
                         _____________  _________  ___________  _________
INCOME (LOSS) FROM
  CONTINUING OPERATIONS    (1,182,717)  1,346,251  (1,380,712)  2,289,990

DISCONTINUED OPERATIONS:
  Income on disposal of
    operations of Fountain
    Power, Inc. and
    Mach Performance, Inc.          -           -           -      26,600
                          ____________  _________  __________  __________
INCOME FROM DISCONTINUED
  OPERATIONS                        -           -           -      26,600
                          ____________  _________  __________   ___________
NET INCOME (LOSS)        $(1,182,717)  $1,346,251  $(1,380,712)  $2,316,590
                         ____________  __________  ___________  ___________

                           [Continued]

               FOUNTAIN POWERBOAT INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited - See Accountants' Review Report)

                           [Continued]

                  For the Three Months Ended  For the Six Months Ended
                              December 31,          December 31,
                          ___________________   _____________________
                             1998       1997        1998       1997
                          _________  ________   __________  _________
EARNINGS (LOSS) PER SHARE:
  Continuing Operations      $(.25)      $.28       $(.29)     $.48
  Income from Operations of
    Discontinued Segments        -          -           -         -
  Estimated Loss on Disposal
    of Discontinued Segments     -          -           -       .01
                          _________  _________  __________  _________
EARNINGS (LOSS) PER SHARE    $(.25)      $.28       $(.29)     $.49
                          _________  _________  __________  _________
WEIGHTED AVERAGE SHARES
  OUTSTANDING             4,702,608  4,740,108   4,702,608  4,737,499
                          _________  _________  __________  _________

DILUTED EARNINGS PER SHARE:
  Continuing Operations      $ N/A      $ .27      $  N/A    $ .45
  Loss from Operations of
    Discontinued Segments      N/A        -           N/A        -
  Estimated Loss on Disposal
    of Discontinued Segments   N/A        -           N/A      .01
                           ________  _________  ___________  ________
DILUTED EARNINGS PER SHARE:  $ N/A      $.27       $  N/A     $.46
                           ________  _________  ___________  ________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING          N/A    5,028,127        N/A   5,078,379
                           ________  _________  ___________  ________












 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Unaudited - See Accountant's Review Report)

        Increase (Decrease) in Cash and Cash Equivalents

                                            For the Six Months Ended
                                                   December 31,
                                            __________________________
                                                1998         1997
                                            ___________   ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $(1,380,712)  $2,316,590
                                            ___________   ___________
adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation expense                       1,192,402      860,302
   Strategic Charge                           2,440,000            -
   Change in assets and liabilities:
     (Increase) decrease in
       accounts receivable                    2,246,338    (2,256,197)
     (Increase) decrease in
       inventories                           (1,293,310)   (2,316,031)
     (Increase) decrease in
       prepaid expenses                        (514,422)      420,071
     Increase (decrease) in
       accounts payable                        (587,933)      894,705
     Increase (decrease) in
       accrued expenses                         165,262       278,639
     Increase (decrease) in dealer
       territory service accrual                  18,317    (2,55,310)
     Increase (decrease) in
       customer deposits                        (147,983)     (49,926)
     Net deferred taxes                       (1,356,629)     752,912
     Net liabilities of
      discontinued operations                    (93,612)    (138,923)
                                            ____________   ___________
    Net Cash Provided (Used) by
      Operating Activities                     $ 687,718    $ 506,832
                                            ____________   ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale of
    certificates of deposit, net                      -      696,155
  Investment in molds, plugs,
    and other tooling                          (398,078)    (869,007)
  Purchase of property, plant,
    and equipment                            (1,786,043)  (4,035,222)
  (Increase) in other assets                    (71,524)      (6,296)
                                            ___________   ___________
    Net Cash Provided (Used) by
      Investing Activities                  $(2,255,645)  $(4,214,370)
                                            ____________   ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt               $4,000,000    $2,875,000
  Repayment of long-term debt                  (813,816)     (316,776)
  Repayment of long-term debt - related party  (257,911)            -
  Proceeds from issuance of common stock              -       107,500
                                            ___________   ____________
    Net Cash Provided (Used) by Financing
      Activities                             $2,928,273    $2,665,724
                                            ___________   ____________
Net increase (decrease) in cash
     and cash equivalents                    $1,360,346   $(1,041,814)

Cash and cash equivalents at
     beginning of period                       1,376,984     2,994,503
                                            ___________   ____________
Cash and cash equivalents at
     end of period                           $2,737,330   $ 1,952,689
                                            ___________   ____________

                               -8-
                           [Continued]

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Unaudited - See Accountant's Review Report)

        Increase (Decrease) in Cash and Cash Equivalents

                           [Continued]


                                  For the Three Months Ended
                                          December 31,
                                  __________________________
                                        1998         1997
                                  ____________    __________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
     Interest:
      Unrelated parties               $ 502,752    $ 272,297
      Related parties                    16,879            -
                                  _____________   ___________
                                      $ 519,631    $ 272,297
                                  _____________   ___________
     Income taxes                     $ 263,345    $   8,836
                                  _____________   ___________

Supplemental Disclosures of Noncash investing and financing activities:
  For the six month period ended December 31, 1998:
     There were no non-cash investing and financing activities.

  For the six month period ended December 31, 1997:
     On September 30, 1997 the Company purchased an airplane for $1,375,000 from a related party through the issuance of a $415,821 note payable to the related party and assuming
     $959,179 underlying indebtedness on the plane.









 The accompanying notes are an integral part of these financial statements.

                FOUNTAIN POWERBOAT INDUSTRIES, INC.

           Notes to Consolidated Financial Statements
                (Unaudited - See Accountants' Review Report)


NOTE 1  Basis of Presentation.

    Although these statements have been reviewed by our independent auditors, they are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 audited financial statements. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the operating results for the full year.

2.  Accounts Receivable.

    As of December 31, 1998, accounts receivable were $469,416 net of the allowance for bad debts of $34,679. This represents a decrease of $2,246,338 from the $2,715,754 in net accounts receivable recorded at June 30, 1998. Of the $469,416 balance at December 31, 1998, $312,800 has subsequently been collected as of January 31, 1998, and the remaining $156,616 is believed to be fully collectible.

3.  Inventories.

    Inventories at December 31, 1998 and June 30, 1998 consisted of the following:

                                   December 31,      June 30,
                                       1998            1998
                                   ____________   _____________
Parts and supplies.................$  4,588,499   $   4,510,373
Work-in-process....................   2,698,694       2,235,394
Finished goods.....................     151,102         451,773
Sportswear.........................     123,733           -0-
Obsolete inventory reserve.........    (120,000)       (120,000)
                                   ____________   _____________
Total..............................$  7,442,027   $   7,077,540
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

           FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                (Unaudited - See Accountants' Review Report)


 5.  Allowance and Qualifying Accounts.

     For the six months ended December 31, 1998, the Company adjusted its allowance and qualifying accounts as follows:

                   Balance at   Charged to              Balance
                   Beginning    Cost and    Additions   at End
                   of Period    Expense    (Deductions) of Period
                   _________    _________   __________  _________
Allowance for
 boat repurchases   $200,000      $ -0-       $ -0-     $200,000

Allowance for
 doubtful accounts    30,000        -0-        4,679      34,679

Allowance for
 warranty claims     500,000      427,466    427,466     500,000

Allowance for
 inventory values    120,000        -0-         -0-      120,000

                   ----------   ----------  ----------  ---------
     Total          $850,000     $427,466   $432,145    $854,679
                   ==========   ==========  ==========  =========

     In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.


6. Notes Payable and Line of Credit.

During September 1998 the Company concluded negotiations for a new $4,000,000 promissory note with Transamerica Business Credit Corporation which included restatement and amendment of certain existing promissory notes with General Electric Capital Corporation ("GECC"). An Omnibus Agreement was entered into which provides that all the underlying collateral and encumbered property would apply ratably to all of the Notes Payable. The $4,000,000 promissory note provides for thirty-nine monthly principal payments in the amount of $100,000 beginning October 1, 1998 with a final payment of the entire outstanding payment due on January 2, 2002. Accrued interest will be paid monthly in addition to the principal payment. Interest will be calculated at 2.7% per annum above the published LIBOR Rate (London Interbank Offered Rates) and is calculated monthly. The Company executed a restated and amended Note to GECC in the amount of $9,007,797, which replaces a previous note with the same outstanding balance. The note provides for 39 monthly payments of $123,103 which includes principal and interest. A final payment of the outstanding balance will be due on January 2, 2002. Interest is calculated at 2.7% per annum above the published LIBOR Rate. The Company also executed a restated and amended Note to GECC in the amount of $855,050, which replaces a previous note with the same outstanding balance. The note provides for seventy monthly payments of $15,181 which includes principal and interest. A final payment of the outstanding balance will be due on April 1, 2004. Interest is calculated at 2.7% per annum above the published LIBOR Rate. All of the notes provide for prepayment penalties according to a predefined timetable. On December 1, 1998, the two GECC loans were converted to fixed rates of 7.02% on the $9,007,797 loan and 7.26% on the $855,050 loan.

7.  Commitments and Contingencies.

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 1998, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $27,300,000. The Company has reserved for future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events, which can be reasonably estimated. At December 31, 1998, the allowance for boat repurchases was $200,000.

Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to approximately $879,000 for the first six months of Fiscal 1999 and are included in the accompanying consolidated statements of operations as part of selling expense. At December 31, 1998, the estimated unpaid dealer incentive interest included in accrued expenses amounted to $511,197.


8.  Transactions with Related Parties.

The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                          Six Months Ended
                                             December 31,
                                     -------------------------
                                        1999           1998
                                     ----------    -----------
Apartments             - rentals    $   4,433      $   1,902

R.M. Fountain, Jr.     - Interest      16,879           -0-

                       - Aircraft
                         Rental          -0-          71,951
                                     -----------    -----------
                                    $  21,312      $  73,853
                                     ===========    ===========

     At December 31, 1998 the Company had travel advances and other receivables from employees in the amount of $87,692, of which $71,729 was due from an officer of the Company. For the six months ended December 31, 1998 the Company paid interest expense of $16,879 to an Officer/Director of the Company.


9.  Income Taxes.
     For the six-month period ended December 31, 1998, the Company provided $-0- for current income taxes and a benefit of $1,356,628 for deferred income taxes.

10.  Stock Options.
     At December 31, 1998 there were 606,000 unexercised stock options, of which 546,000 were held by officers and directors of the Company at prices ranging from $3.583 to $8.167 per share. No options were exercised during the second quarter of this Fiscal year.

11. Earnings Per Share.
     The computation of earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings per share for the six-month period ended December 31, 1998, was not presented, as its effect was anti-dilutive.

12.  Strategic Charge.
      During December 1998, the Company designed and implemented a restructuring plan to aggressively improve the Company's cost structure, refocus sales and marketing expenditures and divest the Company of certain non-realizable assets. In connection with the restructuring plan the Company reviewed components of its business for possible improvement of future profitability through reengineering or restructuring. As part of this plan the Company decided to eliminate its racing program and write off the balance of excess yacht tooling cost along with other discontinued unused tooling. The Company expects to complete the majority of these actions during the third and fourth quarter of Fiscal 1999. The carrying value of the assets held was reduced to fair value based on estimated realizable value based on future cash flows from use of the asset or sale of the related assets. The resulting pretax adjustment of $2,440,000 was recorded as a strategic charge in the statement of operations of the Company.


Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

     The operating income (before strategic charge) for the second quarter ended December 31, 1998 was $184,649 or $.04 per share versus operating income of $2,286,975 or $.48 per share for the corresponding period of the previous year. Operating income (before strategic charge) as a percent of sales for the second quarter of Fiscal 1999 was 1.4% versus 17.5% for the same period the previous Fiscal year. The net loss for the second quarter of Fiscal 1999 was $(1,182,717) or $(.25) per share. This compares to net income amounting to $1,346,251, or $.28 per share for the second quarter of Fiscal 1998. During the second quarter, it was determined that the Company make a strategic redirection to focus its efforts on profitable growth (See Note 12).

      Net sales were $13,254,267 for the second quarter of Fiscal 1999 as compared to $13,091,803 for the second quarter of the prior Fiscal year. Unit sales volume for the second quarter of Fiscal 1999 was 114 boats as compared to 117 boats for the second quarter of Fiscal 1998. A smaller number of larger, higher priced, boats accounted for the overall higher sales volume than the second quarter of the previous Fiscal year.

      For the second quarter of Fiscal 1999, the gross margin on sales was $3,015,347 (22.8%) as compared to $3,948,043 (30.2%) for the second quarter of Fiscal 1998.

      Selling expenses were $2,151,203 for the second quarter of Fiscal 1999 as compared to $883,669 for the second quarter of last Fiscal year. Most of the increase for Fiscal 1999 was in promotional racing and advertising expense.

          General and administrative expenses were $679,497 for the second quarter of Fiscal 1999 as compared to $777,399 for the second quarter of last Fiscal year. Most of the decrease was in legal expense.

      Interest expense for the second quarter of Fiscal 1999 was $269,571 as compared to $135,161 for the second quarter of last Fiscal year. Interest expense is up due to an overall increase in long-term debt.

     Other non-operating (income)/expense for the second quarter of Fiscal 1999 was $(59,088) as compared to $(23,707) for the second quarter of last Fiscal year.

Financial Condition.

     The Company's cash flows for the second six months of Fiscal 1999 are summarized as follows:

   Net cash provided by operating activities ..... $   687,718
    "   "   used by investing activities  .......   (2,255,645)
    "   "   provided by financing activities.....    2,928,273

        Net increase in cash...................    $ 1,360,346
                                                    ===========

This net increase compared to a $(1,041,814) net decrease for the second six months of the prior fiscal year.

     Cash used in the first six months of Fiscal 1999 to acquire additional property, plant, and equipment (investing activity) amounted to $2,255,645 of which $398,078 was for plugs, molds, and other product tooling.

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

     For the remainder of 1999 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations. Management believes that the Company's sales and production volume will continue to grow with a return to net earnings and positive cash flow. Most of the Company's cash resources will be used to maintain its plant and equipment, for new product tooling and for work in process inventory in the new yacht facility.

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

PART II.  Other Information.

ITEM 2:   Change in Securities.

     There were no change in securities during the second quarter of Fiscal 1999.


ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

      (a) No Amendments on Form 8 were filed by the Registrant during the first six months of Fiscal 1999.

      (b) No Current Reports on Form 8-K were filed by the
          Registrant during the first six months of Fiscal 1999.




                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               FOUNTAIN POWERBOAT INDUSTRIES, INC.
                          (Registrant)





   By: /s/ Joseph F. Schemenauer          Date: February 11, 1999
      __________________________               __________________
     Joseph F. Schemenauer
     Vice President, Chief Financial
     Officer, and Designated Principal
     Accounting Officer