Form 10-Q/A
period 1998-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1999-03-01
CIK 764858

FORM 10-Q/A

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





/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.


February 10, 1999
Salt Lake City, Utah

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

          (Unaudited - See Accountants' Review Report)



                                        December 31,   June 30,
                                            1998         1998
                                        ___________   ___________
CURRENT ASSETS:
  Cash and cash equivalents           $  2,737,330   $1,376,984
  Accounts receivable, net                 469,416    2,715,754
  Inventories                            7,442,027    7,077,540
  Prepaid expenses                       1,003,712      489,290
  Deferred tax assets                    1,280,496    1,058,967
                                        ___________   ___________
    Total Current Assets                12,932,981   12,718,535
                                        ___________   ___________
PROPERTY, PLANT AND EQUIPMENT           33,698,556   33,411,011


  Less:  Accumulated depreciation      (15,061,159) (14,254,156)
                                        ___________   __________
                                         18,637,397   19,156,855
                                        ___________   __________

DEFERRED TAX ASSETS                         208,293            -
OTHER ASSETS                                693,527      622,003
                                        ___________   ___________
TOTAL ASSETS                            $32,472,198  $32,497,393
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