Form 10-Q
period 1999-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1999-05-14
CIK 764858

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

                                  OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to

       For Quarter Ended                 Commission File Number

                                                  0-14712

                 Fountain Powerboat Industries, Inc.
         (Exact name of registrant as specified in its charter)

         Nevada                                 56-1774895
(State or other jurisdiction            (I.R.S. Identification No.)
    of incorporation or
       organization)

      1653 Whichard's Beach Road
      P.O. Drawer 457
      Washington, NC                              27889
(Address of Principal Executive Offices)        (Zip Code)


Registrant's telephone number, including area code:  (252) 975-2000


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


            Class                  Outstanding at April 30, 1999
Common stock, $.01 par value                    4,732,608 shares

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART I.   Financial Information.                          Page No.

          Review Report of Independent Certified
            Public Accountants...........................   3

          Consolidated Balance Sheets - Assets,
            March 31, 1999 and June 30, 1998............    4

          Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, March 31, 1999
            and June 30, 1998............................   5

          Consolidated Statements of Operations -
            Three and Nine Months Ended March 31, 1999
            and March 31, 1998.........................    6-7

          Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 1999
            and March 31, 1998........................     8-9

          Notes to Consolidated Financial Statements ...  10-15

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

             PRITCHETT, SILER & HARDY, P.C.
                  430 EAST 400 SOUTH
              SALT LAKE CITY, UTAH 84111




To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of March 31, 1999, and the related consolidated statements of income and cash flows for the three and nine months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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


May 10, 1999
Salt Lake City, Utah

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                 (Unaudited - See Accountant's Review Report)



                                          March 31,       June 30,
                                            1999            1998
                                        ____________   ____________
CURRENT ASSETS:
  Cash and cash equivalents             $  3,210,514   $  1,376,984
  Accounts receivable, net                   924,701      2,715,754
  Inventories                              5,951,658      7,077,540
  Prepaid expenses                           898,239        489,290
  Deferred tax assets                      1,698,726      1,058,967
                                        ____________   ____________
     Total Current Assets                 12,683,838     12,718,535
                                        ____________   ____________
PROPERTY, PLANT AND EQUIPMENT             34,271,399     33,411,011


  Less:  Accumulated depreciation       (15,610,403)   (14,254,156)
                                        ____________   ____________
                                          18,660,996     19,156,855
                                        ____________   ____________

OTHER ASSETS                                 724,972        622,003
                                        ____________   ____________

TOTAL ASSETS                            $ 32,069,806   $ 32,497,393
                                        ____________   ____________

                                  [Continued]




              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                 (Unaudited - See Accountants' Review Report)

                                  [Continued]


                                            March 31,     June 30,
                                              1999          1998
                                          ___________   ___________
CURRENT LIABILITIES:
  Current portion/long-term debt          $ 2,173,487   $   981,365
  Notes payable - related party               157,910       415,821
  Accounts payable                          2,196,417     3,591,489
  Accrued expenses                          2,175,425     1,939,791
  Dealer territory service accrual          2,392,557     2,046,939
  Customer deposits                           413,996       510,967
  Allowance for boat repurchases              200,000       200,000
  Reserve for warranty expense                500,000       500,000
  Net liabilities of discontinued operations   10,000       103,612

                                          ___________   ___________
     Total Current Liabilities             10,219,792    10,289,984
                                          ___________   ___________
LONG-TERM DEBT, LESS CURRENT PORTION       10,915,956     9,499,895

DEFERRED TAX LIABILITY                         88,978       926,807

COMMITMENTS AND CONTINGENCIES [NOTE 6]              -             -

                                          ___________   ___________

     Total Liabilities                     21,224,726    20,716,686
                                          ___________   ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
     200,000,000 shares authorized,
     4,732,608 and 4,702,608 shares
     issued and outstanding, respectively      47,326        47,026
  Capital in excess of par value           10,303,640    10,196,540
  Retained earnings - accumulated             604,862     1,647,889
                                          ___________   ___________
                                           10,955,828    11,891,454
  Less: Treasury stock                      (110,748)     (110,748)
                                          ___________   ___________
       Total Stockholders' Equity          10,845,080    11,780,707
                                          ___________   ___________
                                          $32,069,806   $32,497,393
                                          ___________   ___________


  The accompanying notes are an integral part of these financial statements.

                      FOUNTAIN POWERBOAT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited - See Accountants' Review Report)

                            For the Three Months Ended For the Nine Months Ended
                                     March 31,                  March 31,
                            __________________________ _________________________
                                 1999        1998           1999       1998
                            ____________ _____________ ____________ ____________
NET SALES                   $ 14,041,832 $  12,699,853 $ 39,718,327 $ 37,313,090
                            ____________ _____________ ____________ ____________
COST OF SALES                 11,094,281     8,744,319   31,172,114   26,456,149
                            ____________ _____________ ____________ ____________
  Gross Profit                 2,947,551     3,955,534    8,546,213   10,856,941

EXPENSES:
  Selling expense              1,761,294     1,952,340    5,855,679    3,869,103
  General and administrative     734,898       592,272    2,053,514    2,089,473
  General and administrative
    Related parties                4,325             -        8,758       73,853
                            ____________ _____________ ____________ ____________
        Total Expenses         2,500,517     2,544,612    7,917,951    6,032,429
                            ____________ _____________ ____________ ____________
OPERATING INCOME BEFORE
  STRATEGIC CHARGE               447,034     1,410,922      628,262    4,824,512
STRATEGIC CHARGE                       -             -  (2,440,000)            -
                            ____________ _____________ ____________ ____________
OPERATING INCOME (LOSS)          447,034     1,410,922  (1,811,738)    4,824,512

NON-OPERATING INCOME
  (EXPENSE):
  Other income                    25,937        21,934       80,933       62,099
  Interest expense             (249,732)     (199,734)    (769,363)    (480,867)
  Interest expense-
   related party                 (6,514)             -     (20,447)            -
                            ____________ _____________ ____________ ____________

INCOME (LOSS) BEFORE TAXES       216,725     1,233,122  (2,520,615)    4,405,744

CURRENT TAX EXPENSE                    -       312,618            -    1,267,066
DEFERRED TAX (BENEFIT)         (120,960)             -  (1,477,588)            -
DEFERRED TAX EXPENSE                   -       147,574            -       75,756
                            ____________ _____________ ____________ ____________
INCOME (LOSS) FROM
  CONTINUING OPERATIONS          337,685       772,930  (1,043,027)    3,062,922

DISCONTINUED OPERATIONS:
  Loss on disposal of operations
    of Fountain Power, Inc. and
    Mach Performance, Inc.             -        60,310            -       33,710
                            ____________ _____________ ____________ ____________
LOSS FROM DISCONTINUED
  OPERATIONS                           -      (60,310)            -     (33,710)
                            ____________ _____________ ____________ ____________
NET INCOME (LOSS)           $    337,685 $     712,620 $(1,043,027) $  3,029,212
                            ____________ _____________ ____________ ____________

                                  [Continued]


                      FOUNTAIN POWERBOAT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited - See Accountants' Review Report)

                                  [Continued]

                            For the Three Months Ended For the Nine Months Ended
                                     March 31,                  March 31,
                            __________________________ _________________________
                                 1999        1998           1999       1998
                            ____________ _____________ ____________ ____________

EARNINGS (LOSS) PER SHARE:
  Continuing Operations     $        .07 $         .16 $      (.22) $        .65
  Income from Operations of
    Discontinued Segments              -             -            -            -
  Estimated Loss on Disposal
    of Discontinued Segments           -         (.01)            -        (.01)
                            ____________ _____________ ____________ ____________
EARNINGS (LOSS) PER SHARE   $        .07 $         .15 $      (.22) $        .64
                            ____________ _____________ ____________ ____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                  4,702,608     4,740,108    4,705,017    4,738,356
                            ____________ _____________ ____________ ____________

DILUTED EARNINGS PER SHARE:
  Continuing Operations     $        .07 $         .15 $   N/A      $        .61
  Loss from Operations of
    Discontinued Segments              -             -     N/A                 -
  Estimated Loss on Disposal
    of Discontinued Segments           -         (.01)     N/A             (.01)
                            ____________ _____________ ____________ ____________
DILUTED EARNINGS PER SHARE  $        .07 $         .14 $   N/A      $        .60
                            ____________ _____________ ____________ ____________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING           4,794,363     5,068,713     N/A         5,088,913
                            ____________ _____________ ____________ ____________





















  The accompanying notes are an integral part of these financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - See Accountant's Review Report)

               Increase (Decrease) in Cash and Cash Equivalents

                                                   For the Nine Months Ended
                                                           March 31,
                                               _________________________________
                                                     1999             1998
                                               ________________ ________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $    (1,043,027) $      3,029,212
                                               ________________ ________________
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation expense                             1,741,646        1,418,965
     Strategic Charge                                 2,440,000                -
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable     1,791,053      (2,436,774)
       (Increase) decrease in inventories               197,060      (3,606,629)
       (Increase) decrease in prepaid expenses        (408,949)          446,220
       Increase (decrease) in accounts payable      (1,395,072)          716,133
       Increase (decrease) in accrued expenses          235,632          229,995
       Increase (decrease) in dealer territory
         service accrual                                345,618          337,497
       Increase (decrease) in customer deposits        (96,971)          154,028
       Net deferred taxes                           (1,477,588)          623,417
       Net liabilities of discontinued operations      (93,612)        (134,441)
                                               ________________ ________________
        Net Cash Provided (Used) by
          Operating Activities                 $      2,235,790 $        777,623
                                               ________________ ________________
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale of certificates of
   deposit, net                                $             -  $        696,155
  Investment in molds, plugs, and other tooling       (635,272)      (1,060,026)
  Purchase of property, plant, and equipment        (2,121,691)      (5,452,598)
  (Increase) in other assets                          (102,969)        (112,712)
                                               ________________ ________________
        Net Cash Provided (Used) by Investing
          Activities                           $    (2,859,932) $    (5,929,181)
                                               ________________ ________________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                 $      4,000,000 $      2,875,000
  Repayment of long-term debt                       (1,391,817)        (524,680)
  Repayment of long-term debt - related party         (257,911)                -
  Proceeds from issuance of common stock                107,400          107,500
                                               ________________ ________________
        Net Cash Provided (Used) by Financing
          Activities                           $      2,457,672 $      2,457,820
                                               ________________ ________________
Net increase (decrease) in cash and cash
equivalents                                    $      1,833,530 $    (2,693,738)

Cash and cash equivalents at beginning of period      1,376,984        2,994,503
                                               ________________ ________________
Cash and cash equivalents at end of period     $      3,210,514 $        300,765
                                               ________________ ________________

                                  [Continued]


              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - See Accountant's Review Report)

               Increase (Decrease) in Cash and Cash Equivalents

                                  [Continued]


                                                   For the Nine Months Ended
                                                           March 31,
                                               _________________________________
                                                     1999             1998
                                               ________________ ________________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest:
      Unrelated parties                        $        502,752 $        570,688
      Related parties                                    16,879           17,672
                                               ________________ ________________
                                               $        519,631 $        588,360
                                               ________________ ________________
     Income taxes                              $        263,345 $          8,836
                                               ________________ ________________

Supplemental Disclosures of Noncash Investing and Financing Activities:
  For the nine month period ended March 31, 1999:
     There were no non-cash investing and financing activities.

  For the nine month period ended March 31, 1998:
     On September 30, 1997 the Company purchased an airplane for $1,375,000 from a related party through the issuance of a $415,821 note payable to the related party and assuming $959,179 underlying indebtedness on the plane.


















  The accompanying notes are an integral part of these financial statements.

                          FOUNTAIN POWERBOAT INDUSTRIES, INC.

                        Notes to Consolidated Financial Statements
                       (Unaudited - See Accountants' Review Report)

NOTE 1.  Basis of Presentation.

     Although these statements have been reviewed by our independent auditors, they are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses
during  the reporting  period.   Actual  results  could  differ  from  those
estimated by management.   In the opinion of management, all adjustments (which
include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 audited financial statements. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2.  Accounts Receivable.

    As of March 31, 1999, accounts receivable were $924,701 net of the allowance for bad debts of $30,000. This represents a decrease of $1,791,053 from the $2,715,754 in net accounts receivable recorded at June 30, 1998. Of the $924,701 balance at March 31, 1999, $612,996 has subsequently been collected as of April 30, 1999, and the remaining $311,705 is believed to be fully collectible.

NOTE 3.  Inventories.

    Inventories at March 31, 1999 and June 30, 1998 consisted of the following:


                                                   March 31,        March 31,
                                                     1999             1998
                                               ________________ ________________

Parts and Supplies.............................$      3,163,596 $      4,510,373
Work-in-process................................       2,175,290        2,235,394
Finished goods.................................         536,102          302,587
Sportswear.....................................         196,670          149,186
Obsolete inventory reserve.....................       (120,000)        (120,000)

Total..........................................$      5,951,658 $      7,077,540

                  FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                     (Unaudited - See Accountants' Review Report)


NOTE 4.  Revenue Recognition.

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

                  FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                     (Unaudited - See Accountants' Review Report)

NOTE 5.  Allowance and Qualifying Accounts.

     For the nine months ended March 31, 1999, the Company adjusted its allowance and qualifying accounts as follows:

                    Balance at  Charged to               Balance
                    Beginning   Cost and     Additions   at End
                    of Period   Expense    (Deductions)  of Period

Allowance for
 boat repurchases   $  200,000 $      -0- $        -0- $  200,000

Allowance for
 doubtful accounts      30,000     12,710       12,710     30,000

Allowance for
 warranty claims       500,000    612,279      612,279    500,000

Allowance for
 inventory values      120,000        -0-          -0-    120,000

                    ---------- ---------- ------------ ----------
Total               $  850,000 $  624,989 $    624,989 $  850,000
                    ========== ========== ============ ==========

     In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.

NOTE 6. Notes Payable and Line of Credit.

During September 1998 the Company concluded negotiations for a new $4,000,000 promissory note with Transamerica Business Credit Corporation which included restatement and amendment of certain existing promissory notes with General Electric Capital Corporation ("GECC"). An Omnibus Agreement was entered into which provides that all the underlying collateral and encumbered property would apply ratably to all of the Notes Payable. The $4,000,000 promissory note provides for thirty-nine monthly principal payments in the amount of $100,000 beginning October 1, 1998 with a final payment of the entire outstanding payment due on January 2, 2002. Accrued interest will be paid monthly in addition to the principal payment. Interest will be calculated at 2.7% per annum above the published LIBOR Rate (London Interbank Offered Rates) and is calculated monthly. The Company executed a restated and amended Note to GECC in the amount of $9,007,797, which replaces a previous

                FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                    Notes to Consolidated Financial Statements
                   (Unaudited - See Accountants' Review Report)

note with the same outstanding balance. The note provides for 39 monthly payments of $123,103, which includes principal and interest. A final payment of the outstanding balance will be due on January 2, 2002. Interest is calculated at 2.7% per annum above the published LIBOR Rate. The Company also executed a restated and amended Note to GECC in the amount of $855,050, which replaces a previous note with the same outstanding balance. The note provides for seventy monthly payments of $15,181, which includes principal and interest. A final payment of the outstanding balance will be due on April 1, 2004. Interest is calculated at 2.7% per annum above the published LIBOR Rate. All of the notes provide for prepayment penalties according to a predefined timetable. On December 1, 1998, the two GECC loans were converted to fixed rates of 7.02% on the $9,007,797 loan and 7.26% on the $855,050 loan.


NOTE 7.  Commitments and Contingencies.

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 1999, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $32,100,000. The Company has reserved for future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events, which can be reasonably estimated. At March 31, 1999, the allowance for boat repurchases was $200,000.

Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to approximately $1,213,400 for the first nine months of Fiscal 1999 and are included in the accompanying consolidated statements of operations as part of selling expense. At March 31, 1999, the estimated unpaid dealer incentive interest included in accrued expenses amounted to $404,900.


NOTE 8.  Transactions with Related Parties.

The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                  (Unaudited - See Accountants' Review Report)

                                                March 31,        March 31,
                                                  1999             1998
                                               ___________      ___________
Apartments                     - Rentals       $     7,808      $     3,862

R.M. Fountain, Jr.             - Interest           20,447              -0-

                               - Aircraft
                                 Rental                -0-          137,219
                                               -----------      -----------
                                               $    28,255      $   141,081
                                               ===========      ===========

     At March 31, 1999 the Company had travel advances and other receivables from employees in the amount of $71,328, of which $58,304 was due from an officer of the Company. For the nine months ended March 31, 1999 the Company paid interest expense of $20,447 to an Officer/Director of the Company.


NOTE 9.  Income Taxes.

     For the nine-month period ended March 31, 1999, the Company provided $-0-for current income taxes and a benefit of $1,477,588 for deferred income taxes.

NOTE 10.  Stock Options.

     On January 12, 1999, the board of directors adopted a 1999 Employee Stock Option Plan for the purpose of encouraging officers and employees of the Company to expand and improve the profits and prosperity of the Company. Concurrent with the adoption of this plan, the Company issued an incentive stock option for 30,000 shares of stock to an officer of the Company, at an exercise price of $5.00 per option share. The 1999 employee stock option plan and the employee stock option agreement with an officer of the Company were approved by a majority of the shareholders at the 1998 annual meeting held on March 2, 1999.

     At March 31, 1999 there were 546,000 unexercised stock options, of which 540,000 were held by officers and directors of the Company at prices ranging from $3.58 to $8.167 per share. During this period, a former director of the Company exercised 30,000 stock option shares at an option price of $3.58 per share.

NOTE 11. Earnings Per Share.

     The computation of earnings (loss) per share and diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings
(loss) per share for the nine-month period ended March 31, 1999, was not presented, as its effect was anti-dilutive.

             FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                (Unaudited - See Accountants' Review Report)

                            For the Three Months Ended For the Nine Months Ended
                                     March 31,                  March 31,
                            __________________________ _________________________
                                 1999        1998           1999       1998
Weighted average common
shares outstanding for basic____________ _____________ ____________ ____________
  earnings per share           4,702,608     4,740,108    4,705,017    4,738,356
Effect of dilutive securities:
  Stock  options                  92,322       328,605          N/A      350,557
                            ____________ _____________ ____________ ____________

Weighted average common shares
  and potential dilutive shares
  outstanding for dilutive
  earnings per share           4,794,930     5,068,713          N/A    5,088,913
                            ____________ _____________ ____________ ____________
Stock options to purchase
  common stock not included
  in the computation of diluted
  earnings per share as their
  effect is anti-dilutive              -             -      546,000            -
                            ____________ _____________ ____________ ____________


NOTE 12.  Strategic Charge.

      During December 1998, the Company designed and implemented a restructuring plan to aggressively improve the Company's cost structure, refocus sales and marketing expenditures and divest the Company of certain non-realizable assets. In connection with the restructuring plan the Company reviewed components of its business for possible improvement of future profitability through reengineering or restructuring. As part of this plan the Company decided to eliminate its racing program and write off the balance of excess yacht tooling cost along with other discontinued unused tooling. The Company expects to complete the majority of these actions during the third and fourth quarters of Fiscal 1999. The carrying value of the assets held was reduced to fair value based on estimated realizable value based on future cash flows from use of the asset or sale of the related assets. The resulting pretax adjustment of $2,440,000 was recorded as a strategic charge in the second quarter statement of operations of the Company.


Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

     The operating income for the third quarter ended March 31, 1999 was $447,034 or $.09 per share versus operating income of $1,410,922 or $.30 per share for the corresponding period of the previous year. Operating income as a percent of sales for the third quarter of Fiscal 1999 was 3.2% versus 11.1% for the same period the previous Fiscal year. Net income for the third quarter of Fiscal 1999 was $337,685 or $.07 per share. This compares to net income amounting to $712,620 or $.15 per share for the third quarter of Fiscal 1998.

     Net sales were $14,041,832 for the third quarter of Fiscal 1999 as compared to $12,699,853 for the third quarter of the prior Fiscal year. Unit sales volume for the third quarter of Fiscal 1999 was 111 boats as compared to 109 boats for the third quarter of Fiscal 1998. The increase in units this quarter over the prior Fiscal year is primarily due to an increase in the number of fishing boats sold.

      For the third quarter of Fiscal 1999, the gross margin on sales was $2,947,551 (21.0%) as compared to $3,955,534 (31.1%) for the third quarter of
Fiscal 1998.

      Selling expenses were $1,761,294 for the third quarter of Fiscal 1999 as compared to $1,952,340 for the third quarter of last Fiscal year. Most of the decrease was in promotional racing and advertising expense.

      General and administrative expenses were $739,223 for the third quarter of Fiscal 1999 as compared to $592,272 for the same quarter of last
Fiscal  year.   Most  of  the increase was due to a one  time  insurance  credit occurring in the third quarter of last Fiscal year.

      Interest  expense  for the third quarter of Fiscal 1999  was  $256,246  as
compared  to  $199,734  for  the third quarter of last  Fiscal  year.   Interest
expense is up due to an overall increase in long-term debt.

     Other non-operating income/(expense) for the third quarter of Fiscal 1999 was $25,937 as compared to $21,934 for the third quarter of last Fiscal year.


Financial Condition.

     The Company's cash flows for the first nine months of Fiscal 1999 are summarized as follows:

Net cash provided by operating activities........  $ 2,235,790
 "   " used by investing activities..............  (2,859,932)
 "   " provided by financing activities..........    2,457,672

        Net increase in cash.....................  $ 1,833,530
                                                   ===========

This  net   increase compared to a $(2,693,738) net decrease for the first  nine months of the prior fiscal year.

     Cash used in the first nine months of Fiscal 1999 to acquire additional property, plant, and equipment (investing activity) amounted to $2,756,963 of which $635,272 was for plugs, molds, and other product tooling.

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

For the remainder of 1999 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations.
Management believes that the Company's sales and production volume will continue to grow with a return to net earnings and positive cash flow. Most of the Company's cash resources will be used to maintain its plant and equipment, for new product tooling and for work in process inventory increases for new product line additions.

The Year 2000.

A current concern, known as the "Year 2000" or "Y2K" Bug is expected to effect a large number of computer systems and software during or after the year 1999. The concern is that any computer function that requires a date calculation may produce errors. The Year 2000 issue affects virtually all companies and organizations, including the Company. The
Company is taking the steps necessary to prevent these errors from occurring. With respect to third party providers whose services are critical to the Company, the Company intends to monitor the efforts of such vendors, as they become Year 2000 compliant. Management is not presently aware of any Year 2000 issues that have been encountered by any such third party, which could materially affect the Company's operations. At present, the Company has spent $312,000 and anticipates $100,000 in additional costs in upgrading some of its software and hardware in order to avoid any problems resulting from the Millennium bug. There is no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues.

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


PART II.  Other Information.

ITEM 2:   Change in Securities.

During third quarter of Fiscal 1999, 30,000 stock option shares were exercised by a former director of the Company at an option price of $3.58 per share.


ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

(a) No Amendments on Form 8 were filed by the Registrant during the first nine months of Fiscal 1999.

(b) No Current Reports on Form 8-K were filed by the Registrant during the first nine months of Fiscal 1999.



                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FOUNTAIN POWERBOAT INDUSTRIES, INC.
                                 (Registrant)




        /s/ Joseph F. Schemenauer
    By:  Joseph F. Schemenauer                            Date: May 14, 1999
     Joseph F. Schemenauer
     Vice President, Chief Financial
     Officer, and Designated Principal
     Accounting Officer