Form 10-K
period 1999-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1999-09-16
CIK 764858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K

                                  (Mark One)
     X       ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE
                                  SECURITIES
                   EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

                      For fiscal year ended June 30, 1999

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $ 9,496,906 at September 9, 1999 based upon a closing price of $3.625 per share on such date for the Company's Common Stock.

      As  of  September 9, 1999 there were 4,732,608 shares of  the  Company's
Common Stock issued of which 15,000 shares are owned by the Company's subsidiary Fountain Powerboats, Inc. and are regarded as treasury shares.

          Documents incorporated by reference: None.

     Part I

Item 1.  Business.

     Background

      Fountain Powerboat Industries, Inc. (the "Company"), through its wholly-owned subsidiary, Fountain Powerboats, Inc. (the "Subsidiary"), designs, manufactures, and sells offshore sport boats, sport cruisers, sport fishing boats and sport yachts intended for that segment of the recreational power boat market where speed, performance, and quality are the main criteria for purchase. In addition, the Company produces various military support craft for domestic and international government agencies, (including the United States Customs Service, the United States Navy and the United States Coast Guard). The Company's strategy in concentrating on these segments of the market is to maximize its use of the reputation of its Chairman and President, Reginald M. Fountain, Jr., as an internationally recognized designer and builder of high speed power boats.

      The Company's products are sold through a network of authorized dealers worldwide. The Company has targeted that segment of the market in which purchase decisions are generally predicated to a relatively greater degree on the product's image, style, speed, performance, quality, and safety and to a lesser degree on the product's price or other economic considerations.

Products.

     Each of the Company's recreational products is based upon a deep V-shaped fiberglass hull with a V-shaped pad and a notched transom. This design enables the boat to achieve performance and stability standards, which the Company believes are greater than those offered by any of its competitors, worldwide. As a result, the Company maintains that its boats are among the fastest, best-handling, and safest boats of their kind. In Fiscal 1994, the Company developed a new, high performance hull design for its boats. These new "positive-lift" designs increase speed significantly and give a softer ride by incorporating radically different keel lines with steps in the hull bottoms. Handling and fuel economy are also substantially improved with the new designs.

       The Company's sport boats, ranging from 27' to 51' are of inboard/outboard or surface drive design. They are propelled by single, twin, or triple gasoline (or diesel) engines ranging from 310 HP to more than 900 HP each. Fountain also builds custom racing boats designed specifically for competition. The Company also produces outboard powered center consoles and outboard or stern drive cabin model offshore sport fishing boats ranging from 25' through 32'. Furthermore, the Company builds 29', 32', 38' and 47' sport cruisers. During the first half of Fiscal 1999, the company introduced the first of the new Super Cruiser Line, a 65 foot long by 16' wide high speed cruising yacht. This is the first of a family of Super Cruisers to be introduced during the next several years.

      In addition to the Sportboats, Fishing boats and Supercruising Yachts, Fountain is producing an ever increasing line of military/governmental boats of various configurations. These boats are based on the racing boat technology that's incorporated into the large sportboats; along with new models including the new rigid inflatables (RIB) in 38' and 46' design along with additional new designs in process to meet specific governmental needs.

     The 47' Sport Cruiser is the flagship of the Fountain fleet. Its hull design is based upon that of the Company's 47' Super boat and 42' manufacturer's Super-Vee boats which won 10 out of 10 races in a recent twelve month period. The model features a walk-in cabin, enclosed head with shower, complete galley with refrigerator and microwave among it's very extensive list of standard equipment.

      With the amenities of a traditional cruising yacht, the Fountain 47' Sport Cruiser is capable of speeds in excess of 70 mph with standard triple MerCruiser 502 EFI engines. A high performance diesel engine version is also available. This boat was named "The Outstanding Offshore Performance Boat" by Powerboat Magazine and "Best of the Best" by Boating Magazine. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $373,000 to $416,000.

      The Company's 47' Lightning Sport Boat has been newly redesigned and restyled and operates at speeds of 75 to 100 mph and is very stable and suited for long range cruising in offshore waters. Its sleek styling makes it particularly attractive. Depending primarily upon the type of engines and options selected, this boat retails at prices ranging from $403,000 to $750,000. This boat's standard features include an integrated swim platform, flush deck hatches, and an attractively appointed cockpit and cabin. This boat has been cited by Powerboat Magazine as "The Outstanding Offshore Performance Boat". Equipped with special racing engines, this model set a new world speed record for V-hulled boats in February, 1996 at 131.941 mph.

     The 38' Sport Cruiser offers most of the amenities found on the 47' Sport Cruiser. This model has successfully incorporated the performance type sport boat's features without compromising the comforts found in a cruiser. Depending primarily upon the customer's choice of engines, the retail price of the boat is from $236,000 to $270,000.

      The 38' Sport Boat operates at speeds of between 70 and 100 mph. The retail price ranges from $220,000 to $263,000, depending primarily upon the type of engines selected. This model was cited by Powerboat Magazine as "Offshore Performance Boat of the Year". It also captured an award from The Hot Boat Magazine for "Boat of the Year".

      The 35' Lightning Sport Boat is being totally redesigned this year to go with a higher freeboard, new 2-step design, new deck and interior. It will operate at speeds between 70 and 100 mph. The current 35' Lightning was named by Powerboat Magazine "Offshore Boat of the Year" for 1981 and 1995. It has also captured that magazine's title, "Outstanding Offshore Performance Boat" for 1980,1981,1982,1983,1984, and 1987. This boat retails at prices ranging from $178,000 to $217,000, depending primarily upon the type of engines selected.

      Fountain's 32' Fever Sport Boat was introduced during Fiscal 1991 to satisfy the market's demand for a mid-size twin engine sport boat between the single engine 29' Fever and the 35' Lightning. This model combines many of the advantages of both the 29' model the 35' model. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $146,000 to $179,000.

      The 29' Fever is one of the most popular boats in our line. It operates at speeds of 55 to 75 mph and retails between $95,000 and $111,000 depending on engine size. It has great balance and speed for a single engine and offshore sea conditions with superior safety and handling.

      Fountain's 27' Fever and 27' Fever II Sport Boats are also equipped with single engines. These boats represent the most affordable access tot he
Fountain line of safe, smooth, high performance boats. The 27' Fever won an award from Powerboat Magazine for "The Full Size Boat of the Year" for 1991 and 1992. It also captured that magazine's award for "Outstanding full-size Workmanship" for 1995. Depending primarily upon the type of engine selected the retail price of this boat is from $79,000 to $100,000.

      The Company also builds and markets a sport fishing line. The 31' sport fish model features a center console with T-Top design and incorporates the same high performance, styling, and structural integrity as its sport boat models. It has a deck configuration engineered for the knowledgeable, experienced sport fisherman. This boat has won the Southern Kingfish Association's World Championship for five of the last eight years and has won more than 50% of the top ten positions over the same period.

      The additional models include the 29' twin engine center console model and 25' single engine center console model. The design, construction, and performance of these models, together with the proven features of the 31' center console model, make a line which in management's view will appeal to many experienced sport fishermen.

      To further enhance its sport fishing boat line, the Company added a 31' walk around cabin model based upon the proven 31' center console hull design. This model features a deck design, which incorporates a walk-in cabin, enclosed head with shower, and a full galley. With twin outboard engine power, this model is produced either as a fishing boat for the serious angler or as a purely recreational sport boat type cruiser.

      The Company also produces both, a 25' and 29' walk around cabin fishing boats with outboard engine power and a 32' walk around cabin model fishing boat with twin inboard power. Inboard power has been introduced to the 29' walk-around cabin model as well.

      In Fiscal 1999, the Company introduced a redesigned 27' with a new deck, glass windshield, anchor locker and swim ladder. A new 38' Lightning sport boat was introduced at mid-year, sporting a new glass windshield, standard bimini top, new style engine vents along with other features standard in the 42' Lightning. Another introduction for the year was the all new 38' Rigid Inflatable Boat (RIB), the first in a series of special purpose boats with a rigid fiberglass hull surrounded with an inflatable collar, surface drive technology and diesel engine power. This type of boat will primarily be sold to Government Agencies such as the U. S. Coast Guard beginning in the first quarter of Fiscal year 2000.

     For Fiscal 1998, the Company introduced an all-new 42' Lightning. This boat comes with the Company's new second-generation positive lift hull. It comes with a new style deck with full wrap around windshield, canvas top and the all-new positive lift hull, which increases speed, stability and ride comfort. This model set a new world speed record for V-hulled boats in August, 1999 at 140.120 mph.

     Also in 1998, Fountain launched into the yacht market with the introduction of the all-new 65' Supercruiser. This performance yacht is much faster than the competition, while still providing all the comforts of a luxury yacht through the use of Fountain's all new super ventilated positive lift hull equipped with Fountain's all new Surface Drive System. Performance at wide-open throttle can exceed 60 mph.

     Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:

                         Fiscal              Fiscal              Fiscal
                          1999                1998                1997

   Sport boats             316                 324                 336

   Sport cruisers            1                   9                  14

   Yachts                    1                   -                   -

   Sport fishing boats     130                 116                 128
                         ------              ------              ------
   Total                   448                 449                 478
                         ======              ======              ======

      The Company conducts research and development projects for the design of its plugs and molds for hull, deck, and small parts production. The design, engineering, and tooling departments currently employ approximately 38 full-time employees. Amounts spent on design research and development and to build new plugs and molds in recent years were:

                                Design               Construction
                              Research &             of New Plugs
                              Development              and Molds

     Fiscal 1999               $876,965               $1,275,182

     Fiscal 1998                575,918                2,010,634

     Fiscal 1997                635,652                1,684,274

     Fiscal 1996                234,425                  878,274


      For Fiscal 2000, planned design research and development expenses are estimated to be $ 800,000 and plug and mold construction expenditures are estimated to be $ 1,500,000. These expenditures will be primarily to complete the tooling for the all-new 35' sport boat plus tooling of the first in the new mid-size cruiser line.

      Manufacturing capacity is sufficient to accommodate approximately 30 to 40 boats in various stages of construction at any one time. Construction of a current model boat, depending on size, takes approximately three to five weeks. The Company, with additional personnel, currently has the capacity to manufacture approximately 500 sport and fishing boats and 12 yachts per year.

      The manufacturing process for the hulls and decks consists primarily of the hand "lay-up" of vinylester resins and high quality stitched, bi-directional and quad-directional fiberglass over a foam core in the molds designed and constructed by the Company's engineering and tooling department. This creates a composite structure with strong outer and inner skins with a thicker, light core in between. The "lay-up" of fiberglass by hand rather than using chopped fiberglass and mechanical blowers, results in superior strength and appearance. The resin used to bind the composite structure together is vinylester, which is stronger, better bonding, and more flexible than the polyester resins used by most other fiberglass boat manufacturers. Decks are bonded to the hulls using bonding agents, rivets, screws and fiberglass to achieve a strong, unitized construction.

      As one of the most highly integrated manufacturers in the marine industry, the Company manufactures many metal, Plexiglas, plastic, and small parts (such as gas tanks, seat frames, steering systems, instrument panels, bow rails, brackets, T-tops, and windscreens) to assure that its quality standards are met. In addition, the company also manufacturers all of its upholstery to its own custom specifications and benefits from lower costs as it receives parts just in time for assembly. All other component parts and materials used in the manufacture of the Company's boats are readily available from a variety of suppliers at comparable prices exclusive of discounts. However, where practicable, the Company purchases certain supplies and materials from a limited number of suppliers in order to obtain the benefit of volume discounts.

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

     Recreational powerboats must be certified by the manufacturer to meet U.S. Coast Guard specifications. In addition, their safety is subject to federal regulation under the Boat Safety Act of 1971, as amended, pursuant to which boat manufacturers may be required to recall products for replacement of parts or components that have demonstrated defects affection safety. The Company has never had to conduct a product recall. In addition, boats manufactured for sale in the European Community must meet CE Certification Standards.


Sales and Marketing.

      Sales are made through approximately 39 dealers throughout the United States. The Company also has 5 international dealers. Most of these dealers are not exclusive to the Company and carry the boats of other companies including some, which may be competitive with the Company's products. The territories served by any dealer are not exclusive to the dealer. However, the Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers.

Following is a table of sales by geographic area for the last three fiscal years:

                             Fiscal `99        Fiscal `98        Fiscal `97

   United   States          $49,711,114       $46,068,495       $48,346,485

   Canada, Mexico, Central
    and South America       $ 2,495,048       $ 2,639,523       $ 1,047,913

   Europe and
    the Middle East         $ 1,222,325       $ 1,834,524       $   752,801

   Asia                     $         -       $   109,495       $   367,126
                            -----------       -----------       -----------

   Total                    $53,428,487       $50,652,037       $50,514,325
                            ===========       ===========       ===========


     The Company targets a portion of its advertising program into a number of foreign countries through various advertising media. It continues to seek new dealers in many areas throughout Europe, South America, the Fareast and the Mideast. In general, the Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales nor risk related to foreign currency fluctuation. The Company believes that within several years, foreign sales could account for up to 10% of its total sales.

     For Fiscal 1999 one dealer accounted for 6.83% of sales, one for 6.77% of sales and one for 6.71% of sales. For Fiscal 1998 one dealer accounted for 6.7% of sales, one for 6.3% and one other dealer accounted for more than 5% of sales. For Fiscal 1997 one dealer accounted for 6.6% of sales and two other dealers each accounted for more than 5% of sales. The Company believes that the loss of any particular dealer would not have a materially adverse effect on sales. As sales continue to grow through more dealers, it is reasonable to assume the Company will grow less dependent on any one dealer.

      Field sales representatives call upon existing dealers and develop new dealers. The field sales force is headed by the Fountain National Director of Sales who is responsible for developing a full dealer organization for sport boats, sport cruisers, sport fishing boats and yachts. The Company is seeking to establish separate sport boat and fishing boat dealers in most marketing areas due to the specialization of each type of boat and the different sales programs required.

      Beginning in Fiscal 1999, sales to Government and Defense Agencies, both domestic and foreign are headed up by a newly hired Director of Defense Operations, who is responsible for establishing contractual relationships with key Armed Services and Congressional Leaders. The Company is seeking new growth in this market.

      Although a sales order can be cancelled at any time, most boats are pre-sold to a dealer before entering the production line. The Company has been able to resell any boat for which the order has been cancelled. To date, cancellations have not had any material effect on the Company. The Company normally does not manufacture boats for inventory.

      The Company ships boats to some dealers on a cash-on-delivery basis. However, most of the Company's shipments are made pursuant to commercial dealer "floor plan financing" programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat, net of shipping charges, directly to the Company. Generally, payment is made to the Company within five business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. For the 1999 model year (which commenced July 1, 1998), the Company had made arrangements to pay all interest charged to dealers by certain floor plan lenders for up to six months. This and other incentives to the dealers have resulted in relatively level month to month production and sales. After six months, the free interest program ends and interest cost reverts to the dealer at the rates set by the lender. The dealers will make curtailment payments (principal payments) in the boats as required by their particular commercial lenders. Similar sales promotion programs were in effect during Fiscal 1998, 1997, and 1996.

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

     Additionally, in order to further promote its products over the years, the Company has developed racing programs to participate in the major classes of offshore powerboat races, many of which are regularly televised on networks such as ESPN, TNN and Speed Vision. Additionally, Fountain single, twin and triple engine racing boats continue to hold their respective world speed records. The result of these racing victories and world speed records has established the Company's products as the highest performing and safest designed offshore boats. The Company believes that the favorable publicity generated by these performance programs contribute to its sales volume. The Company Founder and C.E.O., Reggie Fountain, has won numerous races in both factory and customer boats; he has also set numerous speed records in both factory and customer boats. These Fountain race boats were, in general, very successful in the various racing circuits in which they competed. The Company constructed two race boats during Fiscal 1997 and implemented a racing program during Fiscal 1998, of which a major engine manufacturer was a sponsor. In Fiscal 1998, the company completed the structure of its racing program with a third boat and captured several world speed records through the summer of calendar 1998 with the 100th victory completed by Reggie Fountain in New York City in September. During the second quarter of Fiscal 1999, the Company announced its withdrawal from active racing and proceeded to sell its owned racing boats. Beginning with the 1999 racing season, the Company stopped racing its owned boats and changed its focus to a lower cost sponsorship basis where the Company is only involved in participating on a limited cost basis as sponsor for selective Fountain race boat owners.

        As part of the marketing program for its line of sport fishing boats, the Company sponsors several outstanding sport fishermen in the Southern Kingfish Association Circuit. This competitive circuit sanctions King
Mackerel  Tournaments  throughout  the Atlantic  and  Gulf  Coast  from  North
Carolina to Texas. In Fiscal 1991, the Company's boats and sponsored fishermen dominated this circuit by winning 4 of the top 5 spots. One Fountain fisherman, Clayton Kirby was named `Angler of the Year' and finished in first place. Since Fiscal 1992, the Fountain Fishing Team has continued to dominate the S.K.A. circuit winning no less than 5 of the top 10 spots annually. Fountain Fishermen have won the coveted `Angler of the Year' title 5 of the last 8 years. Kirby's son, Brandon has won the coveted Jr. Angler title 4 of the last 5 years. The S.K.A. Tournaments are held weekly and attract from 100 - 1000 entrants with prize money in excess of $500,000. The Fountain fishing teams winning record have given our sport fishing boats favorable exposure to serious sport fishermen, in particular with respect to the superior performance of Fountain's fishing boat line.

Sales Order Backlog.

      The sales order backlog typically builds to approximately 200 boats during the August-October Dealer allocation period having an estimated sales value of $20,000,000. All of the backlog is generally shipped within 6 months. During the last year, the Company's performance boats increased in sales value to a greater degree than fishing boats, which increased the overall average unit boat price. In addition, the sale of the first 65' SuperCruiser contributed to a substantial per boat increase. The Company's Fall Dealer Allocation Program is designed to promote early replenishment of the stock in Dealer inventories depleted throughout the prime spring and summer selling seasons.


Product Warranty.

       The Company warrants its boats against defects in material and workmanship for a period of three years. The engine manufacturer warrants engines included in the boats. Warranty expenses of $856,694 or 1.6% of sales were incurred in Fiscal 1999 and were charged-off against net income. A reserve for warranty expenses estimated to be incurred in future years had been recorded and amounted to $590,000 at June 30, 1999. For 1998, warranty costs were $531,062 or 1.0 percent of sales. Warranty cost as a percentage of sales are among the lowest in the marine industry thereby reflecting the Company's superior construction of its boats.


Competition.

      Competition within the powerboat manufacturing industry is intense. While the high performance sports boat market comprises only a small segment of all boats manufactured, the higher prices commanded by these boats make it a significant market in terms of total dollars spent. The manufacturers that compete directly with the Company in its market segment include:

                 Wellcraft Division of Genmar Industries, Inc.
            Formula, a Division of Thunderbird Products Corporation
                Baja Boats, a Division of Brunswick Corporation
                          Cigarette Racing Team, Inc.


      The Company believes that in its market segment, speed, performance, quality, image, and safety are the main competitive factors, with styling and price being somewhat lesser considerations.

     The market for fishing boats is much larger than the one for sport boats, but there are many more fishing boat manufacturers than there are sport boat manufacturers.

     The Company believes that its current owners, many of whom have purchased multiple and increasingly larger boats from the Company regenerate a ready waiting market for its expansion into the cruiser and yacht market.

Employees.

      As of September 1, 1999 the Company had 370 employees, of whom twelve were executive and management personnel. Twenty were engaged primarily in administrative positions including accounting, personnel, marketing and sales activities. None of the Company's employees are party to a collective bargaining agreement. The Company considers its employee relations to be satisfactory. The Company is an affirmative action, equal opportunity employer.


Item 2.  Properties.


      The Company's executive offices and manufacturing facilities are located on 66 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $11,409,551 at June 30, 1999.

      The  operating facility contains buildings totaling 229,280 square  feet
located on fifteen acres.   The buildings consist of the following:

                     Approximate
                    Square Footage          Principal Use

      Building 1       13,200            Executive offices, shipping and
                                         receiving, and paint shop.

      Building 2        7,200            Final prep shop.

      Building 3       75,800            Lamination, upholstery, final
                                         assembly, inventory, and cafeteria.

      Building 4       14,250            Woodworking.

      Building 5       26,800            Mating, small parts lamination.

      Building 6       23,800            Metal fabrication.

      Building 7       15,720            Racing, service, and warranty.

      Building 8        8,750            Lamination extension area.

      Building 9        4,800            Mold Storage.

      Building 10      26,960            Fabrication, sportswear sales.

      Building 11      12,000            Yacht manufacturing.
                    ----------
      Total           229,280
                    ==========

Over the last two years there has been heavy expenditures in property, plant and equipment, which include additions to the plant, plus a travellift bay, boat ramp and docking facilities along a 600-foot canal leading to the Pamlico River. In addition, approximately 200,000 square feet of concrete paving surrounding the buildings and providing employee parking has been completed this year. The present site can accommodate an addition of up to 300,000 square feet of manufacturing space.


Item 3.  Legal Proceedings.

      The Company's subsidiary was notified by the United States Environmental Protection Agency ("EPA") and the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") that it has been identified as a potentially responsible party ("PRP") and may incur, or may have incurred, liability for remediation of contamination at the Spectron/Galaxy Waste Disposal Site in Elkton, Maryland, and the Seaboard Disposal Site, in High Point, North Carolina, also referred to as the Jamestown, North Carolina site, respectively, resulting from the disposal of hazardous substances at those sites by a third party contractor of the Company, which disposed of approximately 3,300 gallons of hazardous waste at the Spectron/Galaxy waste disposal site, according to PRP Group records. The Group Administrator/Counsel for that site estimates that the Company's proportionate share of the total assessment and cleanup costs of $40-45 million will be approximately $10,000. The EPA is expected to circulate a draft De Minimis (i.e., small volume contributor) Settlement Agreement to all de minimis PRPs sometime this summer or fall. The Group Administrator indicated that the likely "buy out" offer in the proposed settlement agreement is anticipated to be approximately $3 per gallon. Accordingly, the Company's proportionate share is calculated to be $9,900. If the Company accepts EPA's buyout offer and a Consent Decree is entered in Court in a timely manner, this matter likely will be concluded for the Company and all other de minimis PRPs by the end of 1999, even though completion of site cleanup may take several more years. The Company's subsidiary also disposed of approximately 19,245 gallons of hazardous waste at the Seaboard disposal site, according to PRP Group records. The total of estimated gallons for this site is approximately 14.3 million. Accordingly, the Company's share is .132% of the total estimated assessment and cleanup cost of $23 million, or approximately $30,000. The Group Administrator confirmed that this is a revised estimate and that, under the worst case conditions, the Company's potential liability at this site is now expected to be no more than $30,000, and could be considerably less if the Company's subsidiary is eligible for a De Minimis Settlement Agreement likely to be proposed by the EPA sometime next year. A remedial investigation of the site and a feasibility study of cleanup options has been completed, which proposes natural attenuation as the preferred remediation approach. If approved by the State and EPA, the Company's share could be as low as $18,000 according to the Group Administrator. Completion of site cleanup could take several years, depending on the cleanup option selected. The Group Administrator noted that the Company already has paid amounts previously assessed for its proportionate share of the costs.

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

     As of June 30, 1999, the Company's chief operating subsidiary was a defendant in two product liability suits and four alleged breach-of-warranty suits. In the Company's opinion, these lawsuits are without merit and, therefore, the Company is vigorously defending its interests in such suits. The Company carries sufficient liability and product liability insurance to cover attorney's fees and any losses that may occur from such suits, over and above applicable insurance deductibles.


Item 4.  Submission of Matters to a Vote of Security Holders.

     The only matters submitted to the Shareholders for a vote during Fiscal 1999 were at the annual meeting with the election of directors, approval of the 1999 Employee Stock Option Plan, and appointment and ratification of the Board's selection of Pritchett, Siler & Hardy, P.C., Certified Public Accountants, as the Company's independent public accountants.




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




      The following table contains certain historical high and low price information related to the common stock for the past quarter indicated. Amounts shown reflect high and low sales prices of the common stock on the NASDAQ National Market System since August 28, 1996 and the American Stock Exchange prior to such date:


          Quarter Ended                  High           Low


          September 30, 1996             8.08           5.69
          December 31, 1996             12.33           7.75
          March 31, 1997                16.08          10.65
          June 30, 1997                 13.16           9.50

          September 30, 1997            14.88           9.00
          December 31, 1997             15.38           8.88
          March 31, 1998                12.75           8.50
          June 30, 1998                 13.00           8.93

          September 30, 1998            11.13           4.38
          December 31, 1998              6.72           3.88
          March 31,1999                  7.00           4.50
          June 30, 1999                  5.00           3.97


      The Company has not declared or paid any cash dividends since its inception. Any decision as to the future payment of dividends will depend on the Company's earning, financial position and such other factors, as the Board of Directors deems relevant.

     The number of shareholders of record for the Company's common stock as of September 1, 1999 was approximately 1906.

Item 6.  Selected Financial Data

               Fountain Powerboat Industries, Inc. and Subsidiary
                             Selected Financial Data
                         Fiscal Years 1995 through 1999


                                                         Year Ended June 30,
Operations Statement Data: ----------------------------------------------------------------------------
     (Period Ended)            1999            1998            1997          1996            1995
-------------------------  ------------    ------------    ------------    ------------    ------------
Sales ...................  $ 53,428,487    $ 50,652,037    $ 50,514,325    $ 41,598,051    $ 38,727,329

Net Income (loss) .......  $ (1,255,791)   $  2,740,487    $  1,239,951    $  3,680,034    $  2,047,876

Income (loss) per share .  $       (.27)   $        .58    $        .27    $        .81    $        .45

Weighted average shares
 outstanding ............     4,702,608       4,751,779       4,664,251       4,528,608       4,528,608

Diluted earnings (loss)
 per share ..............  $        N/A    $        .54    $        .24    $        .77    $        .45

Diluted weighted average
 shares outstanding .....           N/A       5,110,090       5,093,289       4,573,153       4,539,694

Balance Sheet Data
(At Period End)
-------------------------
Current assets ..........  $ 14,084,888    $ 12,718,535    $ 10,997,133    $  8,378,341    $  6,185,727

Total Assets ............  $ 33,930,960    $ 32,497,393    $ 23,713,896    $ 18,498,104    $ 16,334,757

Current Liabilities .....  $ 12,183,630    $ 10,289,985    $  6,305,212    $  6,180,476    $  6,081,298

Long-term debt ..........  $ 10,215,334    $  9,499,895    $  8,047,039    $  5,433,184    $  7,049,049

Stockholders' equity (1)   $ 10,632,316    $ 11,780,707    $  9,361,645    $  6,884,444    $  3,204,410
-------------------------        (1) The Company has not paid any cash dividends since its inception.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      As described more fully below at "Business Environment", more than half of the Company's shipments to dealers were financed through so-called "100% floor plan arrangements" with third-party lenders pursuant to which the Company may be required to repurchase boats repossessed by the lenders if the dealers defaults under his credit arrangement. The balance of shipments was C.O.D. or payment prior to shipment.

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

      At June 30, 1995, the Company estimated the balances in deferred sales to be $197,541 and in deferred cost of sales to be $183,393. At June 30, 1999, 1998, 1997 and 1996, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company's written sales program and there were no direct repurchase agreements. This was because of improved market conditions and strong ongoing consumer demand for boats. Therefore, there were no deferred sales or cost of sales estimated at June 30, 1999, 1998, 1997, and 1996. The differences between the estimates for deferred sales and deferred cost of sales at June 30, 1995 and June 30, 1996 had the effect of increasing the gross margin on sales and net income after taxes for the year by $14,148. There was no such effect on Fiscal 1999, 1998 and 1997.

      The  Company  has  a  contingent liability to repurchase  boats  where  it participates in the floor plan financing made available to its dealers by third-party finance companies. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company may be required to repurchase the boat. The Company had a contingent liability of approximately $23,350,000 at June 30, 1999 and 1998 for the shipment of boats, which remained uncollected by the finance companies at those dates. Additionally, at June 30, 1999 and 1998, the Company had recorded reserves of $200,000 and $200,000, which represent losses which may be reasonably expected to be incurred on boat repurchases in future years.

Business Environment.

      The Company's Sales have continued to increase each year. Sales for 1999 were $53,428,487 up 5.5% from Fiscal 1998. The sales volume increase for Fiscal 1999 was in line with the overall recreational boating industry. Plant utilization stands at about 80% until full production of the new 65' yacht is achieved.

      Sales for Fiscal 1998 were $50,652,037, up less than 1% from sales for Fiscal 1997. Sales for Fiscal 1997 were $50,514,325.

       In Fiscal 1999, the Company continued to advertise and market aggressively. Management believes that the Company's advertising, marketing, racing, and tournament fishing programs, as well as, its reputation as the builder of the highest quality, best performing, and safest high performance boats in the industry, all contributed in maintaining our performance market share.

      Typically, each dealer's floor plan credit facilities are secured by the dealer's inventory, and, perhaps, other personal and real property. In connection with the dealers' floor plan arrangements, the Company (as well as substantially all other major manufacturers) has agreed in most instances to repurchase, under certain circumstances, any of its boats which a lender repossesses from a dealer and returns to the Company. In the event that a dealer defaults under its credit line, the lender may invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted.

      Except where there is a direct repurchase agreement with the customer, the Company is under no obligation to repurchase boats from its dealers, although it will on occasion voluntarily assist a dealer in selling a boat or repurchase a boat for the convenience of a dealer.

      No boats were repurchased in Fiscal 1999, 1998 and Fiscal 1997 in connection with floor plan arrangements. At June 30, 1999, 1998 and 1997, the Company had recorded a $200,000 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years.

Results of Operations.

      During the second quarter of Fiscal 1999, the Company designed and implemented a restructuring plan to aggressively improve the Company's cost structure, refocus sales and marketing expenditures and divest the Company of certain non-realizable assets. In connection with the restructuring plan the Company reviewed components of its business for possible improvement of future profitability through reengineering or restructuring. As part of this plan the Company decided to eliminate its direct racing program and reduce the yacht tooling cost (carrying value), along with other discontinued unused tooling. The carrying value of the assets held was reduced to fair value based on estimated realizable value based on future cash flows from use of the asset or sale of the related assets. The resulting pretax adjustment of $2,440,000 was recorded as a strategic charge in the statement of operations of the Company.

      During Fiscal 1999, the Company had a net loss of $(1,255,791) or $(.27) per share. This compares to net income for Fiscal 1998 of $2,740,487, or $.58 per share. The change to a net loss from the previous year's net income is primarily due to the restructuring charge, increased selling expenses and a drop in margins due to the sales mix of fish boats in relation to overall boats.

      Operating income before strategic charge decreased to $819,059 in Fiscal 1999 from $4,084,388 in Fiscal 1998 and $4,520,333 in Fiscal 1997. This was
primarily due to a substantial increase in selling expenses and a drop in margins due to a higher number of fishing boats in relation to total boats sold.

      The Company's gross profit margin as a percentage of sales decreased to 22.2% in Fiscal 1999 from 24.8% in Fiscal 1998 and 26.8% in Fiscal 1997. The change in the gross margin percentage was due to the overall sales mix of boats.

      Depreciation expense was $2,280,871 for Fiscal 1999, $1,953,207 for Fiscal 1998 and $1,642,975 for Fiscal 1997. Depreciation expense by asset category was as follows:

                                    Fiscal       Fiscal        Fiscal
                                     1999         1998          1997

Land  Improvements ...........    $   57,065   $   29,504   $   22,468

Buildings  ...................    $  256,205   $  239,187   $  231,546

Molds & Plugs  ...............    $1,236,027   $1,112,705   $1,041,217

Machinery & Equipment ........    $  387,732   $  353,102   $  295,829

Furniture & Fixtures  ........    $   30,842   $   15,238   $   24,572

Transportation Equipment .....    $  194,627   $  129,722   $   27,343

Racing Equipment .............    $  118,373   $   73,749            -
                                  ----------   ----------   ----------
Total                             $2,280,871   $1,953,207   $1,642,975
                                  ==========   ==========  ===========


      Following is a schedule of the net fixed asset additions during Fiscal 1999 and Fiscal 1998.

                                  Fiscal 1999       Fiscal 1998

      Buildings ...............    $  555,475        $  240,003

      Land and Improvements ...    $  804,226        $   35,537

      Molds and Plugs .........    $  312,045        $2,050,745

      Construction in Progress     $  760,052        $1,139,725

      Machinery & Equipment ...    $  597,610        $  512,933

      Furniture & Fixtures ....    $  217,123        $   24,495

      Transportation Equipment     $  506,172        $1,458,079

      Racing  equipment .......    $        -        $1,335,163
                                   ----------        ----------
      Total                        $3,752,703        $8,796,680
                                   ==========        ==========

      Selling expenses were $7,934,683 for Fiscal 1999, $5,687,097 for Fiscal 1998 and $6,463,875 for Fiscal 1997. The Company continued to promote its products primarily by magazine advertising in Fiscal 1999. Advertising expense was $1,411,883 in Fiscal 1999, $1,166,633 for Fiscal 1998 and $1,267,822 for Fiscal 1997. These advertising expenditures continue to promote the Company's visibility in the recreational marine industry and its boat sales. Management believes that advertising is necessary in order to maintain the Company's sales volume and dealer base.

      Additionally, in an effort to further promote its products, the Company continued its offshore racing and tournament fishing programs. These programs cost $2,503,699 in Fiscal 1999, $953,928 in Fiscal 1998 and
$1,256,631 in Fiscal 1997. The Company reentered active racing with construction of two race boats during late Fiscal 1997 added a third one and began a racing program during Fiscal 1998. During the second quarter of Fiscal 1999 the Company announced its withdrawal from active racing, placed its owned race boats for sale and changed its focus to a lower cost sponsorship basis where the Company is only involved in participating on a limited cost basis as sponsor for selective Fountain race boat owners.

      Selling expenses compared for the past three fiscal years were as follows:

                                Fiscal 1999     Fiscal 1998     Fiscal 1997

Offshore racing and
 tournament fishing .........    $2,503,699      $  953,928      $1,256,631

Advertising   ...............    $1,411,883      $1,166,633      $1,267,822

Salaries & commissions ......    $1,054,467      $  939,541      $1,029,810

Boat Shows ..................    $  494,832      $  446,706      $  452,859

Dealer incentives  ..........    $1,612,415      $1,031,611      $1,286,649

Other selling expenses ......    $  857,387      $1,148,678      $1,170,104
                                -----------     -----------      ----------
Total                            $7,934,683      $5,687,097      $6,463,875
                                ===========     ===========      ==========

      General and administrative expenses include the finance, accounting, legal, personnel, data processing, and administrative operating expenses of the Company. These expenses were $3,127,029 for Fiscal 1999, $2,796,518 for Fiscal 1998 and $2,553,870 for Fiscal 1997. Most of the increase for Fiscal 1999 over Fiscal 1998 was due to expenses incurred for ISO 9001 Certification.

      Interest expense was $1,023,727 for Fiscal 1999, $833,932 for Fiscal 1998 and $557,768 for Fiscal 1997. The increase in interest expense for Fiscal 1999 was primarily due to an overall increase in loan debt during the first quarter of Fiscal 1999.

      For Fiscal 1999 the Company received $130,118 in other income, primarily from vendor discounts and a gain of $69,100 on the disposal of certain assets. For Fiscal 1998, the Company recorded $500,000 in racing participation fees, which reduced our overall program cost for that year. Included in other income for Fiscal 1997 are consulting fees earned by the use of Mr. Fountain amounting to $260,000, and these were assigned to the company.


Liquidity and Financial Resources.

      Net cash provided by operations in Fiscal 1999 amounted to $2,738,206. Net loss plus adjustment to reconcile net loss to net cash provided by activities including $2,280,874 in depreciation, $2,440,000 in strategic charges, and net of other of $20,900 provided net cash of $3,485,980 before changes in assets and liabilities accounts. However, relatively large amounts were needed to complete investment activities in purchasing property, plant, equipment, inventory and molds. The ending cash balance was $2,217,301.

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

      Operations for the prior fiscal year 1997 provided $5,474,162 in cash. Net income plus depreciation expense provided cash amounting to $2,882,925. However, relatively large amounts were needed to finance investment activities in purchasing property, plant, equipment and molds. The loss from operations of the discontinued subsidiaries, Fountain Power, Inc. and Mach Performance,
Inc.  also  contributed  to  the  use of cash.   The  ending  cash  balance  was
$2,994,503.

      Investing activities for Fiscal 1999 required $3,710,206, including $2,477,520 for property, plant and equipment and $1,275,183 for additional molds and plugs. Increases in other assets required $131,696.

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

      Financing activities for Fiscal 1999 provided $1,812,317. Included in this amount are proceeds from issuance of notes payable and long-term debt to Transamerica Business Credit Corporation and General Electric Capital Corporation for $4,000,000 along with total debt repayment of $2,547,637.

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

     The net increase in cash for Fiscal 1999 was $840,317, primarily due from a new $4,000,000 promissory note with Transamerica Business Credit
Corporation, which included restatement and amendment of certain existing promissory notes with General Electric Capital Corporation. The net decrease in cash for Fiscal 1998 was $1,617,519, primarily due to the investment in facilities, equipment and molds. During Fiscal 1998, the Company borrowed the remaining $1,500,000 against the initial General Electric Capital Corporation loan, bringing the balance to $10,000,000, less the scheduled monthly principal reductions. At June 30, 1997, the total outstanding amount was $8,500,000 less scheduled monthly principal reductions. For Fiscal 2000, the Company anticipates that the $2,217,301 beginning cash balance along with the net projected increase in cash provided from operations will be sufficient to meet most of the Company's liquidity needs of the year. The Company intends to concentrate on reducing capital expenditures and building its cash reserves during Fiscal 2000.



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


The Year 2000.

A current concern, known as the "Year 2000" or "Y2K" Bug is expected to effect a large number of computer systems and software during or after the year 1999. The concern is that any computer function that requires a date calculation may produce errors. The Year 2000 issue affects virtually all companies and organizations, including the Company. The Company is taking the steps necessary to prevent these errors from occurring. With respect to third party providers whose services are critical to the Company, the Company intends to monitor the efforts of such vendors, as they become Year 2000 compliant.
Management is not presently aware of any Year 2000 issues that have been encountered by any such third party, which could materially affect the Company's operations. At present, the Company has spent $370,000 and anticipates $100,000 in additional costs in upgrading some of its software and hardware in order to avoid any problems resulting from the Millennium bug. There is no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues.

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

Item 8.  Financial Statements and Supplementary Data.





                                   CONTENTS

                                                                  PAGE

        -  Independent Auditors' Report                             21


        -  Consolidated Balance Sheets, as of June 30, 1999
             and 1998                                               22


        -  Consolidated Statements of Operations, for the
             years ended June 30, 1999, 1998 and 1997.         23 - 24


        -  Consolidated Statement of Stockholders' Equity,
             for the years ended June 30, 1999, 1998 and 1997.      25


        -  Consolidated Statements of Cash Flows, for the years
             ended June 30, 1999, 1998 and 1997.                26 -27


        -  Notes to the Consolidated Financial Statements      28 - 44

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended June 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Sier & Hardy, P.C.

July 27, 1999
Salt Lake City, Utah

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      June 30,
                                           ______________________________
                                               1999             1998
                                           ____________      ____________
CURRENT ASSETS:
  Cash & cash equivalents                  $ 2,217,301       $ 1,376,984
  Accounts receivable, less allowance
   for doubtful accounts of $30,000
   for 1999 and 1998                         1,576,712         2,715,754
  Inventories                                7,307,890         7,077,540
  Prepaid expenses                             761,486           489,290
  Current tax assets                         2,221,499         1,058,967
                                           ____________      ____________
        Total Current Assets                14,084,888        12,718,535

PROPERTY, PLANT AND EQUIPMENT, net          19,065,270        19,156,855

OTHER ASSETS                                   780,802           622,003
                                           ____________      ____________
                                           $33,930,960       $32,497,393
                                           ____________      ____________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - related party            $         -       $   415,821
  Current maturities of long-term debt       2,464,535           981,365
  Current maturities of capital lease           11,788                 -
  Accounts payable                           3,961,516         3,591,489
  Accrued expenses                           2,231,061         1,939,791
  Dealer territory service accrual           2,037,170         2,046,939
  Customer deposits                            687,560           510,967
  Allowance for boat repurchases               200,000           200,000
  Warranty reserve                             590,000           500,000
  Net liabilities of discontinued
   operations                                        -           103,612
                                           ____________      ____________
        Total Current Liabilities           12,183,630        10,289,984

LONG-TERM DEBT, less current maturities     10,138,395         9,499,895
CAPITAL LEASE, less current maturities          76,939                 -
DEFERRED TAX LIABILITY                         899,680           926,807

COMMITMENTS AND CONTINGENCIES (See Note 9)           -                 -
                                           ____________      ____________
        Total Liabilities                   23,298,644        20,716,686
                                           ____________      ____________
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share,
   authorized 200,000,000 shares; issued
   $4,732,608 and 4,702,608 shares              47,326            47,026
  Additional paid-in capital                10,303,640        10,196,540
  Accumulated earnings                         392,098         1,647,889
                                           ____________      ____________
                                            10,743,064        11,891,455
        Less: Treasury Stock, at cost
         15,000 shares                        (110,748)         (110,748)
                                           ____________      ____________
                                            10,632,316        11,780,707
                                           ____________      ____________
                                           $33,930,960       $32,497,393
                                           ____________      ____________


  The accompanying notes are an integral part of these financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended June 30,
                                    ___________________________________________
                                        1999           1998           1997
                                    _____________  _____________  _____________
NET SALES                            $53,428,487    $50,652,037    $50,514,325

COST OF SALES                         41,547,716     38,084,034     36,976,247
                                    _____________  _____________  _____________
  Gross Profit                        11,880,771     12,568,003     13,538,078
                                    _____________  _____________  _____________
EXPENSES:
  Selling expense                      7,934,683      5,687,097      6,463,375
  Selling expense - related party              -              -            500
  General and administrative           2,628,722      2,722,665      2,240,112
  General and administrative -
   related parties                       498,307         73,853        313,758
                                    _____________  _____________  _____________
      Total expenses                  11,061,712      8,483,615      9,017,745
                                    _____________  _____________  _____________
OPERATING INCOME (LOSS) BEFORE
  STRATEGIC CHARGE                       819,059      4,084,388      4,520,333

STRATEGIC CHARGE                       2,440,000              -              -
                                    _____________  _____________  _____________
OPERATING INCOME (LOSS)               (1,620,941)     4,084,388      4,520,333
                                    _____________  _____________  _____________
NON-OPERATING INCOME (EXPENSE):
  Other income                           130,118        252,967        437,694
  Interest expense                    (1,003,280)      (807,423)      (557,768)
  Interest expense - related
   parties                               (20,447)       (26,509)             -
  Gain on disposal of assets              69,100          4,637              -
                                    _____________  _____________  _____________
                                        (824,509)      (576,328)      (120,074)

INCOME (LOSS) BEFORE INCOME
 TAXES                                (2,445,450)     3,508,060      4,400,259

CURRENT TAX EXPENSE                            -      1,057,640        330,427

DEFERRED TAX EXPENSE(BENEFIT)         (1,189,659)        10,864              -
                                    _____________  _____________  _____________
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                          (1,255,791)     2,439,556      4,069,832

DISCONTINUED OPERATIONS (See Note 14):
 (Loss) from Operations of Fountain
   Power, Inc. and Mach Performance,
   Inc.(Net of no income tax effect)           -              -     (2,389,480)
 Estimated income (loss) on disposal
   of the operations of Fountain
   Power, Inc. and Mach Performance,
   Inc. (Net of $282,512 income tax
   benefit)                                    -        300,931       (440,401)
                                    _____________  _____________  _____________
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS                                   -        300,931     (2,829,881)
                                    _____________  _____________  _____________
NET INCOME (LOSS)                    $(1,255,791)   $ 2,740,487     $ 1,239,951
                                    _____________  _____________  _____________

                                  [Continued]

                    FOUNTAIN POWERBOAT, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  [CONTINUED]


                                                Year Ended June 30,
                                    ___________________________________________
                                        1999           1998           1997
                                    _____________  _____________  _____________
BASIC EARNINGS (LOSS) PER SHARE:

  Continuing operations              $      (.27)   $       .51    $       .87
  Loss from operations of
   discontinued segments                       -              -           (.51)
  Estimated income (loss) on
   disposal of discontinued
   segments                                    -            .07           (.09)
                                    _____________  _____________  _____________
BASIC EARNINGS PER SHARE             $      (.27)   $       .58    $       .27
                                    _____________  _____________  _____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                          4,711,896      4,751,779      4,664,251
                                    _____________  _____________  _____________

DILUTED EARNINGS PER SHARE:

  Continuing operations              $       N/A    $       .48    $       .80
  Loss from operations of
   discontinued segments                     N/A              -           (.47)
  Estimated income (loss) on
   disposal of discontinued
   segments                                  N/A            .06           (.09)
                                    _____________  _____________  _____________
DILUTED EARNINGS PER SHARE           $       N/A    $       .54    $       .24
                                    _____________  _____________  _____________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                         N/A      5,110,090      5,093,289
                                    _____________  _____________  _____________


















  The accompanying notes are an integral part of these financial statements.


               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FROM JUNE 30, 1996 THROUGH JUNE 30, 1999

                                     Common Stock        Additional                   Treasury Stock        Total
                                ______________________    Paid-in     Accumulated   ___________________  Stockholders'
                                  Shares      Amount      Capital      Earnings      Shares    Amount       Equity
                                ___________  _________  ____________  ____________  ________  _________  ____________
BALANCE, June 30, 1996           4,543,608   $ 45,436   $ 9,282,305   $(2,332,549)   15,000   $110,748   $ 6,884,444

Common stock issued for
  acquisition of Mach
  Performance, October 1996,
  at $8.17 per share               127,500      1,275     1,039,975             -         -          -     1,041,250

Additional common stock
  shares issued for options
  exercised during Fiscal 1997,
  at $3.58 to $3.67 per share       54,000        540       195,460             -         -          -       196,000

Net income for the year ended
  June 30, 1997                          -          -             -     1,239,951         -          -     1,239,951
                                ___________  _________  ____________  ____________  ________  _________  ____________
BALANCE, June 30, 1997           4,725,108     47,251    10,517,740    (1,092,598)   15,000    110,748     9,361,645

Cancellation of common stock
  previously issued in
  acquisition of Mach
  Performance during June 1998
  at $8.17 per share               (52,500)      (525)     (428,400)            -         -          -      (428,925)

Issuance of common stock
  upon exercise of options at
  $3.58 per share by a director
  of the Company during
  July 1997.                        30,000        300       107,200             -         -          -       107,500

Net income for the year ended
  June 30, 1998                          -          -             -     2,740,487         -          -     2,740,487
                                ___________  _________  ____________  ____________  ________  _________  ____________
BALANCE, June 30, 1998           4,702,608     47,026    10,196,540     1,647,889    15,000    110,748    11,780,707

Issuance of common stock
  upon exercise of options
  at approximately $3.58
  per share by a director of
  the Company                       30,000        300       107,100            -          -          -       107,400

Net loss for the year ended
  June 30, 1999                          -          -             -   (1,255,791)         -          -    (1,255,791)
                                ___________  _________  ____________  ___________  _________  _________  ____________
BALANCE, June 30, 1999           4,732,608   $ 47,326   $10,303,640    $ 392,098     15,000   $110,748   $10,632,316
                                ___________  _________  ____________  ___________  _________  _________  ____________

   The accompanying notes are an integral part of these financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended June 30,
                                       ________________________________________
                                           1999          1998          1997
                                       ____________  ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $(1,255,791)  $ 2,740,487   $ 1,239,951
  Adjustments to reconcile net income
   (loss)to net cash provided by
   operating activities:
    Strategic charge                     2,440,000             -             -
    Depreciation expense                 2,280,871     1,953,207     1,642,974
    Gain on disposal of property,
     plant, and equipment                  (69,100)       (4,637)            -
    Warranty reserve                        90,000             -        90,000
    Net effect of acquired Subsidiary            -      (525,095)    1,041,250
    Change in assets and liabilities:
     (Increase) decrease in accounts
      receivable                         1,148,745      (848,007)      985,937
     (Increase) decrease in inventories   (959,172)   (3,139,783)       71,438
     (Increase) decrease in prepaid
      expenses                            (281,492)      642,413      (976,860)
     (Increase)in net tax asset         (1,293,271)     (132,160)            -
     Increase in accounts payable          370,027     1,603,982       273,748
     Increase (decrease) in accrued
      expenses                             292,316     1,079,005       (53,946)
     Increase (decrease) in Dealer
      territory service accrual             (1,520)      409,367       871,898
     Increase (decrease) in customer
      deposits                             (23,407)      200,925        81,434
     Decrease in allowance for boat
      returns                                    -             -        (7,359)
     Increase (decrease) in net
      liabilities of discontinued
      operations                                 -      (110,085)      213,697
                                       ____________  ____________  ____________
      Net Cash Provided by Operating
       Activities                       $2,738,206    $3,869,619    $5,474,162
                                       ____________  ____________  ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable -
   related party                           (36,807)            -             -
  (Purchase) sale of certificates
   of deposits, net                              -       696,155      (696,155)
  Proceeds from sale of property,
   plant and equipment                     211,000         6,581             -
  Investment in additional molds and
    related plugs                       (1,275,183)   (2,050,745)   (1,684,274)
  Purchase of other property, plant
    and equipment                       (2,477,520)   (6,745,936)   (2,249,670)
  Increase in other assets                (131,696)     (124,396)     (306,030)
                                       ____________  ____________  ____________
      Net Cash (Used) by investing
       activities                      $(3,710,206)  $(8,218,341)  $(4,936,129)
                                       ____________  ____________  ____________


                                  [Continued]

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  [CONTINUED]


                                                   Year Ended June 30,
                                       ________________________________________
                                           1999          1998          1997
                                       ____________  ____________  ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) on
   engine floor plan agreement         $         -   $         -   $(1,173,089)
  Proceeds from issuance of common
   stock                                   107,400       107,500       196,000
  Proceeds from issuance of notes
   payable and long-term debt            4,279,554     3,362,137     8,500,000
  Payments on capital lease                   (931)            -             -
  Payments on related party payable       (415,821)            -             -
  Repayment of long-term debt           (2,157,885)     (738,434)   (6,427,060)
                                       ____________  ____________  ____________
      Net Cash Provided by
        Financing Activities           $ 1,812,317   $ 2,731,203   $ 1,095,851
                                       ____________  ____________  ____________
Net increase (decrease) in cash &
 cash equivalents                      $   840,317   $(1,617,519)  $ 1,633,884

Beginning cash & cash equivalents
 balance                                 1,376,984     2,994,503     1,360,619
                                       ____________  ____________  ____________
Ending cash & cash equivalents
 balance                               $ 2,217,301   $ 1,376,984   $ 2,994,503
                                       ____________  ____________  ____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest:
     Unrelated parties                 $   996,640   $   767,867   $   557,768
     Related parties                        20,447        26,509             -
                                       ____________  ____________  ____________
                                       $ 1,017,087   $   794,376   $   557,768
                                       ____________  ____________  ____________
    Income taxes                       $   263,345   $   825,570   $   395,796
                                       ____________  ____________  ____________
Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended June 30, 1999:  None

  For the year ended June 30, 1998:
     The Company entered into an agreement whereby 52,500 shares of stock previously issued in the acquisition of Mach Performance at $8.17 per share were returned for cancellation.

     The Company purchased an airplane for $1,375,000 by assuming a $959,179 loan and issuing a $415,821 note payable (See Note 3).

     The Company borrowed $47,079 for the purchase of a vehicle.

  For the year ended June 30, 1997:
     The Company issued 127,500 shares of common stock in the acquisition of Mach Performance valued at $1,041,250 or $8.17 per share
     (See Notes 6 and 13).

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of the Business and Significant Accounting Policies.

  Nature of the Business: Fountain Powerboat Industries, Inc. and Subsidiary (the Company) manufactures high-performance deep water sport boats, sport cruisers, sport fishing boats, custom offshore racing boats and super cruiser yachts. These boats are sold to the Company's worldwide network of approximately sixty dealers. The Company's offices and manufacturing facilities are located in Washington, North Carolina and the Company has been in business since 1979. The Company employs approximately 370 people and is an equal opportunity, affirmative action employer.

  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fountain Powerboats, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. Fountain Power, Inc. was not active during Fiscal 1999 and was dissolved effective June 30, 1999. Also effective October 1, 1997, Fountain Trucking, Inc. and Fountain Sportswear, Inc. were dissolved and the operations transferred to Fountain Powerboats, Inc. The operations of Fountain Power, Inc. and Mach Performance, Inc. were discontinued effective as of June 30, 1997(See Note 13).

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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At June 30, 1999 and 1998, the Company had $2,117,301 and $1,276,984, respectively, in excess of federally insured amounts held in cash.

  Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (See Note 2).

  Property,  Plant,  and  Equipment  and Depreciation:  Property,  plant,  and
  equipment  is  carried  at  cost.   Depreciation  on  property,  plant,  and
  equipment is calculated using the straight-line method and is based upon the estimated useful lives of the assets (See Note 3).

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

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature   of   the  Business  and  Significant  Accounting   Policies.
         [Continued]

  Dealer Territory Service Accrual: The Company has established a program to pay a service award to dealers for boat deliveries into their market territory for which they will perform service. The service award is a percentage of the purchase price of the boat ranging from 0% to 7% based on the dealer's service performance rating. The Company has accrued estimated dealer territory service awards at June 30, 1999 and 1998 of $2,037,170 and $2,046,939, respectively.

  Allowance for Boat Repurchases: The Company provides an allowance for boats, financed by dealers under floor plan finance arrangements, that may be repurchased from finance companies under certain circumstances where the Company has a repurchase agreement with the lender. The amount of the allowance is based upon probable future events which can be reasonably estimated (See Note 9).

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

  The sales incentive floor plan interest expense for each individual boat sale is accrued for the maximum six month (180 days) interest payment period in the same fiscal accounting period that the related boat sale is recorded. The entire six months' interest expense is accrued at the time of the sale because the Company considers it a selling expense (See Note
  9). The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer's inventory and on floor plan.

  Presently, the Company's normal sales program provides for the payment of floor plan interest on behalf of its dealers for a maximum of six months. The Company believes that this program is currently competitive with the interest payment programs offered by other boat manufacturers, but may from time to time adopt and publish different programs as necessary in order to meet competition.

  Income  Taxes:  The  Company accounts for income taxes  in  accordance  with
  issued   Statement  of  Financial  Accounting  Standards  (SFAS)  No.   109,
  "Accounting for Income Taxes" (see Note 7).

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature   of   the  Business  and  Significant  Accounting   Policies.
         [Continued]

  Advertising Cost: Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,411,883, $1,166,633 and $1,267,822 for the years ended 1999,
  1998 and 1997.

  Earnings Per Share: The Company accounts for earnings per share in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic
  and diluted earnings per share.   The computation  of  basic  earning per
  share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per shares is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds. Prior period earnings per share and weighted average shares have been restated to reflect the adoption of SFAS No. 128. (See Note 14)

  Stock Based Compensation: The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standards
  (SFAS) No. 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123; accordingly, the Company has elected to determine net income using previous accounting standards.

  Reclassifications:  The financial statements for years  prior  to  June  30,
  1999   have   been   reclassified  to  conform   with   the   headings   and
  classifications used in the June 30, 1999 financial statements.

Note 2.  Inventories.

  Inventories consist of the following:
                                                    June 30,
                                           __________________________
                                               1999         1998
                                           ____________  ____________
               Parts and supplies           $3,296,244    $4,510,373
               Work-in-process               3,208,982     2,235,394
               Finished goods                  922,664       451,773
                                           ____________  ____________
                                             7,427,890     7,197,540
               Reserve for obsolescence       (120,000)     (120,000)
                                           ____________  ____________
                                            $7,307,890    $7,077,540
                                           ____________  ____________

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Property, Plant, and Equipment.

  Property, plant, and equipment consists of the following:

                                          Estimated
                                           Useful            June 30,
                                           Lives    __________________________
                                          in Years       1999         1998
                                          ________  ____________  ____________
      Land and related improvements        10-30    $ 1,416,429   $ 1,416,429
      Buildings and related improvements   10-30     11,092,771     6,720,762
      Construction-in-progress              N/A         760,052     3,955,544
      Production molds and related plugs     8       14,527,208    13,669,394
      Machinery and equipment               3-5       4,562,734     4,063,671
      Furniture and fixtures                 5          754,497       538,516
      Transportation equipment               5        2,305,033     1,711,526
      Racing boats                          N/A         790,860     1,335,163
                                                    ____________  ____________
                                                    $36,209,584   $33,411,011
      Accumulated depreciation                      (17,144,314)  (14,254,156)
                                                    ____________  ____________
                                                    $19,065,270   $19,156,855
                                                    ____________  ____________

  Depreciation expense amounted to $2,280,871, $1,953,207 and $1,642,975 for the years ended June 30, 1999, 1998 and 1997, respectively.

  During December 1998, as part of a strategic restructuring the Company wrote off assets totaling $2,440,000 (See Note 15).

  During fiscal 1998, the Company purchased an airplane from its executive officer for $1,375,000 by assuming the loan on the airplane from GE Capital Credit Corporation, and issuing a note to the Company's CEO. The balance owing to GE Capital Credit Corporation on June 30, 1999 and 1998 was
  $754,014 and $872,881, respectively. The balance owing to the Company's CEO on June 30, 1999 and 1998, was -0- and $415,821, respectively.

  Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor. Production molds under construction amounted to $80,123 and $219,227 at June 30, 1999 and 1998.

  During Fiscal 1999 and 1998, the Company sold fixed assets and realized gains amounting to $69,100 and $4,637, respectively.

Note 4.  Notes Payable - Related Party.

  The Company issued a $415,821 note payable to an officer and director of the Company, in connection with the purchase of an airplane. The note accrues interest at a fixed rate of 8.5%, which is payable monthly. The principle amount was due in a balloon payment on March 31, 1999 and was paid in full.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.  Long-term Debt and Pledged Assets.

  The following is a summary of long-term debt at:
                                                    June 30,
                                           __________________________
                                               1999          1998
                                           ____________  ____________
     Loan payable to General Electric
     Capital Corporation assumed on an
     airplane purchased by the Company
     from an officer and director
     during September, 1997 with a
     carrying value of $959,179 on that
     date.  The loan has a fixed
     interest rate of 7.26%.  Monthly
     payments of $15,181.  Matures
     August 1, 2004.                       $   754,014   $   872,881

     6.30% loan payable to Wachovia
     Bank for the purchase of a vehicle,
     monthly payment of $771 through
     December 2002, secured by the
     vehicle purchased.                         28,989             -

     7.15% loan payable to 1st Citizens
     Bank for the purchase of a vehicle,
     monthly payments of $1,055 through
     October 2002, secured by the vehicle
     purchased.                                 37,475        47,079

     6.30% loan payable to Wachovia Bank
     for the purchase of a vehicle,
     president of the Company pays the
     monthly payments of $979 through
     December 2002, secured by the vehicle
     purchased [See Note 11]                    36,807             -

     Amounts borrowed against the cash
     surrender value of keyman life
     insurance policies during June 1998,
     fixed interest rate of 8% on $274,060
     and variable interest rate of 7.39% at
     June 30, 1999 on the remaining $62,033,
     monthly payments of $10,000.              336,093       431,678

     $14,000,000 credit agreement with
     General Electric Capital Corporation.
     (See Below).                           11,409,552     9,129,622
                                           ____________  ____________
                                            12,602,930    10,481,260

     Less: Current maturities included in
     current liabilities:                   (2,464,535)     (981,365)
                                           ____________  ____________
                                           $10,138,395   $ 9,499,895
                                           ____________  ____________

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Long-term Debt and Pledged Assets. [Continued]

  On December 31, 1996, the Company concluded a $10,000,000 credit agreement with General Electric Capital Corporation. Under the terms of the new credit agreement, the Company refinanced substantially all of its interest bearing debts and had additional funds made available to it for expansion. Initially, the Company borrowed $7,500,000 to primarily refinance existing debts. All of the Company's prior interest bearing debts to MetLife
  Capital Corporation, Deutsche Financial Services, GE Capital Corporation, Branch Bank & Trust Leasing Corp., and other smaller creditors were paid off entirely. During 1998 and 1997 the Company borrowed the additional $1,500,000 and $1,000,000, respectively, to fund plant and equipment additions. The credit agreement has a fixed interest 7.02%. The agreement calls for monthly payments of $123,103 and has a ten-year amortization with a five-year call. The credit agreement is secured by all of the Company's real and personal property and by the Company's assignment of a $1,000,000 key man life insurance policy. The credit agreement was amended and restated during 1999 to include an additional $4,000,000 credit loan, with a fixed interest rate of 7.02%, maturing January 2, 2002, monthly payments of $100,000, and a prepayment penalty of $80,000 if paid prior to September 1, 2000 or $40,000 if paid prior to September 1, 2001.

  The estimated aggregate maturities required on long-term debt at June 30, 1999 are as follows:
               2000                      $ 2,464,535
               2001                        2,460,416
               2002                        7,318,362
               2003                          185,677
               2004                          173,940
            Thereafter                             -
                                         ____________
                                         $12,602,930
                                         ____________

Note 6.  Common Stock, Options, and Treasury Stock.

  Common Stock: The Company issued 127,500 new restricted common shares at $8.17 per share to acquire Mach Performance, Inc. in October, 1996 from a director of the Company. During June 1997, the Company discontinued the operations and subsequently filed a lawsuit asking for the rescission of the acquisition agreement from Mach Performance, Inc. to recover the 127,500 restricted common shares. During July, 1998 the parties entered into a settlement agreement resulting in the recovery and cancellation of 52,500 shares of common stock. (See Note 13).

  Stock Options: During March 1999, the shareholders voted to adopt the 1999 Employee Stock Option Plan (the Plan), which expires January 11, 2009. Under the Plan, the board is empowered to grant up to 120,000 stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company during January 1999. During January 1999, the Company granted an officer of the Company 30,000 options under the Plan. The options are exercisable at $5 per share and 5000 options vest quarterly beginning June 30, 1999. The Options expire on January 11, 2004. As of June 30, 1999 none of the options have been exercised.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.  Common Stock, Options, and Treasury Stock. [Continued]
  Under the terms of the Company's qualified 1986 employee incentive stock option plan, which expired on December 5, 1996, options were authorized to purchase up to 300,000 shares of the Company's common stock at a price of no less than 100% of the fair market value on the date of grant as determined by the Board of Directors. Options can be exercised for a ten-year period from the date of grant. During Fiscal 1995, 30,000 options each were granted to the former Chief Executive Officer and to the Chief Financial Officer at $3.94 and $3.67 per share, respectively. During fiscal 1997 the former Chief Financial Officer exercised his 30,000 options.

  During June 1998, 30,000 options, issued to a former officer of the Company in the acquisition of Mach Performance, Inc., were cancelled in connection with the settlement agreement (See Note 13).

  On June 21, 1995, the shareholders voted to adopt the 1995 stock option plan. The plan allowed up to 450,000 common stock options to be granted by the Board of Directors to employees or directors of the Company. On August 4, 1995, the Board of Directors voted to grant the 450,000 stock options to Mr. Reginald M. Fountain, Jr. at $4.67 per share, exercisable for 10 years from the date granted, on a non-qualified basis. As of June 30, 1999, none of these options have been exercised.

  Effective March 23, 1995, the Board of Directors authorized the issuance of 30,000 stock options to each of the Company's four outside directors at $3.58 per share on a non-qualified basis. During the year ended 1999, a former director exercised 30,000 stock options for $107,400. During the year ended June 30, 1998, a director exercised 30,000 stock options for $110,000. During Fiscal 1997, a director exercised his options for 24,000 shares for $86,000 and assigned, with the specific consent of the Company's Board of Directors, the remaining 6,000 options to another party.

  A summary of the status of the options granted under the Company's stock option plans and other agreements at June 30, 1999, 1998 and 1997, and changes during the periods then ended is presented in the table below:

                         1999               1998               1997
                  __________________  __________________  __________________

                            Weighted            Weighted            Weighted
                            Average             Average             Average
                            Exercise            Exercise            Exercise
                   Shares    Price     Shares    Price     Shares     Price
                  _________ ________  _________ ________  _________ ________
  Outstanding at
   beginning of
   period          546,000    $4.50    606,000    $4.63    630,000    $6.54
  Granted           30,000     5.00          -        -     30,000     8.17
  Exercised        (30,000)    3.58    (30,000)    3.58    (54,000)    3.58
  Forfeited              -        -          -        -          -        -
  Canceled               -        -    (30,000)    8.17          -        -
                  _________ ________  _________ _________  ________ ________
  Outstanding at
   end of period   546,000    $4.57    546,000    $4.50    606,000    $4.63
                  _________ ________  _________ _________  ________ ________
  Exercisable at
   end of period   522,000    $4.55    546,000    $4.50    576,000    $4.45
                  _________ ________  _________ _________  ________ ________
  Weighted average
   fair value of
   options granted  30,000    $ .14          -    $   -     30,000    $ .28
                  _________ ________  _________ __________  _______ ________

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Common Stock, Options, and Treasury Stock. [Continued]

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 1999 and 1997, respectively: risk-free interest rates of 4.5% and 6.6%, respectively, expected dividend yields of zero for all periods, expected lives of 5 and 4 years, respectively, and expected volatility of 60% and 83%, respectively. No options were granted during the year ended June 30, 1998.

  A summary of the status of the options outstanding under the Company's stock option plans and other agreements at June 30, 1999 is presented below:

                        Options Outstanding          Options Exercisable
               ____________________________________ ______________________
                             Weighted
                             Average      Weighted               Weighted
    Range of                Remaining     Average                Average
    Exercise     Number    Contractual    Exercise    Number     Exercise
     Prices    Outstanding     Life        Price    Exercisable   Price
  ___________  ___________ ___________ ____________ ___________ __________
  $3.58-$3.94    66,000     5.9 years      3.67        66,000     3.67
    $4.67       450,000     6.1 years      4.67       450,000     4.67
    $5.00        30,000     4.6 years      5.00         6,000     5.00

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

                                                   Year Ended June 30,
                                        ______________________________________
                                            1999          1998         1997
                                        ____________  ___________  ___________

     Net Income(loss)    As reported    $(1,225,791)  $ 2,740,487  $ 1,239,951
                         Proforma       $(1,256,233)  $ 2,740,487  $ 1,234,605

     Earnings per share  As reported    $      (.27)  $       .58  $       .25
                         Proforma       $      (.27)  $       .58  $       .25

  Treasury  Stock: The Company holds 15,000 shares of its common stock.   This
  common stock is accounted for as treasury stock at its acquisition cost of $110,748 ($7.38 per share) in the accompanying financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Income Taxes.

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

  At June 30, 1999 and 1998, the totals of all deferred tax assets were $2,388,559 and $1,328,619, respectively. The totals of all deferred tax liabilities were $1,066,740 and $1,196,459. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be
  determined.   The net decrease in  the valuation allowance during the years ended June  30,  1999  and 1998, were $0 and $425,070, respectively.

  The Company has an unused operating loss carryforwards at June 30, 1999 of approximately $2,080,000, which expires in 2019.

  As a result of the federal alternative minimum income tax, the Company incurred current tax expense amounting to $258,371 for Fiscal 1997. The components of federal income tax expense from continuing operations consist of the following:
                                                  Year Ended June 30,
                                         _____________________________________
                                             1999        1998          1997
                                         ___________  ___________  ___________
     Current income tax expense:
          Federal                        $        -   $  783,508   $  258,371
          State                                   -      274,132       72,056
                                         ___________  ___________  ___________
     Net current tax expense             $        -   $1,057,640   $  330,427
                                         ___________  ___________  ___________
     Deferred tax expense (benefit) resulted from:
          Excess of tax over financial
           accounting depreciation       $ (129,720)  $  303,782   $  144,013
          Warranty reserves                 (15,600)           -      (42,300)
          Accrued vacations                  (2,317)      (3,850)      (8,107)
          Dealer incentive reserves         (13,537)    (293,662)     (37,500)
          Bad debt reserves                  12,491            -      (28,686)
          Accrued Dealer incentive
           interest                         (99,190)           -            -
          Excess contributions
           carryforwards                     (1,059)           -            -
          Inventory adjustment-Sec.263A     (13,170)    (131,941)      (6,366)
          Decrease in NOL carryforwards    (805,261)     204,380    1,014,168
          Decrease in valuation allowance         -     (316,948)    (599,075)
          Allowance for obsolete
           inventory                              -       (7,800)       3,000
          Alternative minimum tax credits   102,592      186,947     (256,982)
          Reserve for loss on disposition         -            -     (171,756)
          Investment tax credits                  -       86,294            -
          Allowance for boat repurchases     18,972            -      (10,409)
          Accrued executive compensation     (8,472)     (16,338)           -
          Accrued dealer incentives        (235,388)           -            -
                                        ____________  ___________  ___________
     Net deferred tax expense           $(1,189,659)  $   10,864   $        -
                                        ____________  ___________  ___________

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

  Deferred  income  tax  expense  results  primarily  from  the  reversal   of
  temporary timing differences between tax and financial statement income.

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:

                                          Year Ended June 30,
                                   _________________________________
                                     1999         1998        1997
                                   ________     ________    ________
     Computed tax at the expected
       federal statutory rate       34.00%       34.00%      34.00%
     State income taxes, net of
       federal benefit               5.00         5.00        5.00
     Compensation from stock
       options                        .87        (2.77)      (3.85)
     (Increase) decrease in NOL
       carryforwards                    -         4.86      (14.48)
     Officer's life insurance        (.38)         .36         .78
     Valuation allowance                -        (9.03)     (16.08)
     Net effect of alternative
       minimum taxes                (4.23)        (.34)        .03
     Other                          13.84        (1.62)       2.11
                                   ________    _________    ________
     Effective income tax rates     49.10%       30.46%       7.51%
                                   ________    _________    ________

     The temporary differences gave rise to the following deferred tax asset (liability):

                                                    June 30,
                                            _________________________
                                                1999        1998
                                            ____________ ____________
     Excess of tax over financial
       accounting depreciation              $(1,066,740) $(1,196,460)
     Warranty reserve                           230,100      214,500
     Obsolete inventory reserve                  46,800       46,800
     Accrued vacations                           54,230       51,914
     Allowance for boat repurchases              78,000       96,972
     Dealer incentive reserves                  365,699      352,162
     Bad debt reserve                            10,858       23,349
     Accrued Dealer incentive interest           99,190            -
     Inventory adjustments - Sec. 253A          270,103      256,932
     NOL carryforwards                          805,262            -
     Alternative minimum tax credits            167,060      269,652
     Accrued executive compensation              24,810       16,338
     Donations Carryforwards                      1,059            -
     Accrued dealer service incentives          235,388            -

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Research and Development.

  The Company expenses the costs of research and development for new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $876,965 for Fiscal 1999, $575,918 for Fiscal 1998, and $635,652 for Fiscal 1997.

Note 9. Commitments and Contingencies.

  Employment Agreement: The Company entered into a one-year employment agreement in 1989 with its Chairman, Mr. Reginald M. Fountain, Jr. The agreement provides for automatic one-year renewals at the end of each year subject to Mr. Fountain's continued employment. During 1999, the Company entered into a three year employment agreement with the Company's new Chief Operating Officer and Executive Vice President.

  Dealer Interest: The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to $1,353,848 for Fiscal 1999, $1,031,611 for Fiscal 1998, and $1,009,285 for Fiscal 1997. They are included in the accompanying consolidated statements of operations as part of selling expense. At June 30, 1999 and 1998 the estimated unpaid dealer incentive interest included in accrued expenses amounted to $327,643 and $160,000, respectively.

  Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement, in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 1999 and 1998, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $23,350,000 at each year end. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events which can be reasonably estimated. At June 30, 1999 and 1998, the allowance for boat repurchases was $200,000.

  Utility Agreement: As of June 30, 1999, the Company fulfilled its commitments in a development agreement with Beaufort County, North Carolina. Under the agreement, the County will provide $522,802 towards the extension of community sewer and water service to the Company's plant site. The Company agreed to: 1) expand it's plant and purchase additional production equipment and 2) employ an additional fifty people by April 30, 1999, sixty percent whose household incomes are under low or moderate income limits.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Commitments and Contingencies. [Continued]

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

  Environmental:  The  Company  has  been  notified  by  the   United   States
  Environmental   Protection  Agency  (the  EPA)  and  the  North   Carolina
  Department of Environment, Health and Natural Resources (NCDEHNR) that it has been identified as a potentially responsible party (a PRP) and may incur, or may have incurred, liability for the remediation of ground water contamination at the Spectron/Galaxy Waste Disposal Site located in Elkton, Maryland and the Seaboard Disposal Site, located in High Point, North Carolina, also referred to as the Jamestown, North Carolina site, resulting from the disposal of hazardous substances at those sites by a third party contractor of the Company. The Company has been informed that the EPA and NCDEHNR ultimately may identify a total of between 1,000 and 2,000, or more, PRP's with respect to each site. The amounts of hazardous substances generated by the Company, which were disposed of at both sites, are believed to be minimal in relation to the total amount of hazardous substances disposed of by all PRP's at the sites. At present, the environmental conditions at the sites, to the Company's knowledge, have not been fully determined by the EPA and NCDEHNR, respectively, and the Company is not able to determine at this time the amount of any potential liability it may have in connection with remediation at either site. Without any acknowledgment or admission of liability, the Company has made payments as a non-performing cash-out participant in an EPA-supervised response and removal program at the Elkton, Maryland site, and in a NCDEHNR-supervised removal and preliminary assessment program at the Jamestown, North Carolina site. A cash-out proposal for the next phase of the project is expected to be forthcoming from the PRP Group for the Elkton, Maryland site. According to the PRP Group, the Company's full cash-out amount is estimated to be approximately $10,000 for the Elkton, Maryland site, based upon an estimated 3,304 gallons of waste disposed of at that site by the Company. A cash-out proposal in the approximate amount of $30,000 based on an estimated 19,245 gallons of waste is anticipated from the PRP Group for the Jamestown, North Carolina site, according to the PRP Group administrator. Any such cash-out agreement will be subject to approval by EPA and NCDEHNR, respectively. The Company has accrued the estimated liability related to these matters in the accompanying financial statements.

  Litigation: A suit was filed against the Company in District Court, Travis County, Austin, Texas on February 5, 1998, alleging that the Company wrongfully attempted to terminate its dealer agreement with one of its dealers (Dealer) in Texas, or breached the agreement by attempting to change to a different dealer in the Austin, Texas area. In an answer filed on March 10, 1998, the Company asserted that on February 24, 1998, it had filed a related declaratory judgement action in Beaufort County Superior Court, Washington, North Carolina, and that the dealer agreement by its terms was governed by North Carolina law. The Company asked the Texas Court to abate the Texas suit pending the outcome of the North Carolina declaratory judgement action. On May 6, 1998, the Texas District Court ordered the Texas case abated pending the results of the North Carolina action, but allowed discovery to proceed in the Texas case. The Company obtained a favorable judgement in the North Carolina action. The plaintiff then dismissed its lawsuit in Texas but retained the right to re-file the suit within one year from the dismissal. In the event the suit is re-filed, the Company intends to vigorously defend its interests in this matter.

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

  Product Liability and Other Litigation: There were various product liability lawsuits brought against the Company at June 30, 1999. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney's fees and any losses, which may occur from these lawsuits over and above the insurance deductibles. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims, which would have a material effect on the financial position of the Company.

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

  401  (k)  Payroll Savings Plan: During Fiscal 1991, the Company initiated  a
  401 (k) Payroll Savings Plan (the 401 (k) Plan) for all employees. Eligible employees may elect to defer up to fifteen percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company currently matches fifty percent of the employee's deferred salary amounts limited to a maximum of six percent of their salaried amounts, or a maximum of three percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401 (k) Plan. There are no post-retirement benefits plans in effect.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.  Export Sales.

  The Company had export sales of $3,717,373 for Fiscal 1999, $4,583,542 for Fiscal 1998 and $2,167,840 for Fiscal 1997. Export sales were to customers in the following geographic areas:
                                      Year Ended June 30,
                               __________________________________
                                 1999         1998         1997
                               __________  __________  __________
     Americas                  $2,495,048  $2,639,523  $1,047,913
     Asia                               -   1,834,524     367,126
     Middle East and Europe.    1,222,325     109,495     752,801
                               __________  __________  __________
                               $3,717,373  $4,583,542  $2,167,840
                               __________  __________  __________


Note 11.  Transactions with Related Parties.

  The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to Mr. Reginald M. Fountain, Jr., the Company's Chairman, President, Chief Executive Officer, and Chief Operating Officer, or to entities owned or controlled by him:
                                        Year Ended June 30,
                               __________________________________
                                  1999        1998         1997
                               __________  __________  __________
     Apartments rentals        $   19,731  $    6,717  $   17,260
     R.M. Fountain, Jr. -
      airplane rentals                  -     107,312     296,498
     R.M. Fountain, Jr. -
      interest on loans            20,447      26,509           -
                               __________  __________  __________
                               $   40,178  $  140,538  $  313,758
                               __________  __________  __________

  During the year ended June 30, 1998 the Company purchased an airplane from Mr. Fountain for $1,375,000 by assuming the loan on the airplane from GE Capital Services for $959,179, (See Note 5) and issuing a note to Mr. Fountain in the amount of $415,821 (See Note 5).

  As of June 30,1999 and 1998 the Company had receivables and advances from employees of the Company amounting to $39,658 and $77,574, respectively which includes $36,808 and $48,624, respectively from Mr. Fountain.

  The  Company  paid $478,576, $288,915 and $547,436 for the year  ended  June
  30, 1999, 1998 and 1997 for advertising and public relations services from an entity owned by a director of the Company.

  Prior to June 30, 1997, the Company received consulting fees pursuant to a consulting agreement with a vendor of the Company. Mr. Fountain has assigned these consulting fees to the Company. Included in other non-operating income are consulting fees earned by the Company amounting to $498,307 for Fiscal 1998 and $260,000 for Fiscal 1997. The consulting agreement expired on June 30, 1997 and has not been re-negotiated.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Transactions with Related Parties. [Continued]

  During 1998, the Company's President purchased a vehicle in the name of the Company. All payments on the vehicle are being paid by the President. The transaction has been recorded in the accompanying financial statements as a receivable from the president equal to the remaining amount owed on the vehicle (See Note 5).


Note 12.  Concentration of Credit Risk.

  Concentration of credit risk arises due to the Company operating in the marine industry, particularly in the United States. For Fiscal 1999 one dealer who accounted for 6.8% of sales and two dealers who each accounted for 6.7% of sales. For Fiscal 1998 one dealer accounted for 6.7% of sales, another for 6.3%, and one other dealer for 5% of sales. For Fiscal 1997 one dealer accounted for 6.6% of sales and two other dealers each accounted for more than 5% of sales.

Note 13.  Acquisition and Discontinued Operations.

  On October 11, 1996 Fountain Power, Inc. acquired Mach Performance, Inc. using the purchase method of accounting, in a stock for stock exchange (from a director of the Company) through the issuance of 127,500 restricted common shares of the Company valued at $8.167 per share or $1,041,250, which exceeded the fair market value of the net assets of Mach Performance, Inc. by $411,401. The excess was recorded as goodwill and was being amortized over 20 years. The operations were moved from Lake Hamilton, Florida to the Company's plant site near Washington, North Carolina in December, 1996.

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

  The Company filed suit on July 21, 1997, against the former officer and director, his wife, Mach, Inc., and Mach Performance, Inc. seeking a rescission of the Mach Performance, Inc acquisition and merger agreement and voidance of the resulting transaction on grounds of fraud and material breach of contract. The former director and his wife filed counterclaims alleging breach of contract regarding the failure to merge the Company and regarding options issued to the former employee and director. In a related action, a corporate affiliate of the former director was sued by the Company in a declaratory judgement action filed on September 3, 1997, regarding a racing sponsorship contract. The parties involved reached a confidential settlement of both lawsuits during June 1998. As a result of the settlement agreement, 52,500 shares of common stock valued at $428,925 have been returned and cancelled by the Company and the 30,000 options issued in connection with the former officer's employment were cancelled.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Acquisition and Discontinued Operations. [Continued]

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

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the years ended June 30, 1999 and 1998 without the reclassifications required by "discontinued operations" accounting principles:
                                         1998       1997
                                   _____________   _____________
         Net sales                 $ 50,652,037    $ 50,954,753
         Cost of goods sold         (38,084,034)    (39,132,978)
         Other operating expenses    (8,894,121)    (10,127,760)
         Other income (expense)        (147,403)       (123,637)
         Provision for taxes           (785,992)       (330,427)
                                   _____________   _____________
         Net income                $  2,740,487     $ 1,239,951
                                   _____________   _____________
         Earnings per share        $        .58     $       .25
                                   _____________   _____________


Note 14. - Earnings Per Share.

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended June 30, 1999, 1998 and 1997:

                                            For the years ended June 30,
                                      ________________________________________
                                          1999          1998          1997
                                      ____________  ____________  ____________
  Income from continuing operations
   available to common stockholders   $(1,255,791)  $ 2,439,556   $ 4,069,832
                                      ____________  ____________  ____________
  Weighted average number of common
   shares outstanding used in basic
   earnings per share                   4,711,896     4,751,779     4,664,251

  Effect of dilutive securities:
   Stock options                                -       358,311       429,038

  Weighted number of common shares
   and potential dilutive common
   shares outstanding used in
   dilutive earning per share           4,711,896     5,110,090     5,093,289
                                      ____________  ____________  ____________

The Company had at June 30, 1999 options to purchase 546,000 shares of common stock at prices ranging from $3.58 to $5.00 per share that were not in the computation of earnings per share because their effect was anti-dilutive.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Strategic Charge.

  During December 1998, The Company designed and implemented a restructuring plan to aggressively improve the Company's Cost Structure, refocus sales and marketing expenditures and divest the Company of certain non-realizable assets. In connection with the restructuring plan the Company reviewed components of its business for possible improvement of future profitability through reengineering or restructuring. The Company decided in the plan to eliminate its racing program, to write-off excess yacht tooling costs along with other discontinued unused tooling. The Company completed these actions during the third and fourth quarters of Fiscal 1999. The carrying value of the assets held was reduced to their estimated realizable fair value based on future cash flows from use of the assets or sale of the related assets. The resulting adjustment of $2,440,000 was recorded as a strategic charge in the statement of operations of the Company.

Note 16. Capital Lease.

  The  Company  is the lessee of equipment under a capital lease  expiring  in
  May 2004. The assets and liabilities under the capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. Equipment at June 30, 1999 under capital lease obligations is as follows:

                                             1999
                                          ___________
     Equipment                              $ 89,659
     Less: accumulated amortization               (-)
                                           __________
                                            $ 89,659
                                           __________

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

  Future minimum lease payments for the years ended June 30,:

    Year ending June 30,                         Lease Payments
            2000                                     39,552
            2001                                     39,552
            2002                                     39,552
            2003                                     39,552
            2004                                     54,140
                                                 ______________
      Total future minimum lease payments          $212,348
      Less: amounts representing maintainance
       and usage fee, interest and executory
       costs                                       (123,621)
                                                 ______________
      Present value of the future minimum
        lease payments                               88,727
      Less: Lease current portion                   (11,788)
                                                 ______________
      Capital lease obligations - long term       $  76,939
                                                 ______________

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

                                   Part III

Item 10.  Directors and Executive Officers of Registrant.

     The Current directors of Registrant and its Subsidiary are as Follows:

REGINALD M. FOUNTAIN, JR., age 59, founded the Company's Subsidiary during 1979 and has served as its Chief Executive Officer from its organization. He became a director and President of the Company upon its acquisition of the Subsidiary in August, 1986. Mr. Fountain presently serves as Chairman, President and Chief Executive Officer of the Company and its Subsidiary. From 1971 to 1979, Mr. Fountain was a world class race boat driver, and was the Unlimited Class World Champion in 1976 and 1978.

ANTHONY J. ROMERSA, age 54, Executive Vice President and Chief Operating Officer, became a director of the Company on March 2, 1999. Mr. Romersa joins the Company following a 28 year business career in a number of senior management positions with the Brunswick Corporation and its Mercury Marine Consumer and Vapor Divisions. As the corporate director of Brunswick's Marine Operations Planning since 1986, he was actively involved in Brunswick's acquisition of Bayliner and Sea Ray and was responsible to the Vice President of Corporate Planning and Development for the strategic performance of global marine operations.

DARRYL M. DIAMOND, M. D., age 62, is a retired physician. From 1984 to 1986, Dr. Diamond served as a director of the Company's subsidiary.

GEORGE  L.  DEICHMANN,  III,  age  55, is  the  President  and  owner  of  Trent
Olds/Cadillac/Buick/GMC, an automobile dealership located in New Bern, North Carolina.

CRAIG F. GOESS, age 45, is the President and General Manager of Greenville Toyota, an automobile dealership located in Greenville, North Carolina.

FEDERICO  PIGNATELLI,   age 46, became a director of the  Company  on  April  8,
1992. Mr. Pignatelli is the U.S. Representative of Eurocapital Partners, Ltd., and investment banking firm. From 1989 to April, 1992, he was a Managing Director at Gruntal & Company, an investment banking firm. From 1988 to 1989, he was General Manager of Euromobiliar Ltd., a subsidiary of Euromobiliare, SpA, a publicly held investment and merchant bank in Italy and Senior Vice President of New York and Foreign Securities Corporation, an institutional brokerage firm in New York. From 1986 to 1988, he was Managing Director at Ladenburg, Thalmann & Co., an investment banking firm. From 1980 to 1986, he was Assistant Vice President of E. F. Jutton International. Prior
to 1980, he was a financial journalist. Mr. Pignatelli was elected as a director of the Company pursuant to the right of Eurocapital Partners, Ltd. to designate one member of the Board of Directors in connection with a private placement of the Company's Common Stock. Mr. Pignatelli also serves as chairman of BioLase Technology, Inc., a company which produces medical and dental lasers and endodontic products. Formerly, he served as a director of MTC Electronic Technologies Co., Ltd., a NASDAQ/NMS company, and of CST Entertainment Imaging, Inc., and American Stock Exchange Company engaged in colonizing black and white film.

MARK SPENCER, age 43, became a director on February 26, 1992. He founded Spencer Communications, an advertising public relations firm specializing in the marine industry, in 1987. Previously, Mr. Spencer began his journalism career at Powerboat Magazine in 1976. He was named Executive Editor of Powerboat Magazine in 1981 and served in that capacity until 1987. During the last seven years Mr. Spencer has served as on-camera expert commentator for ESPN covering the boating industry.

      In addition to Mr. Fountain, who is listed above as a director, other executive officers of the Company are as follows:

JOSEPH F. SCHEMENAUER, age 53, was appointed Vice President - Finance and Chief Financial Officer in September, 1997. Mr. Schemenauer has over twenty years experience as Chief Financial Officer and or Controller in the boating industry, primarily with Chris Craft Corporation (and its successors, Murray Chris Craft Sportboats, Inc. and Murray Chris Craft Cruisers, Inc.), Donzi Marine Corporation, Wellcraft and Triumph Yachts Divisions of Genmar Industries, Inc. and Luhrs Corporation.

BLANCHE C. WILLIAMS, age 65, has been Corporate Secretary and Treasurer of the Company since August, 1986, and has held the same positions with the Company's Subsidiary since it was formed during 1979. Mrs. Williams also served as Executive Assistant to the President from 1979 to 1988 and is currently serving in that capacity.


Item 11.  Executive Compensation.

The following table sets forth the compensation awarded, paid to or earned by the Company's Chief Executive Officer and Chief Operating Officer, the only executive officers of the Company whose compensation exceeded $100,000 in Fiscal 1999, 1998, and 1997.

Name and Principal         Fiscal   Annual Compensation   Long-term     Stock
    Position                Year    Salary(1)  Bonus(2)  Compensation  Options

Reginald M. Fountain Jr.    1999    $350,000   $  -0-     $  -0-         -0-
Chairman, President and     1998    $350,000   $218,017   $  -0-         -0-
Chief Executive Officer     1997    $350,000   $ 78,519   $  -0-         -0-

Anthony J. Romersa          1999    $134,808   $  -0-     $  -0-        30,000
Executive Vice President,
Chief Operating Officer


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

(2) The bonuses paid to Mr. Fountain for Fiscal 1997 and 1998 were authorized by the Board on May 1, 1994. His bonus represents 5% of net income after the profit sharing distribution, if any, but before income taxes limited to a maximum of $250,000.

(3) Mr. Fountain does not participate in the Company's 401 (k) Plan and has no other long-term compensation, other than stock options.


      The Following table contains information concerning the grant of stock options to the named executive officer in Fiscal 1995:

Name  ..........................................    Reginald M. Fountain, Jr.

Number of securities underlying options/SARS
 granted .......................................             450,000


Percent of total options/SARS granted to
 employees in the fiscal year ..................               100%

Exercise price .................................             $4.667

Expiration date ................................             8/04/05



      The following table contains information concerning the exercise of stock options and employment related options and information concerning unexercised stock options held as of June 30, 1998 by the named executive officer:






Name ...........................................    Reginald M. Fountain, Jr.

Shares acquired on exercise ....................               -0-

Market value at time of exercise less exercise
 price, or value realized ......................               -0-

Number of unexercised options & warrants:

       Exercisable options .....................             480,000
       Non-Exercisable .........................               -0-

Value of unexercised in-the-money options at
 June 30, 1999,
       Exercisable .............................             $1,584(1)

(1) The closing sale price of the Common stock on Tuesday, June 30, 1999 was $4.625. Value equals the difference between market value and exercise price.

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


Directors' Compensation.

      Outside Directors of the Company currently do not receive any fees or other compensation for their services as directors, but they are reimbursed for travel and other out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors.

      In Fiscal 1995, each non-employee director (Messrs. Pignatelli, Mazza, Garbrecht, and Spencer) was granted non-qualified stock options to purchase 30,000 common shares at $3.5833 per share. These non-qualified stock options awarded to the outside directors were not under any of the Company's existing stock option plans. Mr. Pignatelli exercised a portion of his options to purchase 24,000 shares during Fiscal 1997. Mr. Mazza exercised all of his options during July 1997. Mr. Garbrecht exercised his options during Fiscal 1999. Mr. Spencer retains his issued stock options of 30,000 shares. Mr.
Garbrecht resigned as a director in April 1997 and Mr. Mazza was not re-elected as a director at the Fiscal year 1998 annual meeting.

Employment Agreement.

      Reginald M. Fountain, Jr. serves as the Company's President, Chief Executive Officer, and Chief Operating Officer pursuant to an employment agreement entered into during 1989. The agreement provides for automatic extensions of one-year periods until terminated. Under the agreement, Mr. Fountain receives a base salary approved by the Board of Directors and an annual cash bonus based upon the Company's net profits before taxes. On May 1, 1994, the Board of Directors authorized an increase in the annual bonus payment to Mr. Fountain to 5% of net income after the profit sharing distribution but before income taxes limited to a maximum of $250,000. Bonuses of $218,017 for Fiscal 1998, $78,519 for Fiscal 1997 and $199,984 for Fiscal 1996 were earned by Mr. Fountain. No bonus was paid in Fiscal 1999. The agreement terminates upon death or permanent disability. The current agreement replaced a similar agreement with Mr. Fountain that had been in effect from December, 1986 to 1989.

      Anthony J. Romersa joined the Company during the first quarter of Fiscal 1999 and serves as Executive Vice President and Chief Operating Officer pursuant to an employment agreement entered into at that time. Under the agreement, Mr. Romersa receives a base salary set by the Board of Directors at a rate of $160,000 annually and an annual bonus payment equal to 1% of pretax earnings. This agreement runs for a period of three years.

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

      During Fiscal 1995, each of the four non-employee directors was granted non-qualified stock options to purchase 30,000 common shares at $3.5833 per share. These non-qualified stock options awarded to the outside directors were not under any of the Company's existing stock option plans. (See Directors' Compensation for status)

     During January 1999, the Board of Directors adopted the 1999 employee Stock Option Plan (the plan), which expires January 11, 2009. Under the plan, the Board is empowered to grant up to 120,000 options to employees, officers, directors and consultants of the Company. The plan was approved by the shareholders of the Company during March 1999.

401 (k) Payroll Savings Plan.

      The Company currently has a 401 (k) Payroll Savings Plan (the "401 (k) Plan") for all employees. Eligible employees may elect to defer up to fifteen percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company matches fifty percent of the employee's deferred salary amounts limited to a maximum of six percent of their salaried amounts, or a maximum of three percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401
(k) Plan.  There are no post-retirement benefit plans in effect.

Performance Table.

      The following table was prepared by Research Data Group, Inc. It compares the Company's cumulative total shareholder return with a stock market performance indicator (S. & P. 500 Index) and an industry index (S. & P. Leisure Time). The table assumes a base point of June 30, 1994 to be equal to $100.00 Accumulated returns are noted through June 30, 1999. Each time period covered by the table gives the dollar value of the investment assuming monthly reinvestment of dividends. The Company has never paid any cash dividends.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
         AMONG FOUNTAIN POWERBOAT INDUSTRIES, INC., THE S&P 500 INDEX
                   AND THE S&P LEISURE TIME (PRODUCTS) INDEX


         *     $100 INVESTED ON 6/30/94 IN STOCK OR INDEX
     INCLUDING REINVESTMENT OF DIVIDENDS.
     FISCAL YEAR ENDING JUNE 30.


      As can be seen from the table, the total return to shareholders of the Company's common stock over the past five years compares to the S & P 500 stocks and the S & P Leisure Time stocks through 1998 and the S & P Leisure Time stocks through 1999.


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

      During Fiscal 1995, recognizing the Company's much improved financial performance under his leadership, the Board increased Mr. Fountain's salary from $285,000 to $350,000 beginning March 30, 1996 and thereafter.

      The entire Board has also approved Mr. Fountain's employment agreement with the Company, more fully described above (Item 11), under "Employment
Agreements", which provides for a minimum base salary and annual cash bonus equal to five percent of the Company's net profits after profit sharing distribution but before income taxes limited to a maximum of $250,000. Bonuses earned by Mr. Fountain for Fiscal 1999 were -0-, for Fiscal 1998 were $218,017 and for Fiscal 1997 amounted to $78,519.

Compliance with Section 16.

     Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Principal Shareholders. The following table sets forth the beneficial ownership of the Company's Common Stock as of September 1, 1999, by each person known to the Company to beneficially own more than five percent (5%) of the Company's Common Stock. This table had been prepared based upon information provided to the Company by each Shareholder:




      Name and                     Amount of Beneficial         Percent of
      Address                            Ownership               Class (3)

Reginald M. Fountain, Jr.
P.O. Drawer 457
Whichard's Beach Road
Washington, N.C. 27889                   2,569,372(1)             48.68%

Triglova Finanz, A.G.
P.O. Box 1824
52nd Street
Urbanization Obarrio
Torre Banco Sur, 10th Floor
Panama City, Republic of Panama            266,500(2)              5.05%


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


Directors and Officers. The following table sets forth the beneficial ownership of the Company's common stock as of September 1, 1999, for each of the Company's current directors, and for all directors and officers of the Company as a group.

     Name                             Amount of                      Percent
      and                             Beneficial                       of
    Address                           Ownership                      Class (3)

Reginald M. Fountain, Jr.(1)           2,569,372(2)                   48.68%

Anthony J. Romersa(1)                     30,000(2)                    (3)

Mark L. Spencer(1)                        33,400(2)                    (3)

Federico Pignatelli(1)                    26,000(2)                    (3)

Blanche C. Williams(1)                       800                       (3)

Darryl M. Diamond, M.D.(1)                   -0-                       (3)

George L. Deichmann, III(1)                  -0-                       (3)

Craig F. Goess(1)                            -0-                       (3)

Joseph F. Schemenauer(1)                     -0-                       (3)

All directors and officers as
a group (6 persons)                    2,659,572(2)                   50.38%


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

(2) For Mr. Fountain, includes options to purchase 480,000 shares of common stock held. For Messrs. Romersa, Spencer and Pignatelli includes options to purchase 30,000, 30,000 and 6,000 common shares respectively. Mr. Pignatelli has already exercised 24,000 options shares.

(3)  Less than 1%

Item 13.  Certain Relationships and Related-Party Transactions.

      The following is a schedule of related party transactions for Fiscal 1999, 1998 and 1997. No interest was paid to Mr. Fountain in Fiscal 1997. The Company has paid rentals at what it believes to be their fair market values during the last three fiscal years to Mr. Fountain or to entities owned by him as follows:

                                    Fiscal         Fiscal         Fiscal
                                     1999           1998           1997

Apartment Rentals............     $ 19,731       $  6,717       $ 17,260

R. M. Fountain, Jr.
     - airplane rentals .....     $   -0-        $107,312       $296,498

     - interest .............     $ 20,447       $ 26,509       $  -0-

                                  --------       --------       --------
                                  $ 40,178       $140,538       $313,758
                                  ========       ========       ========

      The rentals paid to Eastbrook Apartments and Village Green Apartments are primarily for temporary lodging for relocating and transient Company personnel and visitors. The rentals paid for the airplane are based upon the actual hours that the airplane was used for Company business plus a monthly stand-by charge for the exclusive use of the airplane. The airplane rentals ended in September 1997. During the first quarter of Fiscal 1998 the Company purchased an airplane from Mr. Fountain for $1,375,000. Principal financing for the airplane is through General Electric Capital Corporation. A second note payable to Mr. Fountain for $415,821 was paid off during Fiscal year 1999.

      Mr. Gary D. Garbrecht was a director of the Company through April 1997 and the President and sole shareholder of Mach Performance, Inc. which supplied the Company's subsidiary with some of its requirements for propellers and other accessory items. The Company paid Mach Performance, Inc. $254,623 in Fiscal 1997. The Company acquired Mach Performance, Inc. for 127,500 shares of common stock during Fiscal 1997. At the end of Fiscal 1997, the Company ceased operations of Fountain Power, Inc., the operating Company into which Mach Performance was contained and filed suit during Fiscal 1998 seeking rescission of the acquisition and merger agreement. On June 10, 1998, a Court mediated legal settlement was reached between the parties. Refer to note 13 - Acquisition and Discontinued Operations in the Consolidated Financial Statements contained herein.

     Mr. Mark L. Spencer is a director of the Company and the President and sole shareholder of Spencer Communications, Inc. which furnishes advertising and public relations services the Company. The Company paid Spencer Communications, Inc. $478,576 in Fiscal 1999, $288,915 in Fiscal 1998 and $547,436 in Fiscal 1997.

                                    Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8 and Form 8-K.

       (1)  Exhibits.  The following exhibits are filied with this report:
                                                                Page No.

     10.1 - 1999 Employee Stock Option Plan                         59

     10.2 - Stock Option Agreement dated January 1999               74

     10.3 - Employment Agreement dated August 24, 1998 with         81
            Anthony J. Romersa and the Company's Subsidiary

       27 - Financial Data Schedule                                58


        (2) No Amendments on Form 8 or Current Reports on Form 8-k were filed by the Registrant during the quarter ended June 30, 1999.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN POWERBOATS INDUSTRIES, INC.

By: /s/ Reginald M. Fountain, Jr.                      September 15, 1999
     Chairman, President, and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Reginald M. Fountain, Jr.                          September 15, 1999
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)


/s/ Anthony J. Romersa                                 September 15, 1999
Executive Vice President, and
Chief Operating Officer


/s/ Darryl M. Diamond, M. D.                           September 15, 1999
Director


/s/ George L. Deichmann, III                           September 15, 1999
Director


/s/ Craig F. Goess                                     September 15, 1999
Director


/s/ Federico Pignatelli                                September 15, 1999
Director


/s/ Mark  L Spencer                                    September 15, 1999
Director


/s/ Joseph F. Schemenauer                              September 15, 1999
Chief Financial Officer
(Principal Accounting and Financial Officer)