Form 10-Q
period 1999-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1999-11-15
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                   FORM 10-Q

                               QUARTERLY REPORT

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

        For the transition period from ____________ to _______________

     For the Quarter Ended         Commission File Number

     ___________________                0-14712

                      FOUNTAIN POWERBOAT INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                 Nevada                             56-1774895
     (State or other jurisdiction of            (I.R.S. employer
     incorporation or organization)            identification No.)


        Whichard's Beach Road, P.O. Drawer 457, Washington, NC  27889
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

            Class                    Outstanding at October 27, 1999

 Common Stock, $.01 par value               4,732,608 shares

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                                     INDEX

                                                                      Page No.

Part I  Financial Information

        Review Report of Independent Certified
         Public Accountants                                              1

        Unaudited Consolidated Balance Sheets,
         September 30, 1999 and June 30, 1999                          2 - 3

        Unaudited Consolidated Statements of Operations, for the
         three months ended September 30, 1999
         and September 30, 1998                                          4

        Unaudited Consolidated Statements of Cash Flows, for the
         three months ended September 30, 1999
         and September 30, 1998                                        5 - 6

        Notes to Unaudited Consolidated Financial Statements           7 - 11

        Management's Discussion and Analysis of Results
          of Operations and Financial Condition                       12 - 14

Part II Other Information

        Item 2  Change in Securities                                    14

        Item 6  Exhibits and Reports on Form 8 and Form 8-K             14

        Signature                                                       15

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited - See Accountant's Review Report)


                                    ASSETS





                                            September 30,    June 30,
                                                 1999          1999
                                            _____________ _____________
CURRENT ASSETS:
  Cash and cash equivalents                  $   904,224   $ 2,217,301
  Accounts receivable, net                     1,809,634     1,576,712
  Inventories                                  8,361,317     7,307,890
  Prepaid expenses                               830,088       761,486
  Current tax assets                           2,504,621     2,221,499
                                            _____________ _____________
     Total Current Assets                     14,409,884    14,084,888
                                            _____________ _____________
PROPERTY, PLANT AND EQUIPMENT                 36,682,128    36,209,584

  Less:  Accumulated depreciation            (17,782,209)  (17,144,314)
                                            _____________ _____________
                                              18,899,919    19,065,270
                                            _____________ _____________
OTHER ASSETS                                     814,546       780,802
                                            _____________ _____________
                                             $34,124,349   $33,930,960
                                            _____________ _____________




























                                  [Continued]

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited - See Accountant's Review Report)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                  [Continued]


                                            September 30,    June 30,
                                                 1999          1999
                                            _____________ _____________
CURRENT LIABILITIES:
  Current maturities - long-term debt        $ 2,464,535   $ 2,464,535
  Current maturities - capital lease              11,788        11,788
  Accounts payable                             5,458,198     3,961,516
  Accrued expenses                             1,637,561     2,231,061
  Dealer territory service accrual             1,930,144     2,037,170
  Customer deposits                              692,910       687,560
  Allowance for boat repurchases                 200,000       200,000
  Reserve for warranty expense                   590,000       590,000
                                            _____________ _____________
     Total Current Liabilities                12,985,136    12,183,630

LONG-TERM DEBT, less current maturities        9,901,218    10,138,395
CAPITAL LEASE, less current maturities            76,939        76,939
DEFERRED TAX LIABILITY                           898,498       899,680

COMMITMENTS AND CONTINGENCIES [NOTE 7]                 -             -
                                            _____________ _____________
     Total Liabilities                        23,861,791    23,298,644
                                            _____________ _____________



STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,732,608 shares issued                       47,326        47,326
  Capital in excess of par value              10,303,640    10,303,640
  Accumulated earnings                            22,340       392,098
                                            _____________ _____________
                                              10,373,306    10,743,064
Less: Treasury stock, at cost 15,000
      shares                                    (110,748)     (110,748)
                                            _____________ _____________
     Total Stockholders' Equity               10,262,558    10,632,316
                                            _____________ _____________
                                             $34,124,349   $33,930,960
                                            _____________ _____________









  The accompanying notes are an integral part of these financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited - See Accountant's Review Report)



                                         For the Three Months Ended
                                               September 30,
                                        ___________________________
                                             1999          1998
                                        _____________ _____________
NET SALES                                $10,795,168   $12,422,227

COST OF SALES                              8,759,941     9,838,912
                                        _____________ _____________
  Gross Profit                             2,035,227     2,583,315
                                        _____________ _____________
EXPENSES:
  Selling expense                          1,586,283     1,841,102
  Selling - related  parties                 127,097       102,080
      General and administrative             721,503       643,551
                                        _____________ _____________
     Total expenses                        2,434,883     2,586,733
                                        _____________ _____________
OPERATING INCOME (LOSS)                     (399,656)       (3,418)

NON-OPERATING INCOME (EXPENSE):
  Other income (expense)                      28,986        (4,092)
  Interest expense                          (283,391)     (255,157)
  Interest expense - related parties               -        (8,836)
                                        _____________ _____________
INCOME (LOSS) BEFORE INCOME TAXES           (654,061)     (271,503)

CURRENT TAX EXPENSE                                -             -

DEFERRED TAX EXPENSE (BENEFIT)              (284,303)       (73,508)
                                        _____________ _____________

NET INCOME (LOSS)                        $  (369,758)  $  (197,995)
                                        _____________ _____________

EARNINGS (LOSS) PER SHARE                $      (.08)  $      (.04)
                                        _____________ _____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                              4,732,608     4,702,608
                                        _____________ _____________

DILUTED EARNINGS PER SHARE               $       N/A   $       N/A
                                        _____________ _____________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                     $       N/A   $       N/A
                                        _____________ _____________






  The accompanying notes are an integral part of these financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - See Accountant's Review Report)

               Increase (Decrease) in Cash and Cash Equivalents

                                                    For the Three Months Ended
                                                           September 30,
                                                   ___________________________
                                                       1999         1998
                                                   _____________ _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $  (369,758)  $  (197,995)
                                                   _____________ _____________
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation expense                                 637,896       590,658
   Net change in deferred tax asset and
    liabilities                                        (284,303)      (73,508)
   Change in assets and liabilities:
    (Increase) decrease in accounts receivable         (232,922)    1,157,045
    (Increase) decrease in inventories               (1,053,428)     (357,532)
    (Increase) decrease in prepaid expenses             (68,601)     (216,186)
    Increase (decrease) in accounts payable           1,496,682      (810,892)
    Increase (decrease) in accrued expenses            (593,501)     (168,032)
    Increase (decrease) in dealer territory
     service accrual                                   (107,026)     (236,729)
    Increase (decrease) in customer deposits              5,350      (189,328)
    Net liabilities of discontinued operations                -       (93,612)
                                                   _____________ _____________
      Net Cash Provided (Used) by
       Operating Activities                         $  (569,611)  $  (596,111)
                                                   _____________ _____________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in additional molds, plugs,
  and other tooling                                     (83,033)            -
 Purchase of property, plant, and equipment            (389,512)   (1,125,498)
 (Increase) in other assets                             (33,744)       (2,999)
                                                   _____________ _____________
      Net Cash Provided (Used) by Investing
       Activities                                   $  (506,289)  $(1,128,497)
                                                   _____________ _____________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                       $         -   $ 4,000,000
 Repayment of long-term debt                           (237,177)     (233,340)
 Repayment of long-term debt - related party                  -       (59,911)
                                                   _____________ _____________
      Net Cash Provided (Used) by Financing
       Activities                                   $  (237,177)  $ 3,706,749
                                                   _____________ _____________
Net increase (decrease) in cash and cash
 equivalents                                        $(1,313,077)  $ 1,982,141

Cash and cash equivalents at beginning of year        2,217,301     1,376,984
                                                   _____________ _____________
Cash and cash equivalents at end of period          $   904,224   $ 3,359,125
                                                   _____________ _____________



                                  [Continued]

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - See Accountant's Review Report)

               Increase (Decrease) in Cash and Cash Equivalents

                                  [Continued]


                                                    For the Three Months Ended
                                                           September 30,
                                                   ___________________________
                                                        1999         1998
                                                   _____________ _____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest:
      Unrelated parties                             $   280,805   $   216,480
      Related parties                                         -         8,836
                                                   _____________ _____________
                                                    $   280,805   $   225,316
                                                   _____________ _____________
     Income taxes                                   $         -   $   222,538
                                                   _____________ _____________

Supplemental Disclosures of Noncash Investing and Financing Activities:
  For the three month period ended September 30, 1999:
     None

  For the three month period ended September 30, 1998:
     None




























  The accompanying notes are an integral part of these financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 (Unaudited - See Accountant's Review Report)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

  Although these statements have been reviewed by our independent auditors, they are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - HURRICANE

  During September 1999, the Company experienced flooding and the temporary closure of the production facility as a result of hurricanes "Dennis" and "Floyd" hitting Eastern North Carolina. As a result of the hurricanes the Company sustained damages to inventory and property plant and equipment not including the damages sustained to the yacht mold and lost revenue and additional expenses from the business interruption.

  As of November 8, 1999 the insurance companies have agree to pay $433,000 for damages to inventory and property, plant and equipment less the $100,000 deductible. The Company has reclassified the following assets and recorded in accounts receivable $333,000 for the insurance proceeds.

  Review  is  still  in  process by the insurance carrier  on  the  repair  or
  replacement  of  the  Company's  65'  foot  yacht  mold  and  certain   air-
  conditioning equipment that was flooded during the storm.

  The Company also experienced losses resulting from the closure of the production facility and inefficiencies due to storm preparation, cleanup and the inability of the full work force to report once the plant re-opened. The Company has filed its business interruption insurance claim, which is now in the review and approval process with Company's insurance carrier. As of September 30, 1999, the amount to be received for the business interruption claim cannot be reasonably estimated and will be recorded in the future when collected.

NOTE 3 - ACCOUNTS RECEIVABLE

  As of September 30, 1999, accounts receivable were $1,809,634 net of the allowance for bad debts of $27,841. This represents a increase of $232,922 from the $1,576,712 in net accounts receivable recorded at June 30, 1999. Of the $1,809,634 balance at September 30, 1999, $1,275,300 has subsequently been collected as of October 31, 1999, and the remaining $534,334 is believed to be fully collectible.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 (Unaudited - See Accountant's Review Report)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

  Inventories at September 30, 1999 and June 30, 1999 consisted of the following:

                                           September 30,   June 30,
                                               1999          1999
                                           ____________  ____________
         Parts and supplies                 $3,937,761    $3,296,244
         Work-in-process                     3,499,657     3,208,982
         Finished goods                      1,043,899       922,664
         Obsolete inventory reserve           (120,000)     (120,000)
                                           ____________  ____________
           Total                            $8,361,317    $7,307,890
                                           ____________  ____________

NOTE 5 - REVENUE RECOGNITION

  The Company generally sells boats only to authorize dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, legal title and all other incidents of ownership have passed from the Company to the dealer or to the Government, and an account receivable is recorded or payment is received from the dealer, from the Government, or from the dealer's third-party commercial lender. This is the method of sales recognition in use by most boat manufacturers.

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

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 (Unaudited - See Accountant's Review Report)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ALLOWANCE AND QUALIFYING ACCOUNTS

  For the three months ended September 30, 1999, the Company adjusted its allowance and qualifying accounts as follows:

                               Balance at  Charged to                Balance
                                Beginning   Cost and   Additions      at End
                                of Period    Expense  (Deductions)  of Period
                               ___________ ___________ ___________ ___________
  Allowance for boat
    repurchases                 $ 200,000   $       -   $       -   $ 200,000

  Allowance for doubtful
    accounts                       27,841           -           -      27,841

  Allowance for warranty
    claims                        590,000     160,489    (160,489)    590,000

  Allowance for inventory
    values                        120,000           -           -     120,000
                               ___________ ___________ ___________ ___________
  Total                         $ 937,841   $ 160,489   $(160,489)  $ 937,841
                               ___________ ___________ ___________ ___________

  In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

  Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the
  lender(s).   At  September  30, 1999, the Company  had  a  total  contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $20,493,000. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events which can be reasonably estimated. At September 30, 1999, the allowance for boat repurchases was $200,000.

  Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to approximately $210,460 for the first three months ended September 30, 1999 and are included in the accompanying consolidated statements of operations as part of selling expense. At September 30, 1999, the estimated unpaid dealer incentive interest included in accrued expenses amounted to $334,000.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 (Unaudited - See Accountant's Review Report)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

  The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to Mr. Reginald M. Fountain, Jr., the Company's Chairman, President, Chief Executive Officer, or to entities owned or controlled by him:

                                               For the Three Months Ended
                                                      September 30,
                                               ___________________________
                                                    1999          1998
                                               _____________ _____________
     R.M. Fountain, Jr. - interest on loans      $      -      $  8,836
                                               _____________ _____________
                                                 $      -      $  8,836
                                               _____________ _____________

  At September 30, 1999, the Company had receivables and advances from employees of the Company amounting to $13,006.

  The Company paid $127,097 and $102,080 for the three month period ended September 30, 1999 and 1998, for advertising and public relations services from an entity owned by a director of the Company.

NOTE 9 - INCOME TAXES

  For the three month period ended September 30, 1999 and 1998, the Company provided $0 and $0 for current income taxes and a benefit $284,303 and $73,508 for deferred income taxes.

NOTE 11 - EARNINGS (LOSS) PER SHARE

  The computations of earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings per share for the three month period ended September 30, 1999 and 1998, was not presented as its effect was anti-dilutive. At September 30, 1999 there were 551,000 unexercised stock options, of which 546,000 were held by officers and directors of the Company at prices ranging from $3.58 to $5.00 per share, that were not included in the computation of earnings per share because there effect is anti-dilutive.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

     The operating loss for the first quarter ended September 30, 1999 was $(399,656) or $(.08) per share versus $(3,418) or $.00 per share for the corresponding period of the previous year. The operating loss as a percent of sales for the three months ended September 30, 1999, was (3.7)% versus (.0)% for the three months ended September 30, 1998. The net loss for the three months ended September 30, 1999, was $(369,758) or $(.08) per share. This compares to a net loss of $(197,995) or $(.04) per share for the three months ended September 30, 1998.

     Net sales were $10,795,168 for the three months ended September 30, 1999, as compared to $12,422,227 for the three months ended September 30, 1998. Unit sales volume for three months ended September 30, 1999 was 89 boats as compared to 104 boats for the three months ended September 30, 1998. The overall sales decrease was due to the business interruption from the hurricanes "Dennis" & "Floyd" that hit Eastern North Carolina in September 1999.

     For the three months ended September 30, 1999, the gross margin on sales was $2,035,227 (19%) as compared to $2,583,315 (21%) for the three months ended September 30, 1998. The decrease in gross margin was due primarily to a lower number of sportboat sales in relation to fishboat sales, in particular resulting from the volume drop in September as a result of the work loss from the Hurricane.

     Selling expenses were $1,713,380 for the three months ended September 30, 1999, as compared to $1,943,182 for the three months ended September 30, 1998. Decreased selling expense was primarily due to a decrease in dealer floor plan interest.

      General and administrative expenses were $721,503 for the three months ended September 30, 1999 as compared to $643,552 for the three months ended September 30, 1998.

      Interest expense for the three months ended September 30, 1999 was $283,391 as compared to $263,993 for the three months ended September 30, 1998.

      Other non-operating (income)/expense for the three months September 30, 1999 was $(28,986) as compared to $4,092 for the three months ended September 30, 1998, primarily due to an increase in vender cash discounts and rebates.

Below is a chart detailing net sales and pre-tax net income for three months ended September 30, 1999 and 1998 [In Thousands]:

                                July       August   September    Total
     Net Sales

     1999                     $  4,797   $  4,410   $  1,588   $ 10,795

     1998                        3,555      4,500      4,367     12,422

     Pre-tax Net Income

     1999                     $    225   $    173   $ (1,052)  $   (654)

     1998                         (652)       104        276       (272)


Financial Condition.

      The Company's cash flows for the three months ended September 30, 1999 are summarized as follows:

        Net cash used in operating activities....$  (596,611)
         "   "   used in investing activities.....  (506,289)
         "   "   used by financing activities.....  (237,177)
                                                  __________
        Net decrease in cash.....................$(1,313,077)

                                                  ==========


      This net decrease compares to a $1,982,141 net increase for the three months ended September 30, 1998.

      Cash used in the three months ended September 30, 1999 to acquire additional property, plant, and equipment (investing activity) amounted to $472,545.

      For the remainder of the year ending June 30, 2000 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations. In addition, management believes that along with the near term settlement of its pending insurance claim, the Company's sales and production volume will continue to grow with a gradual improvement in net earnings and cash flow. Most of the Company's cash resources will be used to maintain and improve its plant and equipment and for new product tooling.

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

PART II.  Other Information.


ITEM 2:   Change in Securities.

      There was no change in securities during the first quarter ending September 30, 1999.


ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

      (a) No Amendments on Form 8 were filed by the Registrant during the first three months of Fiscal 2000.

      (b) No Current Reports on Form 8-K were filed by the Registrant during the first three months of Fiscal 2000.




                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      FOUNTAIN POWERBOAT INDUSTRIES, INC.
                                 (Registrant)




     /s/ Joseph F. Schemenauer

By:  Joseph F. Schemenauer                   Date: November 12, 1999
     Vice President, Chief Financial
     Officer, and Designated Principal
          Accounting Officer