Form 10-Q/A
period 1999-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 1999-11-18
CIK 764858

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


                                     INDEX

                                                                      Page No.

Part I  Financial Information

        Review Report of Independent Certified
         Public Accountants                                              3

        Unaudited Consolidated Balance Sheets,
         September 30, 1999 and June 30, 1999                          4 - 5

        Unaudited Consolidated Statements of Operations, for the
         three months ended September 30, 1999
         and September 30, 1998                                          6

        Unaudited Consolidated Statements of Cash Flows, for the
         three months ended September 30, 1999
         and September 30, 1998                                        7 - 8

        Notes to Unaudited Consolidated Financial Statements           9 - 12

        Management's Discussion and Analysis of Results
          of Operations and Financial Condition                       13 - 15

Part II Other Information

        Item 2  Change in Securities                                    16

        Item 6  Exhibits and Reports on Form 8 and Form 8-K             16

        Signature                                                       16

To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of September 30, 1999, and the related consolidated statement of income for the three months then ended and and the related consolidated statement of cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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










PRITCHETT, SILER & HARDY, P.C.
November 5, 1999
Salt Lake City, Utah

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