Form 10-Q
period 1999-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2000-02-14
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                   FORM 10-Q

                               QUARTERLY REPORT

                    FOR THE QUARTER ENDED DECEMBER 31, 1999


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

Registrant's telephone no., including area code:(252)975-2000

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                    No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
         Class               Outstanding at February 10, 2000
 _________________________    ______________________________
 Common Stock, $.01 par value       4,732,608 Shares

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                                   INDEX


PART I.   Financial Information.                          Page No.

          Review Report of Independent Certified
            Public Accountants...........................   3

          Consolidated Balance Sheets - Assets,
            December 31, 1999 and June 30, 1999.........    4

          Consolidated Balance Sheets - Liabilities &
            Shareholders' Equity, December 31, 1999
            and June 30, 1999............................   5

          Consolidated Statements of Operations -
            Three and Six Months Ended December 31, 1999
            and December 31, 1998......................... 6-7

          Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 1999
            and December 31, 1998........................  8-9

          Notes to Consolidated Financial Statements ...  10-15

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

To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of December 31, 1999, and the related consolidated statements of operations and cash flows for the three and six months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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


February 11, 2000
Salt Lake City, Utah

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited - See Accountants' Review Report)


                                    ASSETS






                                        December 31,   June 30,
                                            1999         1999
                                        ___________   ___________
CURRENT ASSETS:
  Cash and cash equivalents             $   842,867   $ 2,217,301
  Accounts receivable, net                2,085,129     1,576,712
  Inventories                             8,628,767     7,307,890
  Prepaid expenses                          802,943       761,486
  Current deferred tax assets             2,192,135     2,221,499
                                        ___________   ___________
     Total Current Assets                14,551,841    14,084,888
                                        ___________   ___________
PROPERTY, PLANT AND EQUIPMENT            36,775,371    36,209,584


  Less:  Accumulated depreciation       (18,197,612)  (17,144,314)
                                        ___________   ___________
                                         18,577,759    19,065,270
                                        ___________   ___________

OTHER ASSETS                                845,199       780,802
                                        ___________   ___________
TOTAL ASSETS                            $33,974,799   $33,930,960
                                        ___________   ___________
















                                  [Continued]

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited - See Accountants' Review Report)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                  [Continued]


                                        December 31,   June 30,
                                            1999         1999
                                        ___________   ___________
CURRENT LIABILITIES:
  Current maturities - long-term debt   $ 2,464,535   $ 2,464,535
  Current maturities - capital lease         11,788        11,788
  Accounts payable                        5,506,791     3,961,516
  Accrued expenses                        1,920,482     2,231,061
  Dealer territory service accrual        1,804,916     2,037,170
  Customer deposits                         555,314       687,560
  Allowance for boat repurchases            200,000       200,000
  Reserve for warranty expense              590,000       590,000
                                        ___________   ___________
     Total Current Liabilities
                                         13,053,826    12,183,630
                                        ___________   ___________
LONG-TERM DEBT, less current portion      9,287,947    10,138,395
CAPITAL LEASE, less current maturities       76,939        76,939
DEFERRED TAX LIABILITY                      912,116       899,680

COMMITMENTS AND CONTINGENCIES [NOTE 7]            -             -

                                        ___________    __________

  Total Liabilities                      23,330,828    23,298,644
                                        ___________   ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,732,608 shares issued                  47,326        47,326
  Capital in excess of par value         10,303,640    10,303,640
  Retained earnings - accumulated           403,753       392,098
                                        ___________   ___________
                                         10,754,719    10,743,064
  Less: Treasury stock                     (110,748)     (110,748)
                                        ___________   ___________
       Total Stockholders' Equity        10,643,971    10,632,316
                                        ___________   ___________
                                        $33,974,799   $33,930,960
                                        ___________   ___________



   The accompanying notes are an integral part of these unaudited financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited - See Accountants' Review Report)


                                For The Three             For The Six
                                 Months Ended             Months Ended
                                 December 31              December 31
                          ________________________  ________________________
                              1999         1998        1999         1998
                          ___________  ___________  ___________  ___________
NET SALES                 $15,384,022  $13,254,267  $26,179,190  $25,676,494

COST OF SALES              12,213,163   10,238,921   20,973,104   20,077,832
                          ___________  ___________  ___________  ___________

  Gross Profit              3,170,859    3,015,346    5,206,086    5,598,662

EXPENSES
  Selling Expense           1,502,305    2,151,203    3,215,685    4,094,385
  General &
   Administrative             694,530      676,984    1,416,033    1,318,616
                          ___________  ___________  ___________  ___________
    Total Expenses          2,196,835    2,830,700    4,631,718    5,417,434
                          ___________  ___________  ___________  ___________

OPERATING INCOME BEFORE
 STRATEGIC CHARGE             974,024      184,649      574,368      181,228

STRATEGIC CHARGE                    -   (2,440,000)           -   (2,440,000)
                          ___________  ___________  ___________  ___________

OPERATING INCOME (LOSS)       974,024   (2,255,353)     574,368   (2,258,772)


NON-OPERATING
INCOME(EXPENSE)
  Other Income                 10,867       59,088       39,853       54,996
  Interest Expense           (244,095)    (264,474)    (527,486)    (519,631)
  Interest Expense -
   Related party                    -       (5,097)           -      (13,933)
  Other expense               (33,280)           -      (33,280)           -
                          ___________  ___________  ___________  ___________

INCOME (LOSS) BEFORE TAX      707,516   (2,465,838)      53,455   (2,737,340)

CURRENT TAX EXPENSE                 -            -            -            -

DEFERRED TAXES (BENEFIT)      326,103   (1,283,120)      41,800   (1,356,628)
                          ___________  ___________  ___________  ___________

NET INCOME (LOSS)         $   381,413  $(1,182,717) $    11,655  $(1,380,712)
                          ___________  ___________  ___________  ___________






                                [Continued]

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited - See Accountants' Review Report)

                                 [Continued]

                                For The Three             For The Six
                                 Months Ended             Months Ended
                                 December 31              December 31
                          ________________________  ________________________
                              1999         1998        1999         1998
                          ___________  ___________  ___________  ___________

EARNINGS (LOSS) PER SHARE $      .081  $     (.252) $      .002  $     (.294)
                          ___________  ___________  ___________  ___________
WEIGHTED AVERAGE
 SHARES OUTSTANDING         4,732,608    4,732,608    4,732,608    4,732,608
                          ___________  ___________  ___________  ___________

DILUTED EARNINGS PER
 SHARE                    $   N/A      $   N/A      $   N/A      $   N/A
                          ___________  ___________  ___________  ___________
DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING           N/A          N/A          N/A          N/A
                          ___________  ___________  ___________  ___________

   The accompanying notes are an integral part of these unaudited financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - See Accountants' Review Report)

               Increase (Decrease) in Cash and Cash Equivalents


                                             For the Six Months Ended
                                                  December 31,
                                            __________________________
                                                1999          1998
                                            ____________  ____________
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                         $    11,655   $(1,380,712)

  Adjustments to reconcile net income
  (loss) to net cash provided by operating
   activities:
    Depreciation Expense                      1,053,298     1,192,402
    Strategic Charge                                  -     2,440,000
    (Increase) decrease in accounts
     receivable                                (508,416)    2,246,338
    (Increase) decrease in inventory         (1,320,877)   (1,293,310)
    (Increase) decrease in prepaid expenses     (41,457)     (514,422)
    Increase (decrease)in accounts payable    1,545,274      (587,933)
    Increase (decrease)in accrued expenses     (258,528)      165,262
    Increase (decrease)in dealer service
     territory accrual                                -        18,317
    Increase (decrease)in customer deposits    (132,247)     (147,983)
    Net deferred taxes                         (242,504)   (1,356,629)
    Net liabilities of discontinued
     operations                                       -       (93,612)
                                            ____________  ____________
        Net Cash Provided by Operating
         Activities                         $   106,198   $   687,718
                                            ____________  ____________

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in molds, plugs and other
    tooling, net                            $   (83,033)  $  (398,078)
   Purchase of property plant and
    equipment, net                             (482,754)   (1,786,043)
   (Increase) in other assets                   (64,397)      (71,524)
                                            ____________  ____________
        Net Cash(Used) by Investing
         Activities                         $  (630,184)  $(2,255,645)
                                            ____________  ____________

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                       -     4,000,000
   Repayment of long-term debt                 (850,447)     (813,816)
   Repayment of long-term debt
    - related party                                   -      (257,911)
   Proceeds from issuance of common
    stock                                             -             -
                                            ____________  ____________
        Net Cash Provided (Used) by
         Financing Activities               $  (850,447)  $ 2,928,273
                                            ____________  ____________

  Net increase (decrease) in cash
   and cash equivalents                     $(1,374,433)  $ 1,360,346

  Cash and cash equivalents at
   beginning of year                          2,217,300     1,376,984
                                            ____________  ____________

  Cash and cash equivalents at
   end of period                            $   842,867   $ 2,737,330
                                            ____________  ____________

                               [Continued]

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - See Accountants' Review Report)

               Increase (Decrease) in Cash and Cash Equivalents

                                [Continued]

                                             For the Six Months Ended
                                                  December 31,
                                            __________________________
                                                1999          1998
                                            ____________  ____________
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the period for:
   Interest:
    Unrelated parties                       $   527,486   $   519,631
    Related parties                                   -        13,933
                                            ____________  ____________
                                            $   527,486   $   533,564
                                            ____________  ____________
     Income taxes                           $         -   $         -
                                            ____________  ____________


Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  For the six month period ended December 31, 1999:
      None

  For the six month period ended December 31, 1998:
      During December 1998, the Company recorded a $2,440,000 strategic charge reducing the value of their assets to their estimated realizable value.






















  The accompanying notes are an integral part of these unaudited financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 (Unaudited - See Accountants' Review Report)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Although these statements have been reviewed by our independent auditors, they are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the period ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2 - HURRICANE

During September 1999, the Company experienced flooding and temporary closure of the production facility as a result of hurricanes "Dennis" and "Floyd" hitting Eastern North Carolina. As a result of the hurricanes, the Company sustained damages to inventory and property, plant and equipment, including damages to the yacht mold as well as lost revenue and additional expenses from the business interruption.

As of November 1999, the insurance carrier has paid for the damage to the inventory and most of the damage to the property, plant and equipment including the yacht mold. Review is still in process by the insurance carrier on the repair or replacement of certain air-conditioning and heating equipment that was flooded during the storm. The net effect of the property, plant, equipment and inventory settlement cannot be reasonably estimated until the balance of this claim is collected.

The Company also experienced losses resulting from the closure of the production facility and efficiencies due to storm preparation, cleanup and the inability of the full work force to report to work once the plant re-opened. The Company immediately filed its claims for business interruption and believed it complied with all aspects of its policy. When a timely and reasonable resolution could not be reached, the Company filed suit against its insurance carrier. As of February 8, 2000 the Company and the insurance carrier have re-initiated meaningful discussions to resolve the claim. In addition, the insurance carrier has agreed to make an advance toward the business interruption claim and the remaining equipment outlined above. The full effect of a business interruption settlement cannot be reasonably estimated and will be recorded in the future when collected.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 (Unaudited - See Accountants' Review Report)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE

  As of December 31, 1999, accounts receivable were $2,085,129 net of the allowance for bad debts of $27,841. This represents a increase of $508,417 from the $1,576,712 in net accounts receivable recorded at June 30, 1999. Of the $2,085,129 balance at December 31, 1999, $1,813,420 has subsequently been collected as of February 8, 2000, and the remaining $271,709 is believed to be fully collectible.

NOTE 4 - INVENTORIES

  Inventories at December 31, 1999 and June 30, 1999 consisted of the following:

                                    December 31,      June 30,
                                        1999            1999
                                   ____________   _____________
Parts and supplies.................$  4,419,550   $   3,296,244
Work-in-process....................   3,339,018       3,208,982
Finished goods.....................     843,363         922,664
Sportswear.........................     146,836               -
Obsolete inventory reserve.........    (120,000)       (120,000)

Total..............................$  8,628,767   $   7,307,890
                                   ____________   _____________


NOTE 5 - REVENUE RECOGNITION

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

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 (Unaudited - See Accountants' Review Report)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - REVENUE RECOGNITION [Continued]

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

NOTE 6 - ALLOWANCE AND QUALIFYING ACCOUNTS

For the six months ended December 31, 1999, the Company adjusted its allowance and qualifying accounts as follows:

                    Balance at   Charged to                 Balance
                    Beginning     Cost and    Additions     at End
                    of Period     Expense    (Deductions)  of Period
                    _________    __________  ___________   _________
 Allowance for
  boat repurchases   $200,000      $      -   $        -    $200,000

 Allowance for
  doubtful accounts    27,841             -            -      27,841

 Allowance for
  warranty claims     590,000       362,326     (362,326)    590,000

 Allowance for
  inventory values    120,000             -            -     120,000
                    _________    __________  ___________   _________
 Total               $937,841      $362,326    $(362,326)   $937,841
                    _________    __________  ___________   _________

In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 (Unaudited - See Accountants' Review Report)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 1999, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $24,900,000. The Company has reserved for future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events, which can be reasonably estimated. At December 31, 1999, the allowance for boat repurchases was $200,000.

Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to approximately $671,000 for the first six months of Fiscal 2000 and are included in the accompanying consolidated statements of operations as part of selling expense. At December 31, 1999, the estimated unpaid dealer incentive interest included in accrued expenses amounted to $601,358.

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to related parties:

                                          For the Six Months Ended
                                                December 31,
                                          ________________________
                                            1999         1998
                                          __________   __________
        Apartments           - Rentals    $       -    $   1,902

        R.M. Fountain, Jr.   - Interest           -            -

                             - Aircraft
                               Rental             -       71,951
                                          __________   __________
                                          $       -    $  73,853
                                          __________   __________

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 (Unaudited - See Accountants' Review Report)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES [Continued]

At December 31, 1999 the Company had travel advances and other receivables due from employees in the amount of $21,891.

The Company paid $165,028 during the six month period ended December 31, 1999 for advertising and public relations services from an entity owned by a director of the Company.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 1999, an operating loss carryforward of approximately $2,027,000, which may be applied against future taxable income and which expires in various years through 2018. The deferred tax asset is approximately $2,192,000 as of December 31, 1999 and the deferred liablility is approximately $912,000. The net change in deferred tax assets and liabilities of $41,800 for the six months ended December 31, 1999 has been recorded as a deferred tax expense on the statement of operations.

NOTE 10 - EARNINGS (LOSS) PER SHARE

The computation of earnings (loss) per share and diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings (loss) per share for the six-month period ended December 31, 1999 and 1998, was not presented, as its effect was anti-dilutive. At December 31, 1999 there were 551,000 unexercised stock options, of which 546,000 were held by officers and directors of the company at prices ranging from $3.58 to $5.00 per share, that were not included in the computation of earnings per share because their effect is anti-dilutive.

NOTE 11 - STRATEGIC CHARGE

During December 1998, the Company designed and implemented a restructuring plan to aggressively improve the Company's cost structure, refocus sales and marketing expenditures and divest the Company of certain non-realizable assets. In connection with the restructuring plan the Company reviewed components of its business for possible improvement of future profitability through reengineering or restructuring. As part of this plan the Company decided to eliminate its racing program and write off the balance of excess yacht tooling cost along with

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                 (Unaudited - See Accountants' Review Report)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STRATEGIC CHARGE [Continued]

other discontinued unused tooling. The Company completed the majority of these actions during the third and fourth quarter of Fiscal 1999. The carrying value of the assets held was reduced to fair value based on estimated realizable value based on future cash flows from use of the asset or sale of the related assets. The resulting pretax adjustment of $2,440,000 was recorded as a strategic charge in the statement of operations of the Company.



Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

     The operating income for the second quarter ended December 31, 1999 was $974,024 or $.21 per share versus operating income of $184,649 or $.04 per share (before the provision for strategic charge of $2,440,000) for the corresponding period of the previous year. Operating income as a percent of sales for the second quarter of Fiscal 1999 was 6.3% versus (17%) for the same period the previous Fiscal year. The net profit for the second quarter of Fiscal 2000 was $381,413 or $.081 per share. This compares to net loss amounting to $(1,182,717), or $(.252) per share for the second quarter of Fiscal 1999 (including the strategic charge). During the second quarter of Fiscal 1999, it was determined that the Company make a strategic redirection to focus its efforts on profitable growth (See Note 11).

      Net sales increased by 16.1% to $15,374,022 for the second quarter of Fiscal 2000 as compared to $13,254,267 for the second quarter of the prior Fiscal year. Unit sales volume for the second quarter of Fiscal 2000 increased by 13.2% to 129 boats as compared to 114 boats for the second quarter of Fiscal 1999. Revenue increased faster than units due to sales of a smaller number of larger, higher priced boats than the second quarter of the previous Fiscal year.

      For the second quarter of Fiscal 2000, the gross margin on sales was $3,170,859 (20.6%) as compared to $3,015,346 (22.8%) for the second quarter of
Fiscal 1999.

      Selling expenses were $1,502,305 for the second quarter of Fiscal 2000 as compared to $2,151,203 for the second quarter of last Fiscal year. Most of the decrease for Fiscal 2000 was in reduced promotional racing expense.

      General and administrative expenses were $694,530 for the second quarter of Fiscal 2000 as compared to $676,984 for the second quarter of last Fiscal year. Most of the increase was in employment taxes.

      Interest  expense for the second quarter of Fiscal 2000  was  $244,095  as
compared  to  $264,474  for the second quarter of last  Fiscal  year.   Interest
expense is down due to an overall reduction in long-term debt.

      Other non-operating (income)/expense for the second quarter of Fiscal 2000 was $22,413 as compared to $(59,088) for the second quarter of last Fiscal year.

Financial Condition.

     The Company's cash flows for the second six months of Fiscal 2000 are summarized as follows:

Net cash provided by operating activities......$   106,198
 "   " used by investing activities        .....  (630,184)
 "   " provided by financing activities     ....  (850,447)

        Net decrease in cash...................$(1,374,433)
                                                ===========

      This net decrease compared to a $1,360,346 net increase for the second six months of the prior fiscal year.

     Cash used in the first six months of Fiscal 2000 to acquire additional property, plant, and equipment (investing activity) amounted to $630,184 of which $83,033 was for plugs, molds, and other product tooling.

     For the remainder of Fiscal 2000 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations. Management believes that the Company's sales and production volume will continue to grow with a return to net earnings and positive cash flow. Most of the Company's cash resources will be used to maintain its plant and equipment, for new product tooling and for work in process inventory in the new yacht/cruiser facility.

The Year 2000.

     A concern, known as the "Year 2000" or "Y2K" Bug was expected to effect a large number of computer systems and software during or after the year 1999. The concern was that any computer function that requires a date calculation may produce errors. The Year 2000 issue could have virtually affected all companies computer systems. The Company planned and put into effect an updated computer system with new hardware and software, which allowed it to become compliant with the year 2000 dates and avoid any of the previously anticipated "Y2K" errors from occurring. With respect to third party providers whose services are critical to the Company, the Company monitored the efforts of such vendors, as they become Year 2000 compliant. Management is not presently aware of any Year 2000 issues that have been encountered by any such third party, and has not seen any effects in the deliveries of materials since the year 2000 began.

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



PART II.  Other Information.

ITEM 2:   Change in Securities.

     There  were  no changes in securities during the second quarter  of  Fiscal
     2000.

ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

          (a) No Amendments on Form 8 were filed by the Registrant during the first six months of Fiscal 2000.

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


                      FOUNTAIN POWERBOAT INDUSTRIES, INC.
                                 (Registrant)





   By:  Joseph F. Schemenauer                         Date:

        Joseph F. Schemenauer                    February 11, 2000
        Vice President, Chief Financial
        Officer, and Designated Principal
        Accounting Officer