Form 10-Q
period 2000-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2000-05-12
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                   FORM 10-Q

                               QUARTERLY REPORT

                     FOR THE QUARTER ENDED MARCH 31, 2000


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


1653 Whichard's Beach Road, P.O. Drawer 457, Washington, NC 27889
               (Address of principal executive offices)

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

         Yes   X                    No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
         Class               Outstanding at May 10, 2000
 _________________________    ______________________________
 Common Stock, $.01 par value       4,732,608 Shares

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART I.   Financial Information.                          Page No.

          Review Report of Independent Certified
            Public Accountants...........................   4

          Consolidated Balance Sheets - Assets,
            March 31, 2000 and June 30, 1999.............   5

          Consolidated Balance Sheets - Liabilities &
            Stockholders' Equity, March 31, 2000
            and June 30, 1999............................   6

          Consolidated Statements of Operations -
            Three and Nine Months Ended March 31, 2000
            and March 31, 1999.........................    7-8

          Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 2000
            and March 31, 1999........................     9-10

          Notes to Consolidated Financial Statements ...  11-15

          Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition.......................... 16-18



PART II.  Other Information.

Item 2.   Changes in Securities............................. 18


Item 6.   Exhibits and Reports on Form 8 and Form 8-K....... 18


          Signature........................................  19

To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of March 31, 2000, and the related consolidated statements of operations for the three and nine months ended March 31, 2000 and 1999 and the related consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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

Salt Lake City, Utah
May 3, 2000

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited - See Accountants' Review Report)


                                    ASSETS






                                         March 31,     June 30,
                                            2000         1999
                                        ___________   ___________
CURRENT ASSETS:
  Cash and cash equivalents             $   151,000   $ 2,217,301
  Accounts receivable, net                2,672,045     1,576,712
  Inventories                             9,195,423     7,307,890
  Prepaid expenses                          500,737       761,486
  Deferred tax assets                     2,317,295     2,221,499
                                        ___________   ___________
     Total Current Assets                14,836,500    14,084,888
                                        ___________   ___________
PROPERTY, PLANT AND EQUIPMENT            36,922,649    36,209,584


  Less:  Accumulated depreciation       (18,892,080)  (17,144,314)
                                        ___________   ___________
                                         18,030,569    19,065,270
                                        ___________   ___________

OTHER ASSETS                                870,625       780,802
                                        ___________   ___________
TOTAL ASSETS                            $33,737,694   $33,930,960
                                        ___________   ___________
















                                  [Continued]

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited - See Accountants' Review Report)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                  [Continued]


                                         March 31,     June 30,
                                            2000         1999
                                        ___________   ___________
CURRENT LIABILITIES:
  Current maturities - long-term debt   $ 2,464,535   $ 2,464,535
  Current maturities - capital lease         11,788        11,788
  Accounts payable                        5,030,810     3,961,516
  Accrued expenses                        1,475,689     2,231,061
  Dealer territory service accrual        1,870,071     2,037,170
  Customer deposits                         644,546       687,560
  Allowance for boat repurchases            200,000       200,000
  Reserve for warranty expense              590,000       590,000
  Accrued Income Taxes                      175,474             -
                                        ___________   ___________
     Total Current Liabilities
                                         12,462,913    12,183,630

LONG-TERM DEBT, less current portion      8,973,135    10,138,395
CAPITAL LEASE, less current maturities       76,939        76,939
DEFERRED TAX LIABILITY                    1,022,543       899,680

COMMITMENTS AND CONTINGENCIES [NOTE 7]            -             -

                                        ___________   ___________

  Total Liabilities                      22,535,530    23,298,644
                                        ___________   ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,732,608 shares issued                  47,326        47,326
  Capital in excess of par value         10,303,640    10,303,640
  Retained earnings - accumulated           961,946       392,098
                                        ___________   ___________
                                         11,312,912    10,743,064
  Less: Treasury stock                     (110,748)     (110,748)
                                        ___________   ___________
       Total Stockholders' Equity        11,202,164    10,632,316
                                        ___________   ___________
                                        $33,737,694   $33,930,960
                                        ___________   ___________

Note: The balance sheet at June 30, 1999 was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these unaudited financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited - See Accountants' Review Report)
                            For The Three Months         For The Nine Months
                              Ended March 31               Ended March 31
                         __________________________  __________________________
                             2000          1999          2000         1999
                         ____________  ____________  ____________  ____________

NET SALES                $14,306,940   $14,041,832   $40,486,130   $39,718,327


COST OF SALES             11,789,264    11,094,281    32,607,955    31,172,114
                         ____________  ____________  ____________  ____________

     Gross Profit          2,517,676     2,947,551     7,878,175     8,546,213


EXPENSES
  Selling Expense          1,941,220     1,761,294     5,160,257     5,855,679
  General &
   Administrative            699,508       734,898     2,305,590     2,053,514
  General &
   Administrative -
   Related Parties                 -         4,325             -         8,758
                         ____________  ____________  ____________  ____________
     Total Expenses        2,640,728     2,500,517     7,465,847     7,917,951

OPERATING INCOME BEFORE
  STRATEGIC CHARGE          (123,052)      447,034       412,328       628,262

STRATEGIC CHARGE                   -             -             -    (2,440,000)
                         ____________  ____________  ____________  ____________

OPERATING INCOME (LOSS)     (123,052)      447,034       412,328    (1,811,738)

NON-OPERATING
INCOME (EXPENSE)
  Gain on insurance
   claim                   1,078,697             -     1,078,697             -
  Other Income                22,121        25,937        67,682        80,933
  Interest Expense          (249,694)     (249,732)     (777,180)     (769,363)
  Interest Expense
   Related Expense                 -        (6,514)            -       (20,447)
                         ____________  ____________  ____________  ___________
TOTAL NON-OPERATING
 INCOME (EXPENSE)            851,124      (230,309)     (369,199)     (708,877)

INCOME (LOSS) BEFORE TAX     728,072       216,725       781,527    (2,520,615)

CURRENT TAX EXPENSE          184,612             -       184,612             -

DEFERRED TAX EXPENSE
 (BENEFIT)                   (14,733)     (120,960)       27,067    (1,477,588)
                         ____________  ____________  ____________  ____________

NET INCOME (LOSS)        $   558,193   $   337,685   $   569,848   $(1,043,027)
                         ____________  ____________  ____________  ____________







                                 [Continued]

                      FOUNTAIN POWERBOAT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited - See Accountants' Review Report)

                                   [Continued]

                            For The Three Months         For The Nine Months
                              Ended March 31               Ended March 31
                         __________________________  __________________________
                             2000          1999          2000         1999
                         ____________  ____________  ____________  ____________
EARNINGS (LOSS) PER
 SHARE                   $       .12   $       .07   $       .12   $      (.22)
                         ____________  ____________  ____________  ____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING              4,732,608     4,702,608     4,732,608     4,705,017
                         ____________  ____________  ____________  ____________

DILUTED EARNINGS PER
 SHARE                   $       N/A   $       .07   $       N/A   $       N/A
                         ____________  ____________  ____________  ____________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING             N/A     4,794,363           N/A           N/A
                         ____________  ____________  ____________  ____________





































   The accompanying notes are an integral part of these unaudited financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - See Accountants' Review Report)
               Increase (Decrease) in Cash and Cash Equivalents

                                                          For the Nine
                                                     Months Ended March 31,
                                                   __________________________
                                                       2000          1999
                                                   ____________  ____________
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                $   569,848   $(1,043,027)


  Adjustments to reconcile net income (loss)
   to net Cash provided by operating
   activities:
     Depreciation Expense                            1,747,766     1,741,646
     Strategic Charge                                        -     2,440,000
     (Increase) decrease in accounts receivable     (1,095,333)    1,791,053
     (Increase) decrease in inventory               (1,887,533)      197,060
     (Increase) decrease in prepaid expenses           260,749      (408,949)
     Increase (decrease) in accounts payable         1,069,294    (1,395,072)
     Increase (decrease) in accrued expenses          (185,516)      235,632
     Increase (decrease) in dealer service
      territory accrual                               (561,481)      345,618
     Increase (decrease) in customer deposits          (43,014)      (96,971)
     Net deferred taxes                                 27,067    (1,477,588)
     Net liabilities of discontinued operations              -       (93,612)
                                                   ____________  ____________
         Net Cash Provided by (Used in)
          Operating Activities                     $   (98,153)  $ 2,235,790
                                                   ____________  ____________

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Construction of molds, plugs and other
      tooling                                      $  (215,615)     (635,272)
     Purchase of property plant and equipment         (497,451)   (2,121,691)
     (Increase) in other assets                        (89,823)     (102,969)
                                                   ____________  ____________
         Net Cash Provided by (Used) Investing
          Activities                               $  (802,889)  $(2,859,932)
                                                   ____________  ____________

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term  debt                 $         -   $ 4,000,000
     Repayment of long-term debt                    (1,165,259)   (1,391,817)
     Repayment of long-term debt - related party             -      (257,911)
     Proceeds from issuance of common stock                  -       107,400
                                                   ____________  ____________
         Net Cash Provided by (Used in) Financing
          Activities                               $(1,165,259)  $ 2,457,672
                                                   ____________  ____________

  Net increase (decrease) in cash                  $(2,066,301)  $ 1,833,530

  Cash and Cash Equivalents at beginning of year   $ 2,217,301   $ 1,376,984
                                                   ____________  ____________

  Cash and Cash Equivalents at end of period       $   151,000   $ 3,210,514
                                                   ____________  ____________
                                  [Continued]

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - See Accountants' Review Report)

               Increase (Decrease) in Cash and Cash Equivalents


                                  [Continued]


                                                          For the Nine
                                                     Months Ended March 31,
                                                   __________________________
                                                       2000          1999
                                                   ____________  ____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest:
      Unrelated parties                            $   789,270   $   769,363
      Related parties                                        -        20,447
                                                   ____________  ____________
                                                   $   789,270   $   789,810
                                                   ____________  ____________
     Income taxes                                  $         -   $   263,345
                                                   ____________  ____________


Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  For the nine-month period ended March 31, 2000:
     None

  For the nine-month period ended March 31, 1999:
     During December 1998, the Company recorded a $2,440,000 strategic charge reducing the value of their assets to their estimated realizable value.
















   The accompanying notes are an integral part of these unaudited financial statements.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       (Unaudited - See Accountants' Review Report)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Although these statements have been reviewed by our independent auditors, they are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - HURRICANE

During September 1999, the Company experienced flooding and temporary closure of the production facility as a result of hurricanes "Dennis" and "Floyd" hitting Eastern North Carolina. As a result of the hurricanes, the Company sustained damages to inventory and property, plant and equipment, including damages to a yacht mold as well as lost revenue and additional expenses from the business interruption.

As of March 2000, the insurance carrier has paid for the damage to the inventory and most of the damage to the property, plant and equipment including the yacht mold. Review is still in process by the insurance carrier on the repair or replacement of certain air-conditioning and heating equipment that was flooded during the storm. The final net effect of the property, plant, equipment and inventory settlement cannot be reasonably estimated until the balance of this claim is collected. Ths Company has recorded other income of $117,137 for the claims that have been paid.

The Company also experienced losses resulting from the closure of the production facility and efficiencies due to storm preparation, cleanup and the inability of the full work force to report to work once the plant re-opened. The Company immediately filed its claims for business interruption and believed it complied with all aspects of its policy. When a timely and reasonable resolution could not be reached, the Company filed suit against its insurance carrier. As of March 31, 2000, a partial payment of $961,560 has
been  made  by the  insurance  carrier and recorded as other income.   The
Company and the insurance carrier have come to an impasse as to the policy limits and interpretation of the ingress/egress language and have submitted the process to arbitration. If the differences cannot be resolved through arbitration, the suit will be continued for a final conclusion.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       (Unaudited - See Accountants' Review Report)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE

  As of March 31, 2000, accounts receivable were $2,672,045 net of the allowance for bad debts of $27,841. This represents an increase of $1,095,333 from the $1,576,712 in net accounts receivable recorded at June 30, 1999. Of the $2,672,045 balance at March 31, 2000, $2,562,602 has subsequently been collected as of April 28, 2000, and the remaining $109,443 is believed to be fully collectible.

NOTE 4 - INVENTORIES

  Inventories at March 31, 2000 and June 30, 1999 consisted of the following:

                                      March 31,      June 30,
                                        2000           1999
                                    _____________  _____________
Parts and supplies................. $  3,439,922   $  3,296,244
Work-in-process....................    5,099,819      3,208,982
Finished goods.....................      775,682        922,664
Obsolete inventory reserve.........     (120,000)      (120,000)
                                    _____________  _____________
Total.............................. $  9,195,423   $   7,307,890
                                    _____________  _____________

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

NOTE 5 - REVENUE RECOGNITION - [Continued]

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

NOTE 6 - ALLOWANCE AND QUALIFYING ACCOUNTS

     For the nine months ended March 31, 2000, the Company adjusted its allowance and qualifying accounts as follows:

                    Balance at     Charged to                     Balance
                    Beginning       Cost and      Additions       at End
                    of Period       Expense      (Deductions)    of Period
                   ____________   ____________   ____________   ____________
Allowance for
 boat repurchases   $ 200,000      $  -0-         $  -0-         $ 200,000

Allowance for
 doubtful accounts     27,841         -0-            -0-            27,841

Allowance for
 warranty claims      590,000        621,703       (621,703)       590,000

Allowance for
 inventory values     120,000         -0-            -0-           120,000
                   ____________   ____________   ____________   ____________
       Total        $ 937,841      $ 621,703      $(621,703)     $ 937,841
                   ____________   ____________   ____________   ____________

     In management's opinion, the balances of the allowance and qualifying accounts are adequate to provide for all reasonably anticipated future losses.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       (Unaudited - See Accountants' Review Report)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 2000, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $28,500,000. The Company has reserved for future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events, which can be reasonably estimated. At March 31, 2000, the allowance for boat repurchases was $200,000.

Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to approximately $894,135 for the first nine months of Fiscal 2000 and are included in the accompanying consolidated statements of operations as part of selling expense. At March 31, 2000, the estimated unpaid dealer incentive interest included in accrued expenses amounted to $465,290.


NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

For the nine months ended March 31, 2000 and 1999 the Company paid or accrued
$ -0- and $7,808 for use of apartments and $ -0- and $20,447 for interest on indebtedness to Mr. Reginald M. Fountain, Jr. the Company's Chairman, President and Chief Executive Officer, or to entities owned or controlled by him.

At March 31, 2000 the Company had travel advances and other receivables due from employees in the amount of $15,225.

The Company paid $208,652 during the nine-month period ended March 31, 2000 for advertising and public relations services from an entity owned by a director of the Company.

              FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                       (Unaudited - See Accountants' Review Report)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2000, an operating loss carryforward of approximately $1,769,640, which may be applied against future taxable income and which expires in various years through 2020. The deferred tax asset is approximately $2,317,295 as of March 31, 2000 and the deferred liability is approximately $1,022,543. The net change in deferred tax assets and liabilities of $(27,067) for the nine months ended March 31, 2000 has been recorded as a deferred tax expense on the statement of operations.

NOTE 10 - EARNINGS (LOSS) PER SHARE

The computation of earnings (loss) per share and diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings (loss) per share for the nine-month period ended March 31, 2000 and 1999, was not presented, as its effect was anti-dilutive. At March 31, 2000 there were 551,000 unexercised stock options, of which 546,000 were held by officers and directors of the company at prices ranging from $3.58 to $5.00 per share, that were not included in the computation of earnings per share because their effect is anti-dilutive.

NOTE 11 - STRATEGIC CHARGE

      During December 1998, the Company designed and implemented a restructuring plan to aggressively improve the Company's cost structure, refocus sales and marketing expenditures and divest the Company of certain non-realizable assets. In connection with the restructuring plan the Company reviewed components of its business for possible improvement of future profitability through reengineering or restructuring. As part of this plan the Company decided to eliminate its racing program and write off the balance of excess yacht tooling cost along with other discontinued unused tooling. The Company completed the majority of these actions during the third and fourth quarter of Fiscal 1999. The carrying value of the assets held was reduced to fair value based on estimated realizable value based on future cash flows from use of the asset or sale of the related assets. The resulting pretax adjustment of $2,440,000 was recorded as a strategic charge in the statement of operations of the Company for the periods ended March 31, 1999.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

     The operating income(loss) for the third quarter ended March 31, 2000 was $(123,052) or $(.03) per share versus operating income of $447,034 or $.09 per share for the corresponding period of the previous year. Operating income as a percent of sales for the third quarter of Fiscal 2000 was (.9)% versus 3.2% for the same period the previous Fiscal year. The net profit for the third quarter of Fiscal 2000 was $558,193 or $.12 per share. This compares to net profit amounting to $337,685, or $.07 per share for the third quarter of Fiscal 1999.

      Net sales increased by 1.9% to $14,306,940 for the third quarter of Fiscal 2000 as compared to $14,041,832 for the third quarter of the prior Fiscal year. Unit sales volume for the third quarter of Fiscal 2000 was 111 boats as compared to 111 boats for the third quarter of Fiscal 1999. Revenue increased slightly due to heavier sales of sportboats versus fishing boats from the same period in the prior Fiscal year.

      For the third quarter of Fiscal 2000, the gross margin on sales was $2,517,676 (17.6%) as compared to $2,947,551 (21.0%) for the third quarter of
Fiscal 1999. Gross margins have been reduced by the Company's decision to hold prices constant through the winter and spring selling seasons, rather than forfeit market share to its aggressive price competitors.

      Selling expenses were $1,941,220 for the third quarter of Fiscal 2000 as compared to $1,761,294 for the third quarter of last Fiscal year. Most of the increase for Fiscal 2000 was from increased promotion expenditures primarily at the New York and Miami Boat Shows as well as creation of dramatically new product promotional brochures.

      General and administrative expenses were $699,508 for the third quarter of Fiscal 2000 as compared to $739,223 for the third quarter of last Fiscal year.

      Interest expense for the third quarter of Fiscal 2000 was $249,694 as compared to $256,246 for the third quarter of last Fiscal year. Most of the decrease resulted from a reduction of related party interest from the third quarter of Fiscal 1999.

     Other non-operating (income)/expense for the third quarter of Fiscal 2000 was $(1,100,818) as compared to $(25,937) for the third quarter of last Fiscal year. Substantially all of the increase is due to receipt of a partial payment from our business interruption insurance carrier.

Financial Condition.

     The Company's cash flows for the first nine months of Fiscal 2000 are summarized as follows:

Net cash used by operating activities............ $   (98,153)
 "   "   used by investing activities ...........    (802,889)
 "   "   provided by financing activities    ....  (1,165,259)
                                                  ____________
        Net decrease in cash..................... $(2,066,301)
                                                  ____________

      This net decrease compared to a $1,833,530 net increase for the first nine months of the prior fiscal year.

     Cash used in the first nine months of Fiscal 2000 to acquire additional property, plant, and equipment (investing activity) amounted to $802,889 of which $215,615 was for plugs, molds, and other product tooling.

     For the remainder of Fiscal 2000 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations. Management believes that the Company's sales and production volume will continue to grow with a return to net earnings and positive cash flow. Most of the Company's cash resources will be used to maintain its plant and equipment and for new product tooling for the cruiser line.

The Year 2000.

     A concern, known as the "Year 2000" or "Y2K" Bug was expected to effect a large number of computer systems and software during or after the year 1999. The concern was that any computer function that requires a date calculation may produce errors. The Year 2000 issue could have virtually affected all companies computer systems. The Company planned and put into effect an updated computer system with new hardware and software, which allowed it to become compliant with the year 2000 dates and avoid any of the previously anticipated "Y2K" errors from occurring. With respect to third party providers whose services are critical to the Company, the Company has not seen any effects since the 2000 year began.
Cautionary Statement for Purposes of "Safe Harbor" Under the
Private Securities Reform Act of 1995.

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


                                  [Continued]

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


PART II.  Other Information.

ITEM 2:   Change in Securities.

     During the third quarter of Fiscal 1999, 30,000 stock options were exercised by a former director of the Company at an option price of $3.58 per share. There was no change in securities during the third quarter of Fiscal 2000.

ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

          (a) No Amendments on Form 8 were filed by the Registrant during the first nine months of Fiscal 2000.

          (b) No Current Reports on Form 8-K were filed by the Registrant during the first nine months of Fiscal 2000.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FOUNTAIN POWERBOAT INDUSTRIES, INC.
                                 (Registrant)





     By:  Joseph F. Schemenauer                          Date:  May 12, 2000
          Joseph F. Schemenauer
          Vice President, Chief Financial
          Officer, and Designated Principal
          Accounting Officer