Form 10-K
period 2000-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2000-09-27
CIK 764858

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-K

                                (Mark One)
           X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]

                    For fiscal year ended June 30, 2000

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [    ] Yes        [ X ] No

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $ 6,096,628 at September 15, 2000 based upon a closing price of $2.4063 per share on such date for the Company's Common Stock.

      As of September 15, 2000 there were 4,732,608 shares of the Company's Common Stock issued of which 15,000 shares are owned by the Company's subsidiary Fountain Powerboats, Inc. and are regarded as treasury shares.

          Documents incorporated by reference: None.

                                  Part I

Item 1.  Business.

     Background

      Fountain Powerboat Industries, Inc. (the "Company"), through its wholly-owned subsidiary, Fountain Powerboats, Inc. (the "Subsidiary"), designs, manufactures, and sells offshore sport boats, sport cruisers, sport fishing boats and sport yachts intended for that segment of the recreational power boat market where speed, performance, and quality are the main criteria for purchase. In addition, the Company produces various military support craft for domestic and international government agencies, including the United States Customs Service, the United States Navy and the United States Coast Guard. The Company's strategy in concentrating on these segments of the market is to maximize its use of the reputation of its Chairman and President, Reginald M. Fountain, Jr., as an internationally recognized designer and builder of high speed power boats.

      The Company's products are sold through a network of authorized dealers worldwide. The Company has targeted that segment of the market in which purchase decisions are generally predicated to a relatively greater degree on the product's image, style, speed, performance, quality, and safety.

Products.

      Each of the Company's recreational products is based upon a deep V-shaped fiberglass hull with a V-shaped pad, a notched transom, and a positive lift step hull. This design enables the boat to achieve performance and stability standards which the Company believes are greater than those offered by any of its competitors worldwide. As a result, the Company maintains that its boats are among the fastest, smoothest, safest, and best-handling boats of their kind.

       The Company's sport boats, ranging from 27' to 47' are of inboard/outboard design. They are propelled by single, twin, or triple gasoline (or diesel) engines ranging from 300 HP to more than 900 HP each. The Company also builds custom racing boats designed specifically for competition. The Company also produces outboard powered center consoles and outboard or stern drive cabin model offshore sport fishing boats ranging from 25' through 32'. Furthermore, the Company builds 38' and 47' sport cruisers. During Fiscal 1999, the company introduced the first of the new Cruiser Line, a 65' long by 16' wide high speed cruising yacht. During Fiscal 2000, the Company initiated tooling and design of a 37' wide-beam cruiser, a 37' wide-beam fishing boat, and a 48' wide-beam cruiser. These wide-beam models will form the start of a new product line aimed at the hot middle market of family oriented cruiser sales.

      In addition to Sportboats, Fishing boats, Sport Yachts, and the new Cruiser Line, the Company is producing an ever-increasing line of military/governmental boats of various configurations. These boats are commercial versions of the large sportboats and fishing boats, and along with the new models of rigid inflatables (RIB) in 38' and 40' and the 38' Riverine Craft, form the beginning of a separate military/commercial product line.

     The 47 Sport Cruiser was designed with both performance and maximum amenities in mind. Its hull design is based upon that of the Company's 47' Lightning which currently holds the title of SBI Super-V World Champion. The model features a walk-in cabin, enclosed head with shower, complete galley with refrigerator and microwave among its very extensive list of standard equipment. With the amenities of a traditional cruising yacht, the Fountain 47' Sport Cruiser is capable of speeds in excess of 70 mph with standard triple MerCruiser 500 EFI engines. A high performance diesel engine version is also available. This boat was named "The Outstanding Offshore Performance Boat" by Powerboat Magazine and "Best of the Best" by Boating Magazine. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $417,000 to $509,000.

     The Company's 47' Lightning Sport Boat operates at speeds of 75 to 100 mph and is very stable and suited for long range cruising in offshore waters. Its sleek styling makes it particularly attractive. Depending primarily upon the type of engines and options selected, this boat retails at prices ranging from $443,000 to $545,000. This boat's standard features include an integrated swim platform, flush deck hatches, and an attractively appointed cockpit and cabin.

This boat  has  been  cited  by Powerboat   Magazine  as  "The  Outstanding
Offshore  Performance   Boat".Equipped  with  special racing engines, this
model set a new world speed record for V-hulled boats in February, 1996 at 131.941 mph.

      The 42' Lightning designed with the new second-generation positive lift hull comes with a new style deck and full wrap around windshield and canvas top, which is designed for use in all running conditions. This top selling model equipped with special engines set a new world speed record for V-hulled boats in August, 1999 at 140.120 mph.

      The 38' Sport Cruiser offers most of the amenities found on the 47' Sport Cruiser. This model has successfully incorporated performance features without compromising the comforts found in a cruiser. Depending primarily upon the customer's choice of engines, the retail price of the boat is from $236,000 to $270,000.

      The 38' Lightning or Fever, introduced in Fiscal 1999, operates at speeds of between 70 and 100 mph. The retail price ranges from $220,000 to $263,000, depending primarily upon the type of engines selected. This model was cited by Powerboat Magazine as "Offshore Performance Boat of the Year". It also captured an award from The Hot Boat Magazine for "Boat of the Year".

      The 35' Lightning Sport Boat was totally redesigned and introduced in Fiscal 2000 to go with a higher freeboard, new twin-step design, and new deck and interior. It will operate at speeds between 70 and 100 mph. This new design has proven itself as the fastest boat in Factory II history, setting the kilo record at 91.490 mph. This boat retails at prices ranging from $178,000 to $217,000, depending primarily upon the type of engines selected.

      Fountain's 32' Fever Sport Boat satisfies the market's demand for a mid-size twin engine sport boat between the single engine 29' Fever and the 35' Lightning. This model combines many of the advantages of both the 29' model and the 35' model. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $146,000 to $179,000.

      The 29' Fever is one of the most popular boats in the line. It operates at speeds of 55 to 75 mph and retails between $95,000 and $111,000 depending on engine size. It has great balance and speed for a single engine and operates in offshore sea conditions with superior safety and handling. This boat is also offered with twin 30 small block engines. The Company plans to introduce a new 29' deck in Fiscal 2001.

      Fountain's 27' Fever and 27' Fever Classic Sport Boats are also equipped with single engines. These boats represent the most affordable access to the Fountain line of safe, smooth, high performance boats. The 27' Fever also captured the Powerboat Magazine award for "Outstanding full-size Workmanship" in 1995. The Company introduced a new 27' deck in Fiscal 2000. Depending primarily upon the type of engine selected, the retail price of this boat is from $79,000 to $100,000.

      The Company also builds and markets a sport fishing line. The 31' sport fish model features a center console with T-Top design and incorporates the same high performance, styling, and structural integrity as its sport boat models. It has a deck configuration engineered for the knowledgeable, experienced sport fisherman. This boat has won the Southern Kingfish Association's World Championship for five of the last nine years, which is more than all other manufacturers combined.

     The additional models include the 29' twin engine center console model and 25' single engine center console model. The design, construction, and performance of these models, together with the proven features of the 31' center console model, makes a line that appeals to many experienced sport fishermen, in addition to the weekend warrior.

      To further enhance its sport fishing boat line, the Company added a 31' walk around cabin model based upon the proven 31' center console hull design. This model features a deck design that incorporates a cabin with standup headroom, and enclosed head with shower, and a full galley. With twin outboard engine power, this model is produced either as a fishing machine or as a recreational cruiser.

      The Company also produces both a 25' and a 29' walk around cabin fishing boat with outboard engine power and a 29' and a 32' walk around cabin fishing model with twin stern drive power.

      For  Fiscal  1999,  Fountain introduced a 38' Rigid  Inflatable  Boat
(RIB), the first in a series of special purpose boats with a rigid fiberglass hull surrounded with an inflatable collar, surface drive technology and diesel engine power. This type of boat will primarily be sold to Government Agencies such as the U. S. Coast Guard and U. S. Customs.

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

     Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:

                           Fiscal              Fiscal              Fiscal
                            2000                1999                1998

    Sport  boats             325                 316                 324

    Sport cruisers             -                   1                   9

    Yachts                     -                   1                   -

    Defense boats              9                   -                   -

    Sport fishing boats      112                 130                 116
                            ----                ----                ----
            Total            446                 448                 449
                            ====                ====                ====

      The Company conducts research and development projects for the design of its plugs and molds for hull, deck, and small parts production. The design, engineering, and tooling departments currently employ approximately 35 full-time employees. Amounts spent on design research and development and to build new plugs and molds in recent years were:

                                 Design                Construction
                              Research &               of New Plugs
                              Development                and Molds

     Fiscal 2000 .......        $926,486                 $1,154,908

     Fiscal 1999 .......        $876,965                 $1,275,182

     Fiscal 1998 .......         575,918                 $2,050,745

     Fiscal 1997 .......         635,652                 $1,684,274


      For Fiscal 2001, planned design research and development expenses are estimated to be $900,000 and plug and mold construction expenditures are estimated to be $1,750,000. These expenditures will be primarily to complete the tooling for the new mid-size cruiser line, wide beam fish boats, and new diesel boats.

      Manufacturing capacity is sufficient to accommodate approximately 30 to 40 boats in various stages of construction at any one time.
Construction of a current model boat, depending on size, takes approximately three to five weeks. The Company, with additional personnel, currently has the capacity to manufacture approximately 450 sport and fishing boats, 100 cruisers, and 12 yachts per year.

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

      As one of the most highly integrated manufacturers in the marine industry, the Company manufactures many metal, plexiglass, plastic, and small parts (such as gas tanks, seat frames, steering systems, instrument panels, bow rails, brackets, T-tops, and windscreens) to assure that its quality standards are met. In addition, the company also manufactures all of its upholstery to its own custom specifications and benefits from lower costs as it receives parts just in time for assembly. All other component parts and materials used in the manufacture of the Company's boats are readily available from a variety of suppliers at comparable prices exclusive of discounts. However, where practicable, the Company purchases certain supplies and materials from a limited number of suppliers in order to obtain the benefit of volume discounts.

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


Sales and Marketing.

      Sales are made through approximately 35 dealer shipping locations throughout the United States. The Company also has 6 international dealers. Most of these dealers are not exclusive to the Company and carry the boats of other companies, including some boats that may be competitive with the Company's products. The territories served by any dealer are not exclusive to the dealer. However, the Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers.



Following is a table of sales by geographic area for the last three fiscal years:

                  Fiscal  2000          Fiscal  1999          Fiscal 1998

  United  States  $ 55,777,049         $  49,711,114         $ 46,068,495

  Canada, Mexico,
  Central and
  South  America  $  1,485,615         $   2,495,048         $  2,639,523

  Europe and the
  Middle East     $    269,797         $   1,222,325         $  1,834,524

  Asia            $          -         $           -         $    109,495
                 -------------         -------------         ------------

      Total      $  57,532,461         $  53,428,487         $ 50,652,037
                 =============         =============         ============


     The Company targets a portion of its advertising program into a number of foreign countries through various advertising media. It continues to seek new dealers in many areas throughout Europe, South America, the Far East and the Mideast. In general, the Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales nor risk related to foreign currency fluctuation. The Company believes that within several years, foreign sales could account for up to 10% of its total sales.

      For Fiscal 2000 one dealer accounted for 7.4% of sales, one for 6.1% of sales and one for 5.7% of sales. For Fiscal 1999 one dealer accounted for 6.83% of sales, one for 6.77% of sales and one for 6.71% of sales. For Fiscal 1998 one dealer accounted for 6.7% of sales, one for 6.3% and one other dealer accounted for more than 5% of sales. The Company believes that the loss of any particular dealer would not have a materially adverse effect on sales. As sales continue to grow through more dealers, it is reasonable to assume the Company will grow less dependent on any one dealer.

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

      Beginning in Fiscal 1999, sales to Government and Defense Agencies, both domestic and foreign, are headed up by a Director of Defense Operations who is responsible for establishing contractual relationships with key Armed Services and Congressional Leaders. The Company continues to seek new growth in this market.

      Although a sales order can be cancelled at any time, most boats are pre-sold to a dealer before entering the production line. To date, cancellations have not had any material effect on the Company. The Company normally does not manufacture boats for inventory.

      The Company ships boats to some dealers on a cash-on-delivery basis. However, most of the Company's shipments are made pursuant to commercial dealer "floor plan financing" programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to the Company. Generally, payment is made to the Company within five business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. For the 2000 model year (which commenced July 1, 1999), the Company had made arrangements to pay all interest charged to dealers by certain floor plan lenders for up to six months. This and other incentives to the dealers have resulted in relatively level month to month production and sales. After six months, the free interest program ends and interest cost reverts to the dealer at the rates set by the lender.

The dealers will make curtailment  payments (principal   payments)  on  the
boats as required by their particular commercial lenders. Similar sales promotion programs were in effect during Fiscal 1999, 1998, and 1997.

     Each dealer's floor plan credit facilities are secured by the dealer's inventory, letters of credit, and perhaps other personal and real property. In connection with the dealer's floor plan arrangements, the Company (together with substantially all other major manufacturers) has agreed to repurchase any of its boats which a lender repossesses from a dealer and returns to the Company in a new or like new condition. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted (See also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company participates in floor plan arrangements with several major third-party lenders on behalf of its dealers, most of who have financing arrangements with more than one lender. Except as described above, or where it has a direct repurchase agreement with a dealer, the Company is under no material obligation to repurchase boats from its dealers. From time to time the Company will voluntarily repurchase a boat for the convenience of the dealer or for another dealer who needs a particular model not readily available from the factory. The marketing of boats to retail customers is primarily the responsibility of the dealer, whose efforts are supplemented by the Company through advertising in boating magazines, participation in regional, national, and international boat shows, and on TNN, ESPN, and Speed Vision.

     Additionally, in order to further promote its products over the years, the Company has developed racing programs to participate in the major classes of offshore powerboat races, many of which are regularly televised on networks such as ESPN, TNN and Speed Vision. Additionally, Fountain single, twin and triple engine racing boats continue to hold their respective world speed records. The result of these racing victories and world speed records has established the Company's products as the highest performing and safest designed offshore boats. The Company believes that the favorable publicity generated by these performance programs contributes to its sales volume. The Company Founder and C.E.O., Reggie Fountain, has won numerous races in both factory and customer boats; he has also set numerous speed records in both factory and customer boats. These Fountain race boats were, in general, very successful in the various racing circuits in which they competed. The Company constructed two race boats during Fiscal 1997 and implemented a racing program during Fiscal 1998, of which a major engine manufacturer was a sponsor. In Fiscal 1998, the company completed the structure of its racing program with a third boat and captured several world speed records through the summer of calendar 1998 with the 100th victory completed by Reggie Fountain in New York City in September, 1998.

        As part of the marketing program for its line of sport fishing boats, the Company sponsors several outstanding sport fishermen in the Southern Kingfish Association Circuit. This competitive circuit sanctions King Mackerel Tournaments throughout the Atlantic and Gulf Coast from North Carolina to Texas. In Fiscal 1991, the Company's boats and sponsored fishermen dominated this circuit by winning 4 of the top 5 spots. One
Fountain fisherman, Clayton Kirby was named `Angler of the Year' and finished in first place. Since Fiscal 1992, the Fountain Fishing Team has continued to dominate the S.K.A. circuit winning many of the top spots. Fountain Fishermen have won the coveted `Angler of the Year' title 5 of the last 9 years. The S.K.A. Tournaments are held weekly and attract from 100 - 1000 entrants with prize money in excess of $500,000. The Fountain fishing teams winning records have given our sport fishing boats favorable exposure to serious sport fishermen, in particular with respect to the superior performance of Fountain's fishing boat line.


Sales Order Backlog.

      The sales order backlog typically builds to approximately 150 boats during the August-October Dealer allocation period having an estimated sales value of $15,000,000. All of the backlog is generally shipped within 6 months. During the last year, the Company's performance boats increased in sales value to a greater degree than fishing boats, which increased the overall average unit boat price. In addition, the sale of the first 65' SuperCruiser contributed to a substantial per boat increase. The Company's Fall Dealer Allocation Program is designed to promote early replenishment of the stock in dealer inventories depleted throughout the prime spring and summer selling seasons.

Product Warranty.

      The Company warrants its boats against defects in material and workmanship for a period of three years. The engine manufacturer warrants engines included in the boats. Warranty expenses of $869,979 or 1.51% of sales were incurred in Fiscal 2000 and were charged-off against net income. A reserve for warranty expenses estimated to be incurred in future years had been recorded and amounted to $590,000 at June 30, 2000. For 1999, warranty costs were $856,694 or 1.6 percent of sales. Warranty costs as a percentage of sales are among the lowest in the marine industry thereby reflecting the Company's superior construction of its boats.

Competition.

      Competition within the powerboat manufacturing industry is intense. While the high performance sports boat market comprises only a small segment of all boats manufactured, the higher prices commanded by these boats make it a significant market in terms of total dollars spent. The manufacturers that compete directly with the Company in its market segment include:

               Wellcraft Division of Genmar Industries, Inc.
          Formula, a Division of Thunderbird Products Corporation
              Baja Boats, a Division of Brunswick Corporation
                        Cigarette Racing Team, Inc.
                      Donzi, American Marine Holdings

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

Employees.

      As of September 1, 2000 the Company had 390 employees, of whom eleven were executive and management personnel. Nineteen were engaged primarily in administrative positions including accounting, personnel, marketing and sales activities. None of the Company's employees are party to a collective bargaining agreement. The Company considers its employee relations to be satisfactory. The Company is an affirmative action, equal opportunity employer.


Item 2.  Properties.

      The Company's executive offices and manufacturing facilities are located on 66 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $9,187,159 at June 30, 2000.

     The operating facility contains buildings totaling 235,040 square feet located on fifteen acres. The buildings consist of the following:

                      Approximate
                    Square Footage           Principal Use

   Building 1          13,200              Executive  offices,
                                           shipping and receiving,
                                           and paint shop.

   Building 2           7,200              Final prep shop.

   Building 3          75,800              Lamination, upholstery,
                                           final, assembly, inventory,
                                           and cafeteria.

   Building 4          14,250              Woodworking.

   Building 5          26,800              Mating,  small  parts
                                           lamination.

   Building 6          23,800              Metal fabrication.

   Building 7          15,720              Racing,  service,  and
                                           warranty.

   Building 8           8,750              Lamination  extension
                                           area.

   Building 9           4,800              Mold storage.

   Building 10         26,960              Fabrication, sportswear sales.

   Building 11         12,000              Yacht manufacturing.

   Building 12          5,760              Maintenance and storage.
                      -------
     Total            235,040
                      =======

     Over the last three years there have been heavy expenditures in property, plant and equipment, which include additions to the plant, plus a travellift bay, boat ramp and docking facilities along a 600-foot canal leading to the Pamlico River. In addition, approximately 200,000 square feet of concrete paving surrounding the buildings and providing employee parking has been completed. The present site can accommodate an addition of up to 300,000 square feet of manufacturing space.

Item 3.  Legal Proceedings.

     As of June 30, 2000, the Company's chief operating subsidiary was a defendant in 2 product liability suits and 7 alleged breach of warranty suits. In the Company's opinion these lawsuits are without merit and, therefore, the Company intends to vigorously defend its interest in such suits. The Company carries sufficient liability and product liability insurance to cover attorney's fees and any losses that may occur from such suits, over and above applicable insurance deductibles. Management of Company believes that none of such current proceedings will have a material adverse effect on Registrant.

     The Company's subsidiary was notified by the United States Environmental Protection Agency("EPA") and the North Carolina Department of Environmental Health and Natural Resources that it had been identified as a potential responsibility party in the remediation of contamination at two clean up sites. The Group Administrator Counsel estimated the Company's future share of remediation cost not to exceed approximately $40,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

None applicable


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

      The following table contains certain historical high and low price information related to the common stock for the past quarter indicated. Amounts shown reflect high and low sales prices of the common stock on the NASDAQ National Market System:

          Quarter Ended                 High           Low

          September 30, 1997           14.88           9.00
          December 31, 1997            15.38           8.88
          March 31, 1998               12.75           8.50
          June 30, 1998                13.00           8.93

          September 30, 1998           11.13           4.38
          December 31, 1998             6.72           3.88
          March 31, 1999                7.00           4.50
          June  30,  1999               5.00           3.97

          September 30, 1999            4.19           2.00
          December 31, 1999             2.94           2.50
          March 31, 2000                3.19           3.00
          June 30, 2000                 3.25           2.94

      The Company has not declared or paid any cash dividends since its inception. Any decision as to the future payment of dividends will depend on the Company's earning, financial position and such other factors, as the Board of Directors deems relevant.

     The number of shareholders of record for the Company's common stock as of September 1, 2000 was approximately 133.

Item 6.  Selected Financial Data

               Fountain Powerboat Industries, Inc. and Subsidiary
                             Selected Financial Data
                         Fiscal Years 1996 through 2000


                                    Year Ended June 30,
Operations Statement
Data: ----------------------------------------------------------------------
(Period
 Ended)     2000          1999           1998          1997         1996
        ------------- ------------- ------------ ------------- -------------
Sales   $  57,532,461 $  53,428,487 $ 50,652,037 $  50,514,325 $  41,598,051

Net
Income
(loss)  $   1,258,342 $  (1,255,791)$  2,740,487 $   1,239,951 $   3,680,034

Income
(loss)
per
share   $         .27 $        (.27)$        .58 $         .27 $         .81

Weighted
average
shares
outstanding 4,732,608     4,711,896    4,751,779     4,664,251     4,528,608

Diluted
earnings
(loss)
per
share   $         .27 $         N/A $        .54 $         .24 $         .77

Diluted
weighted
average
shares
outstanding 4,732,651           N/A    5,110,090     5,093,289     4,573,153

Balance Sheet Data
(At Period End)
------------------
Current
assets $   13,621,499 $  14,084,888 $  12,718,535 $  10,997,133 $  8,378,341

Total
Assets $   33,431,084 $  33,930,960 $  32,497,393 $  23,713,896 $ 18,498,104

Current
Liabilities
       $   12,144,123 $  12,183,630 $  10,289,985 $   6,305,212 $  6,180,476

Long-term
debt   $    8,215,486 $  10,215,334 $   9,499,895 $   8,047,039 $  5,433,184

Stockholders'
equity (1)
       $   11,890,658 $  10,632,316 $  11,780,706 $   9,361,645 $   6,884,444


       (1) The Company has not paid any cash dividends since its inception.

Item  7.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations.

      As described more fully below at "Business Environment", more than half of the Company's shipments to dealers were financed through so-called "100% floor plan arrangements" with third-party lenders pursuant to which the Company may be required to repurchase boats repossessed by the lenders if the dealer defaults under his credit arrangement. The balance of shipments was C.O.D. or payment prior to shipment.

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

      At June 30, 2000, 1999, and 1998, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company's written sales program and there were no direct repurchase agreements. There were no deferred sales or cost of sales estimated at June 30, 2000, 1999, and 1998.

      The Company has a contingent liability to repurchase boats where it participates in the floor plan financing made available to its dealers by third-party finance companies. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company may be required to repurchase the boat. The Company had a contingent liability of approximately $23,673,000 and $23,350,000 at June 30, 2000 and 1999 for the
shipment of boats, which remained uncollected by the finance companies at those dates. Additionally, at June 30, 2000 and 1999, the Company had recorded reserves of $200,000 and $200,000, which represent losses which may be reasonably expected to be incurred on boat repurchases in future years.

Business Environment.

      The Company's Sales have continued to increase each year. Sales for 2000 were $57,532,461 up 7.7% from Fiscal 1999. The sales volume increase for Fiscal 2000 was in line with the overall recreational boating industry. Plant utilization stands at about 80% until the 65' yacht and the new cruiser and fishboat product lines are in full production.

     Sales for Fiscal 1999 were $53,428,487, up more than 5% from sales for Fiscal 1998. Sales for Fiscal 1998 were $50,652,037.

      In Fiscal 2000, the Company continued to advertise and market aggressively. Management believes that the Company's advertising, marketing, racing, and tournament fishing programs, as well as its reputation as the builder of the highest quality, best performing, and safest high performance boats in the industry, all contributed to maintaining our performance market share.

      Typically, each dealer's floor plan credit facilities are secured by the dealer's inventory, and perhaps, other personal and real property. In connection with the dealers' floor plan arrangements, the Company (as well as substantially all other major manufacturers) has agreed in most instances to repurchase, under certain circumstances, any of its boats which a lender repossesses from a dealer and returns to the Company. In the event that a dealer defaults under its credit line, the lender may invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted.

     Except where there is a direct repurchase agreement with the customer, the Company is under no obligation to repurchase boats from its dealers, although it will on occasion voluntarily assist a dealer in selling a boat or it will repurchase a boat for the convenience of a dealer.

      No boats were repurchased in Fiscal 2000, 1999 and Fiscal 1998 in connection with floor plan arrangements. At June 30, 2000, 1999, and 1998, the Company had recorded a $200,000 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years.

Results of Operations.

      For Fiscal 2000, the Company had a net income of $1,258,342 or $ .27 per share. This compares to a net loss of ($1,255,791) or ($.27) per share in Fiscal 1999. The change in net income from the prior year's net loss is primarily due to proceeds received from the settlement of a lawsuit and insurance claims as a result of damages sustained from Hurricanes "Dennis" and "Floyd"; the restructuring charge in 1999; a drop in profit margins in 2000 due to changes in the Company's sales mix; offset by reduced operating expenses.

     During April 2000, the Company received $1,313,224 and recorded an extraordinary gain from the settlement of a class action lawsuit alleging antitrust violations against a vendor of the Company who is in the sterndrive and inboard engine business.

     During September 1999, the Company experienced flooding and the temporary closure of the production facility as a result of Hurricanes "Dennis" and "Floyd" hitting Eastern North Carolina. As a result of the hurricanes, the Company sustained damages of approximately $277,172 to inventory and $389,063 to property, plant and equipment, which includes $300,000 in damages to the Company's yacht mold. The Company incurred $51,658 in additional expenses. The Company has filed a business interruption claim for damages due to loss revenues from the closure of the production facility and inefficiencies due to storm preparation, cleanup and work force shortages. As of June 30, 2000, the insurance carriers have paid $1,058,618 for damages to the inventory, property, plant, and equipment including the Yacht Mold and other expenses. The Company has filed its claim for business interruption and believed it complied with all aspects of its policy. When a timely and reasonable resolution could not be reached, the Company filed suit against its insurance carrier resulting in the insurance carrier re-initiating meaningful discussions to resolve the claim. As of June 30, 2000, the insurance carrier has advanced $961,560 towards the business interruption claim. The full effects of a business interruption settlement cannot be reasonably estimated and will be recorded in the future when collected. As of June 30, 2000 the Company has recorded other income of $1,065,725 resulting from the gain on insurance claims from the hurricanes.

     During the second quarter of Fiscal 1999, the Company designed and implemented a restructuring plan to aggressively improve the Company's cost structure, refocus sales and marketing expenditures and divest the Company of certain non-realizable assets. In connection with the restructuring plan the Company reviewed components of its business for possible improvement of future profitability through reengineering or restructuring. As part of this plan, the Company decided to eliminate its direct racing program and reduce the yacht tooling cost (carrying value), along with other discontinued unused tooling. The carrying value of the assets held was reduced to fair value based on estimated realizable value based on future cash flows from use of the asset or sale of the related assets. The resulting pretax adjustment of $2,440,000 was recorded as a strategic charge in the statement of operations of the Company.

     Operating income increased to $745,107 in Fiscal 2000. This compares with a loss of ($1,620,941) in Fiscal 1999, primarily due to restructuring charges. Operating income decreased from $4,084,388 in Fiscal 1998, due to the less favorable sales mix with fishboat sales increasing by over 30%, the initial year of defense boats, yacht start up, and a commitment by the company to maintain market share versus substantial price increases.

      The Company's gross profit margin as a percentage of sales decreased to 19.8% in Fiscal 2000 from 22.2% in Fiscal 1999 and 24.8% in Fiscal 1998. The change in the gross margin percentage was due to the overall sales mix of boats.

       Depreciation  expense  was  $2,397,085  for  Fiscal  2000,
$2,280,871  for  Fiscal  1999, and $1,953,207  for  Fiscal  1998.
Depreciation expense by asset category was as follows:

                      Fiscal               Fiscal          Fiscal
                      2000                  1999            1998

Land improvements    $   116,350          $    57,065     $    29,504

Buildings            $   290,825          $   256,205     $   239,187

Molds  &  plugs      $ 1,178,138          $ 1,236,027     $ 1,112,705

Machinery &
 Equipment           $   481,074          $   387,732     $   353,102

Furniture & fixtures $    57,677          $    30,842     $    15,238

Transportation
 equipment           $   246,139          $   194,627     $   129,722

Racing Equipment     $    26,882          $   118,373     $    73,749
                    ------------         ------------    ------------
Total                $ 2,397,085          $ 2,280,871     $ 1,953,207
                        ========            =========       =========

Following  is  a  schedule  of  the  net  fixed  asset  additions
(deletions) during Fiscal 2000 and Fiscal 1999.

                          Fiscal 2000                Fiscal 1999

Buildings               $     543,707               $    555,475

Land and Improvements   $       2,697               $    804,226

Molds and plugs         $     404,360               $    312,045

Construction in
 Progress               $     (81,276)              $    760,052

Machinery  & equipment  $   1,151,897               $    597,610

Furniture  &  fixtures  $      11,036               $    217,123

Transportation equipment$     (73,159)              $    506,172

Racing equipment        $    (482,806)              $          -
                      ---------------            ---------------
 Total                  $   1,476,456               $  3,752,703
                      ===============             ==============

     Selling expenses were $7,370,319 for Fiscal 2000, $7,934,683 for Fiscal 1999, and $5,687,097 for Fiscal 1998. The Company continued to promote its products primarily by magazine advertising in Fiscal 2000. Advertising expense was $1,456,592 for Fiscal 2000, $1,411,883 in Fiscal 1999, and $1,166,633 for
Fiscal 1998. These advertising expenditures continue to promote the Company's visibility in the recreational marine industry and its boat sales. Management believes that advertising is necessary in order to maintain the Company's sales volume and dealer base. Additionally, in an effort to further promote its products, the Company continued its offshore racing and tournament fishing programs. These programs cost $2,424,918 in Fiscal 2000, $2,503,699 in Fiscal 1999, and $953,928 in Fiscal
1998.

      Selling expenses compared for the past three fiscal years were as follows:

                      Fiscal   2000       Fiscal   1999      Fiscal 1998

Offshore racing and
 tournament   fishing $   2,424,918       $   2,503,699     $    953,928

Advertising           $   1,456,592       $   1,411,883     $  1,166,633

Salaries &
 commissions          $     788,108       $   1,054,467     $    939,541

Boat Shows            $     563,536       $     494,832     $    446,706

Dealer incentives     $   1,421,703       $   1,612,415     $  1,031,611

Other selling
 expenses             $     715,462       $     857,387     $  1,148,678
                      -------------       -------------    -------------
Total                 $   7,370,319       $   7,934,683     $  5,687,097
                      =============       =============    =============

      General and administrative expenses include the finance, accounting, legal, personnel, data processing, and administrative operating expenses of the Company. These expenses were
$3,260,571  for  Fiscal 2000, $3,127,029  for  Fiscal  1999,  and
$2,796,518 for Fiscal 1998.

      Interest expense was $1,065,514 for Fiscal 2000, $1,023,727 for Fiscal 1999, and $833,932 for Fiscal 1998. The increase in interest expense for Fiscal 2000 was primarily due to an overall increase in prime rate throughout the fiscal year.

      For Fiscal 2000, the Company received $106,239 in other income and there was a loss of ($12,846) on the disposal of assets. For Fiscal 2000, the Company recorded a gain of $1,065,725 on insurance claims related to hurricane damage.

Liquidity and Financial Resources.

      Net cash provided by operations in Fiscal 2000 amounted to $3,989,220. Net income plus adjustments to reconcile net income to net cash provided by operating activities including depreciation expense of $2,397,085 and net non-cash items of $12,846 provided net cash of $3,668,273 before changes in asset and liability accounts. However, relatively large amounts were needed to complete investment activities in purchasing property, plant, equipment, inventory and molds. The ending cash balance was $1,983,439.

     Net cash provided by operations in Fiscal 1999 amounted to $2,738,206. Net loss plus adjustments to reconcile net loss to net cash provided by operating activities including depreciation expense of $2,280,874, the strategic charge of $2,440,000 and other net items of $20,900 provided net cash of $3,485,980 before changes in asset and liability accounts. However, relatively large amounts were needed to continue investment activities in purchasing property, plant, equipment, inventory and molds. The ending cash balance was $2,217,301.

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

     Investing activities for Fiscal 2000 required $2,742,183, including $1,678,236 for property, plant and equipment, $1,154,908 for additional molds and plugs, $122,637 for payments increasing the cash surrender value of life insurance policies and proceeds of $555,230 from the sale of property and equipment.

     Investing activities for Fiscal 1999 required $3,710,206, including $2,477,520 for property, plant and equipment, $1,275,183 for additional molds and plugs and $131,696 for payments increasing the cash surrender value of life insurance policies.

     Investing activities for Fiscal 1998 required $8,218,341, including expenditures for additional molds and plugs amounting to $2,050,745, for property, plant and equipment for $6,745,936 and $124,396 for payments increasing the cash surrender value of life insurance policies.

     Financing activities for Fiscal 2000 used $1,822,534. Included in this amount are proceeds from issuance of notes payable and long-term debt to Northwestern Mutual Life Insurance and General Electric Capital Corporation for $760,212 and debt repayment in the amount of $2,582,746.

     Financing activities for Fiscal 1999 provided $1,812,317. Included in this amount are proceeds from issuance of notes payable and long-term debt to Transamerica Business Credit Corporation and General Electric Capital Corporation for $4,000,000 along with total debt repayment of $2,574,637.

     Financing activities for Fiscal 1998 provided $2,731,203. Included in this amount are proceeds from issuance of notes payable and long term-debt to G. E. Capital Corporation for $3,362,137 and the retirement of previous long-term debt of $738,434.


     The net decrease in cash for Fiscal 2000 was $233,862, primarily due to the investment in facilities, equipment, and molds. The net increase in cash for Fiscal 1999 was $840,317, primarily from a new $4,000,000 promissory note with Transamerica Business Credit Corporation, which included restatement and amendment of certain existing promissory notes with General Electric Capital Corporation. The net decrease in cash for Fiscal 1998 was $1,617,519, primarily due to the investment in facilities, equipment and molds. During Fiscal 1998, the Company borrowed the remaining $1,500,000 against the initial General
Electric Capital Corporation loan, bringing the balance to $10,000,000, less the scheduled monthly principal reductions. For Fiscal 2001, the Company anticipates that the $1,983,439 beginning cash balance along with the net projected increase in cash provided from operations will be sufficient to meet most of the Company's liquidity needs for the year. The Company intends to concentrate on reducing capital expenditures and building its cash reserves during Fiscal 2001.

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

The Year 2000.

     The "Y2K" Bug was expected to affect a large number of computer systems and software during or after the year 1999. The concern was that any computer function that requires a date calculation might produce errors. The Company has taken the steps necessary to prevent those errors from occurring. Management is not presently aware of any Year 2000 issues that have been encountered by any third party providers whose services are critical to the Company, which could materially affect the Company's operations. At present, the Company has spent approximately $644,000 in upgrading some of its software and hardware in order to avoid any problems resulting from the Millennium bug. The Company does not expect to experience any operational difficulties as a result of Year 2000 issues.

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

Item 8.  Financial Statements and Supplementary Data.



                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended June 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.





PRITCHETT, SILER & HARDY, P.C.
/s/PRITCHETT, SILER & HARDY, P.C.

July 27, 2000
Salt Lake City, Utah

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                                  June 30,
                                       ___________________________
                                            2000          1999
                                       _____________  ____________
CURRENT ASSETS:
  Cash & cash equivalents              $   1,983,439  $  2,217,301
  Accounts receivable, less allowance
    for doubtful
    accounts of $30,000 for 2000 and
    1999                                   1,701,643     1,576,712
  Inventories                              7,880,136     7,307,890
  Prepaid expenses                           574,615       761,486
  Current tax assets                       1,481,666     2,221,499
                                       _____________  ____________
        Total Current Assets              13,621,499    14,084,888

PROPERTY, PLANT AND EQUIPMENT, net        18,933,251    19,065,270

CASH SURRENDER VALUE OF LIFE INSURANCE       742,839       620,202

OTHER ASSETS                                 133,495       160,599
                                       _____________  ____________
                                       $  33,431,084  $ 33,930,960
                                       _____________  ____________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt $   2,613,534  $  2,464,535
  Current maturities of capital lease         12,999        11,788
  Accounts payable                         4,993,717     3,961,516
  Accrued expenses                         2,504,603     2,231,061
  Dealer territory service accrual           907,230     2,037,170
  Customer deposits                          322,040       687,560
  Allowance for boat repurchases             200,000       200,000
  Warranty reserve                           590,000       590,000
                                       _____________  ____________
        Total Current Liabilities         12,144,123    12,183,630

LONG-TERM DEBT, less current maturities    8,151,546    10,138,395
CAPITAL LEASE, less current maturities        63,940        76,939
DEFERRED TAX LIABILITY                     1,180,817       899,680

COMMITMENTS AND CONTINGENCIES (See Note 9)         -             -
                                       _____________  ____________
        Total Liabilities                 21,540,426    23,298,644
                                       _____________  ____________
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
  200,000,000 shares authorized,
   4,732,608 shares issued and
   outstanding                                47,326        47,326
  Additional paid-in capital              10,303,640    10,303,640
  Accumulated earnings                     1,650,440       392,098
                                       _____________  ____________
                                          12,001,406    10,743,064
        Less: Treasury Stock, at
         cost, 15,000 shares                (110,748)     (110,748)
                                       _____________  ____________
                                          11,890,658    10,632,316
                                       _____________  ____________
                                       $  33,431,084  $ 33,930,960
                                       _____________  ____________



 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Year Ended June 30,
                         ________________________________________________
                             2000            1999             1998
                         ______________  ________________  ______________
NET SALES                $   57,532,461  $     53,428,487  $   50,652,037

COST OF SALES                46,156,464        41,547,716      38,084,034
                         ______________  ________________  ______________
  Gross Profit               11,375,997        11,880,771      12,568,003
                         ______________  ________________  ______________
EXPENSES:
  Selling expense             7,370,319         7,934,683       5,687,097
General and
 administrative               3,260,571         2,628,722       2,722,665
General and
 administrative -
 related parties                      -           498,307          73,853
  Strategic Charge                    -         2,440,000               -
                         ______________  ________________  ______________
      Total expenses         10,630,890        13,501,712       8,483,615
                         ______________  ________________  ______________
OPERATING INCOME (LOSS)         745,107        (1,620,941)      4,084,388
                         ______________  ________________  ______________
NON-OPERATING INCOME
 (EXPENSE):
  Other income                  106,239           130,118         252,967
  Interest expense           (1,065,514)       (1,003,280)       (807,423)
  Interest expense -
   related parties                    -           (20,447)        (26,509)
  Gain (loss) on
   disposal of assets           (12,846)           69,100           4,637
  Gain on insurance
   claims from hurricane      1,065,725                 -               -
                         ______________  ________________  ______________
      Total non-operating
        income (expense)         93,604          (824,509)       (576,328)
                         ______________  ________________  ______________
INCOME (LOSS) BEFORE
 INCOME TAXES                   838,711        (2,445,450)      3,508,060

CURRENT TAX EXPENSE                   -                         1,057,640
DEFERRED TAX EXPENSE
 (BENEFIT)                      370,410        (1,189,659)         10,864
                         ______________  ________________  ______________
INCOME (LOSS) FROM
 CONTINUING
 OPERATIONS BEFORE
 EXTRAORDINARY
 ITEMS                          468,301        (1,255,791)      2,439,556
                         ______________  ________________  ______________
DISCONTINUED OPERATIONS:
  Income on disposal
   of the operations of
   Fountain Power, Inc.
   and Mach Performance,
   Inc. (Net of $282,512
   income tax benefit)                -                 -         300,931
                         ______________  ________________  ______________
INCOME FROM DISCONTINUED
 OPERATIONS                           -                 -         300,931
                         ______________  ________________  ______________
EXTRAORDINARY ITEM:
  Gain on settlement of
   lawsuit (net of
   $523,183 in income
   taxes)                       790,041                 -               -
                         ______________  ________________  ______________

NET INCOME (LOSS)        $    1,258,342  $     (1,255,791) $    2,740,487
                         ______________  ________________  ______________



                           [Continued]

             FOUNTAIN POWERBOAT, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

                           [CONTINUED]


                                       Year Ended June 30,
                         ________________________________________________
                             2000            1999             1998
                         ______________  ________________  ______________
BASIC EARNINGS (LOSS)
 PER SHARE:

  Continuing operations  $          .10  $           (.27) $          .51
  Discontinued operations             -                 -             .07
  Extraordinary item                .17                 -               -
                         ______________  ________________  ______________
BASIC EARNINGS PER SHARE $          .27  $           (.27) $          .58
                         ______________  ________________  ______________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                 4,732,608         4,711,896       4,751,779
                         ______________  ________________  ______________

DILUTED EARNINGS PER SHARE:

  Continuing operations  $          .10  $            N/A  $          .48
  Discontinued operations             -               N/A             .06
  Extraordinary item                .17               N/A               -
                         ______________  ________________  ______________
DILUTED EARNINGS PER
 SHARE                   $          .27  $            N/A  $          .54
                         ______________  ________________  ______________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING          4,732,651               N/A       5,110,090
                         ______________  ________________  ______________






















 The accompanying notes are an integral part of these financial statements.

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FROM JUNE 30, 1997 THROUGH JUNE 30, 2000



              Common Stock Additional          Treasury Stock      Total
        _________________  Paid-in Accumulated _____________    Stockholders'
         Shares   Amount   Capital  Earnings    Shares   Amount    Equity
        _________ _______ __________ __________ _______ ________ ___________

BALANCE,
June 30,
1997   4,725,108  47,251  10,517,740 (1,092,598) 15,000  110,748  9,361,645

Cancellation
of common
stock
previously
issued in
acquisition
of Mach
Performance
during
June 1998
at $8.17
per
share    (52,500)  (525)    (428,400)         -       -        -  (428,925)

Issuance
of common
stock upon
exercise
of options
at $3.58
per share
by a director
of the
Company
during
July
1997.     30,000     300     107,200          -       -        -    107,500
Net income
for the
year ended
June 30,
1998           -       -          -   2,740,487       -       -   2,740,487
        _________ _______ __________ __________ _______ ________ ___________
BALANCE,
June 30,
1998   4,702,608  47,026  10,196,540  1,647,889  15,000  110,748 11,780,707

Issuance
of common
stock
upon
exercise
of options
at
approximately
$3.58 per
share by a
director of
the
Company   30,000     300     107,100          -       -        -    107,400

Net loss
for the
year ended
June 30,
1999           -       -           - (1,255,791)      -        - (1,255,791)
        _________ _______ __________ __________ _______ ________ ___________
BALANCE,
June 30,
1999   4,732,608  47,326  10,303,640    392,098  15,000  110,748 10,632,316

Net income
for the
year ended
June 30,
2000           -       -          -   1,258,342       -        -  1,258,342
        _________ _______ __________ __________ _______ ________ ___________
BALANCE,
June 30,
2000   4,732,608 $47,326 $10,303,640 $1,650,440  15,000 $110,748 $11,890,658

        _________ _______ __________ __________ _______ ________ ___________




   The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       Year Ended June 30,
                         ________________________________________________
                             2000            1999             1998
                         ______________  ________________  ______________
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)      $    1,258,342  $     (1,255,791) $    2,740,487
  Adjustments to
    reconcile net income
   (loss) to net cash
    provided by operating
    activities:
     Strategic charge                 -         2,440,000               -
    Depreciation expense      2,397,085         2,280,871       1,953,207
    (Gain) loss on disposal
     of and equipment            12,846           (69,100)         (4,637)
    Warranty reserve                  -            90,000               -
    Net effect of acquired
     Subsidiary                       -                 -        (525,095)
    Change in assets and
     liabilities:
      (Increase) decrease
        in accounts
        receivable             (124,931)        1,148,745        (848,007)
      (Increase) decrease
        in inventories         (572,246)         (959,172)     (3,139,783)
      (Increase) decrease
        in prepaid
        expenses                186,871          (281,492)        642,413
      (Increase) in net
        tax asset             1,020,970        (1,293,271)       (132,160)
      Increase in accounts
       payable                1,032,201           370,027       1,603,982
      Increase (decrease)
       in accrued expenses      273,542           292,316       1,079,005
      Increase (decrease)
       in Dealer territory
       service accrual       (1,129,940)           (1,520)        409,367
      Increase (decrease)
       in customer deposits    (365,520)          (23,407)        200,925
     (Decrease) in net
       liabilities of
       discontinued
       operations                     -                 -        (110,085)
                         ______________  ________________  ______________
          Net Cash
           Provided by
           Operating
           Activities    $    3,989,220  $      2,738,206  $    3,869,619
                         ______________  ________________  ______________
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Increase in notes
   receivable - related
    party                $            -  $        (36,807) $            -
  (Purchase) sale of
    certificates of
    deposits, net                     -                 -         696,155
  Proceeds from sale
   of equipment                 555,232           211,000           6,581
  Investment in molds
   and related plugs         (1,154,908)       (1,275,183)     (2,050,745)
  Purchase of property,
   plant and equipment       (1,678,236)       (2,477,520)     (6,745,936)
  Increase in cash
   surrender value of
   life Insurance              (122,637)         (131,696)       (124,396)
                         ______________  ________________  ______________
     Net Cash (Used) by
      Investing
      Activities         $   (2,440,549) $     (3,710,206) $   (8,218,341)
                         ______________  ________________  ______________
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance
   of common stock       $            -  $        107,400  $      107,500
  Proceeds from notes
   payable and long-term
    debt                        760,212         4,279,554       3,362,137
  Payments of long-term
   debt                      (2,570,958)       (2,157,885)       (738,434)
  Payments on capital
   lease                        (11,788)             (931)              -
  Payments on related
   party payable                      -          (415,821)              -
                         ______________  ________________  ______________
     Net Cash Provided by
      Financing
      Activities         $   (1,822,534) $      1,812,317  $    2,731,203
                         ______________  ________________  ______________
Net increase (decrease)
 in cash & cash
 equivalents             $     (233,862) $        840,317  $   (1,617,519)
Beginning cash & cash
 equivalents balance          2,217,301         1,376,984       2,994,503
                         ______________  ________________  ______________
Ending cash & cash
 equivalents balance     $    1,983,439  $      2,217,301  $    1,376,984
                         ______________  ________________  ______________

                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [CONTINUED]
                                       Year Ended June 30,
                         ________________________________________________
                             2000            1999             1998
                         ______________  ________________  ______________
Supplemental Disclosures
 of Cash Flow Information:
  Cash paid during the
   period for:
    Interest:
     Unrelated parties   $    1,088,857  $        996,640  $      767,867
     Related parties                  -            20,447          26,509
                         ______________  ________________  ______________
                         $    1,088,857  $      1,017,087  $      794,376
                         ______________  ________________  ______________
    Income taxes         $            -  $        263,345  $      825,570
                         ______________  ________________  ______________

Supplemental Schedule of
 Non-cash Investing and  Financing Activities:
     For the year ended
      June 30, 2000:
       None

     For the year ended June 30, 1999:
       None

     For the year ended June 30, 1998:
       The Company entered into an agreement whereby 52,500 shares of stock previously issued in the acquisition of Mach Performance at $8.17 per share were returned for cancellation.

       The Company purchased an airplane for $1,375,000 by assuming a $959,179 loan and issuing a $415,821 note payable.

       The Company borrowed $47,079 for the purchase of a vehicle.






















The accompanying notes are an integral part on these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of the Business and Significant Accounting Policies.

  Nature of the Business: Fountain Powerboat Industries, Inc. and Subsidiary (the Company) manufactures high-performance deep water sport boats, sport cruisers, sport fishing boats, custom offshore racing boats and super cruiser yachts. These boats are sold to the Company's worldwide network of approximately Forty dealers. The Company's offices and manufacturing facilities are located in Washington, North Carolina and the Company has been in business since 1979. The Company employs approximately 400 people and is an equal opportunity, affirmative action employer.

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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At June 30, 2000 and 1999, the Company had $1,843,964 and $2,040,605,
  respectively, in excess of federally insured amounts held in cash.

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

  Dealer Territory Service Accrual: The Company has established a program to pay a service award to dealers for boat deliveries into their market territory for which they will perform service. The service award is a percentage of the purchase price of the boat ranging from 0% to 7% based on the dealer's service performance rating. The Company has accrued estimated dealer territory service awards at June 30, 2000 and 1999 of $907,230 and $2,037,170, respectively.

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

  Income Taxes: The Company accounts for income taxes in accordance with issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes "(See Note 7).

  Advertising Cost: Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,456,592, $1,411,883 and $1,166,633 for the years ended 2000, 1999 and 1998.

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature  of  the Business and Significant Accounting Policies.
          [Continued]

  Internal Use Software: The Company accounts for the cost of internal use software and development cost in accordance with the Statement of Position (SOP) 98-1, "Accounting for Computer Software Developed for or Obtained for Internal Use". The SOP requires the capitalization of certain cost incurred in connection with developing or obtaining software for internal use.

  Reclassifications:   The financial statements  for  years  prior  to
  June 30, 2000 have been reclassified to conform with the headings and classifications used in the June 30, 2000 financial statements.

Note 2.  Inventories.

  Inventories consist of the following:
                                                  June 30,
                                      ___________________________
                                           2000          1999
                                      _____________   ___________
               Parts and supplies     $   3,402,176   $ 3,296,244
               Work-in-process            3,743,713     3,208,982
               Finished goods               884,247       922,664
                                      _____________   ___________
                                          8,030,136     7,427,890
               Reserve for obsolescence    (150,000)     (120,000)
                                      _____________   ___________
                                      $   7,880,136   $ 7,307,890
                                      _____________   ___________

Note 3.  Property, Plant, and Equipment.

  Property, plant, and equipment consists of the following:
                             Estimated            June 30,
                            Useful Lives  ___________________________
                              in Years        2000         1999
                            ____________  _____________ _____________
    Land  and  related
     improvements              10-30       $  1,304,418 $   1,416,429
    Buildings  and
     related  improvements     10-30         11,751,186     11,092,771
    Construction-in-progress    N/A             446,523        760,052
    Production  molds  and
     related  plugs              8           15,163,821     14,527,208
    Machinery and equipment     3-5           5,714,631      4,562,734
    Furniture and fixtures       5              765,533        754,497
    Transportation equipment     5            2,231,874      2,305,033
    Racing boats                N/A             308,054        790,860
                                          _____________ _____________
                                             37,686,040    36,209,584
         Accumulated depreciation           (18,752,789)  (17,144,314)
                                          _____________ _____________
                                          $  18,933,251 $  19,065,270
                                          _____________ _____________

  Depreciation expense amounted to $2,397,085, $2,280,871,  $1,953,207 for the years ended June 30, 2000, 1999 and 1998, respectively. During December 1998, as part of a strategic restructuring the Company wrote off assets totaling $2,440,000 (See Note 15).

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Property, Plant, and Equipment. [Continued]

  The  Company's  airplane is collateral for loans with  an  aggregate
  balance  $1,017,257  and  $754,014  at  June  30,  2000  and   1999,
  respectively.

  Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor. Production molds under construction amounted to $223,144 and $80,123 at June 30, 2000 and 1999.

Note 4. Notes Payable - Related Party

  The Company issued a 8.5%, $415,821 note payable to an officer and director of the Company in connection with purchase of an airplane. The Note was paid in full on March 31, 1999.

Note 5.  Long-term Debt and Pledged Assets.

  The  following is a summary of long-term debt at June 30,  2000  and
  1999:
                                                   2000          1999
                                               ___________   ____________
     7.26% Loan payable to a financing
     Corporation assumed in purchasing
     an airplane from an officer and
     director. Monthly payments of
     $15,181. Matures August 1, 2004.          $   622,581   $    754,014

     Loan payable to a financing Corporation
     for the rebuilding of engines for the
     Company's plane. The loan has a fixed
     interest rate of 8.12%. Monthly payments
     of $9,296. Matures August 1, 2004.            394,676              -

     6.30% loan payable to a financial
     institution for the purchase of a
     vehicle, monthly payment of $771
     through December 2002,
     secured by the vehicle purchased.              21,346         28,989

     7.15% loan payable to a financial
     institution for the purchase
     of a vehicle, monthly payments of
     $1,055 through October
     2002, secured by the vehicle purchased.        26,664         37,475

     6.30% loan payable to a financial
     institution for the purchase of a
     vehicle, president of the Company
     pays the monthly payments
     of $979 through December 2002,
     secured by the vehicle.                             -         36,807

     Amounts borrowed against the cash
     surrender value of key-man
     life insurance policies during
     June 1998, fixed interest rate or 8%
     on $274,060 and variable interest
     rate of 7.39% at June 30, 1999
     on the remaining $62,033, monthly
     payments of $10,000.                          512,654        336,093

     $14,000,000 credit agreement with a
     financial Corporation                       9,187,159     11,409,551
                                               ___________   ____________
                                                10,765,080     12,602,930
     Less: Current maturities included
     in current liabilities:                    (2,613,534)    (2,464,535)
                                               $ 8,151,546   $ 10,138,395
                                               ___________   ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Long-term Debt and Pledged Assets. [Continued]

  On December 31, 1996, the Company concluded a $10,000,000 credit agreement with General Electric Capital Corporation. Under the terms of the new credit agreement, the Company refinanced substantially all of its interest bearing debts and had additional funds made available to it for expansion. Initially, the Company borrowed $7,500,000 to primarily refinance existing debts. All of the Company's prior interest bearing debts to MetLife Capital Corporation, Deutsche Financial Services, GE Capital Corporation, Branch Bank & Trust Leasing Corp., and other smaller creditors were paid off entirely. During 1998 and 1997 the Company borrowed the additional $1,500,000 and $1,000,000, respectively, to fund plant and equipment additions. The credit agreement has a fixed interest 7.02%. The agreement calls for monthly payments of $123,103 and has a ten-year amortization with a five-year call. The credit agreement is secured by all of the Company's real and personal property and by the Company's assignment of a $1,000,000 key man life insurance policy. The credit agreement was subsequently amended and restated during 1999 to include an additional $4,000,000 credit loan, with a fixed interest rate of 7.02%, maturing January 2, 2002, monthly payments of $100,000, and a prepayment penalty of $80,000 if paid prior to September 1, 2000 or $40,000 if paid prior to September 1, 2001.

  The estimated aggregate maturities required on long-term debt at June 30, 2000 are as follows:

               2001                      $  2,613,534
               2002                         2,104,135
               2003                         1,542,094
               2004                         1,509,023
               2005                         1,330,319
            Thereafter                      1,665,975
                                         ____________
                                         $ 10,765,080
                                         ____________

Note 6.  Common Stock, Options, and Treasury Stock.

  Common Stock: During July 1998 the Company recovered and cancelled 52,500 shares of common stock previously issued in the acquisition of Mach Performance, Inc. from a former director of the Company (See Note 13).

  Stock Options: During March 1999, the shareholders voted to adopt the 1999 Employee Stock Option Plan (the Plan), which expires January 11, 2009. Under the Plan, the board is empowered to grant up to 120,000 stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options  will qualify as Incentive Stock Options under  Section  422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company during January 1999. During 1999, the Company granted an officer of the Company 30,000 options under the Plan. The options are exercisable at $5 per share and 5000 options vest quarterly beginning June 30, 1999. The Options expire on January 11, 2004. As of June 30, 1999 none of the options have been exercised. During 2000, the Company granted 10,000 options under the Plan. The options are exercisable at $3.18 to $6.00 per share and vested on issuance. The options expire through May 8, 2005. As of June 30, 2000 none of the options have been exercised.

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

  On June 21, 1995, the shareholders voted to adopt the 1995 stock option plan. The plan allowed up to 450,000 common stock options to be granted by the Board of Directors to employees or directors of the Company. On August 4, 1995, the Board of Directors voted to grant the 450,000 stock options to Mr. Reginald M. Fountain, Jr. at $4.67 per share, exercisable for 10 years from the date granted, on a non-qualified basis. As of June 30, 2000, none of these options have been exercised.

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

  A summary of the status of the options granted under the Company's stock option plans and other agreements at June 30, 2000, 1999 and 1998, and changes during the periods then ended is presented in the table below:

                   2000                  1999                    1998
             ____________________   _________________  ____________________
                        Weighted             Weighted              Weighted
                         Average              Average               Average
                        Exercise             Exercise              Exercise
             Shares      Price      Shares    Price      Shares      Price
           ___________  ________   _________ _________  __________ _________
Outstanding
 at beginning
 of period     546,000 $    4.57     546,000 $    4.50     606,000 $    4.63
Granted         10,000      4.59      30,000      5.00           -         -
Exercised            -         -     (30,000)     3.58     (30,000)     3.58
Forfeited            -         -           -         -           -         -
Canceled       (30,000)     3.94           -         -     (30,000)     8.17
           ___________  ________   _________ _________  __________ _________
Outstanding
 at end
 of period     526,000  $   4.61     546,000 $    4.57     546,000 $    4.50
           ___________  ________   _________ _________  __________ _________
Exercisable
 at end
 of period     521,000  $   4.61     522,000 $    4.55     546,000 $    4.50
           ___________  ________   _________ _________  __________ _________
Weighted
 average fair
 value of
 options
 granted        10,000  $    .28      30,000 $     .14           - $       -
           ___________  ________   _________ _________  __________ _________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Common Stock, Options, and Treasury Stock. [Continued]

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2000 and 1999, respectively: risk-free interest rates of 6.7% and 4.5%, respectively, expected dividend yields of zero for all periods, expected lives of 5 years, respectively, and expected volatility of 128% and 60%,
  respectively.   No options were granted during the year  ended  June
  30, 1998.

  A summary of the status of the options outstanding under the Company's stock option plans and other agreements at June 30, 2000 is presented below:

                          Options Outstanding          Options Exercisable
                 ___________________________________ _______________________

                              Weighted
                              Average      Weighted               Weighted
  Range of                    Remaining    Average                 Average
  Exercise         Number    Contractual  Excercise     Number     Exercise
  Prices        Outstanding      Life       Price     Exercisable    Price
  _____________ ___________ ____________ ___________ ____________ __________
  $3.19 - $3.58    36,000     4.9 years      3.71        36,000      3.71
      $4.67       450,000     5.4 years      4.67       450,000      4.67
  $5.00 - $6.00    40,000     3.6 years      5.14        35,000      5.29


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

                                            Year Ended June 30,
                                 ________________________________________
                                     2000         1999         1998
                                 ____________  ____________  _____________

  Net  Income(loss) As  reported $  1,258,342  $ (1,225,791) $   2,740,487
                    Proforma     $  1,261,147  $ (1,256,233) $   2,740,487
 Earnings per share As reported  $        .27  $       (.27) $         .58
                    Proforma     $        .27  $       (.27) $         .58

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

  At June 30, 2000 and 1999, the totals of all deferred tax assets were $1,481,666 and $2,221,499, respectively. The totals of all deferred tax liabilities were $1,180,817 and $899,680, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

  The Company has an unused state operating loss carryforwards at June 30, 2000 of approximately $2,080,000, which expires in 2019.

  The components of federal income tax expense from continuing operations consist of the following:
                                       Year Ended June 30,
                         ________________________________________________
                             2000            1999             1998
                         ______________  ________________  ______________
  Current income tax
    expense:
          Federal        $            -  $              -  $      783,508
          State                       -                 -         274,132
                         ______________  ________________  ______________
     Net current tax
      expense            $            -  $              -  $    1,057,640
                         ______________  ________________  ______________
     Deferred tax expense
     (benefit) resulted from:
          Excess of tax
           over financial
           accounting
           depreciation  $      197,521   $      (129,720) $      303,782
          Warranty reserves           -           (15,600)              -
          Accrued vacations      (8,652)           (2,317)         (3,850)
          Dealer incentive
           reserves              46,534           (13,537)       (293,662)
          Bad debt reserves           -            12,491               -
          Accrued Dealer
           incentive interest   (34,000)          (99,190)              -
          Excess contributions
           carryforwards          1,059            (1,059)              -
          Inventory adjustment-
           Sec.263A6              1,057           (13,170)       (131,941)
          Decrease in NOL
           carryforwards        453,148          (805,261)        204,380
          Decrease  in
           valuation
           allowance                  -                 -        (316,948)
          Allowance  for
           obsolete
           inventory            (11,700)                -          (7,800)
          Alternative
           minimum  tax
           credits             (153,882)          102,592         186,947
          Investment tax
           credits              (81,545)                -          86,294
          Allowance for
           boat repurchases           -            18,972               -
          Accrued executive
           compensation         (31,069)           (8,472)        (16,338)
          Accrued dealer
           incentives           (17,751)         (235,388)              -
          Health insurance
           reserve              (50,310)                -               -
                         ______________  ________________  ______________
     Net  deferred tax
      expense (benefit)  $      370,410  $     (1,189,659) $       10,864
                         ______________  ________________  ______________

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

           The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:

                                       Year Ended June 30,
                         ________________________________________________
                             2000            1999             1998
                         ______________  ________________  ______________
     Computed tax at
       the expected
       federal statutory
       rate                       34.00%            34.00%         34.00%
     State income taxes,
       net of federal
       benefit                     5.00              5.00           5.00
     Compensation from
      stock options                   -               .87          (2.77)
     (Increase) decrease
       in NOL carryforwards        3.78                 -           4.86
     Officer's life insurance      1.03              (.38)           .36
     Valuation allowance              -                 -          (9.03)
     Net effect of alternative
      minimum taxes                   -             (4.23)          (.34)
     Other                         1.04             13.84          (1.62)
                         ______________  ________________  ______________
     Effective income tax
      rates                       44.85%            49.10%          30.46%
                         ______________  ________________  ______________

  The temporary differences gave rise to the following deferred tax asset (liability):

                                                      June 30,
                                           ___________________________
                                                 2000         1999
                                           ______________  ___________
     Excess of tax over financial
         accounting depreciation           $   (1,264,261) $(1,066,740)
     Warranty reserve                             230,100      230,100
     Obsolete inventory reserve                    58,500       46,800
     Accrued vacations                             62,883       54,230
     Allowance for boat repurchases                78,000       78,000
     Dealer incentive reserves                    319,165      365,699
     Bad debt reserve                              10,858       10,858
     Accrued Dealer incentive interest            133,190       99,190
     Inventory adjustments - Sec. 253A            209,047      270,103
     NOL carryforwards                             20,596      805,262
     Alternative minimum tax credits               83,444      167,060
     Accrued executive compensation                55,879       24,810
     Donations carryforwards                            -        1,059
     Accrued dealer service incentives            253,138      235,388
     Health insurance reserve                      50,310            -

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Research and Development.

  The Company expenses the costs of research and development for new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $926,486 for Fiscal 2000, $876,965 for Fiscal 1999, and $575,918
  for Fiscal 1998.

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

  Dealer Interest: The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to $1,164,561 for Fiscal 2000, $1,353,848 for Fiscal 1999, and $1,031,611 for Fiscal 1998. They
  are included in the accompanying consolidated statements of operations as part of selling expense. At June 30, 2000 and 1999 the estimated unpaid dealer incentive interest included in accrued expenses amounted to $418,458 and $327,643 , respectively.

  Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement, in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 2000 and 1999, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $23,673,000 and $23,350,000 . The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events which can be reasonably estimated. At June 30, 2000 and 1999, the allowance for boat repurchases was $200,000.

  Product Liability and Other Litigation: There were various product liability and warranty lawsuits brought against the Company at June 30, 2000. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney's fees and any losses, which may occur from these lawsuits over and above the insurance deductibles. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims, which would have a material effect on the financial position of the Company.

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

Note 10.  Export Sales.

  The  Company  had  export  sales  of  $1,755,412  for  Fiscal  2000,
  $3,717,373 for Fiscal 1999, and $4,583,542 for Fiscal 1998.   Export
  sales were to customers in the following geographic areas:

                                           Year Ended June 30,
                           ______________________________________________
                               2000             1999            1998
                           ______________ ______________  _______________
     Canada,  Central  and
      South  America       $    1,485,615 $    2,495,048  $     2,639,523
     Asia                               -              -        1,834,524
     Middle East and Europe.      269,797      1,222,325          109,495
                           ______________ ______________  _______________
                           $    1,755,412 $    3,717,373  $     4,583,542
                           ______________ ______________  _______________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Transactions with Related Parties.

  The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to Mr. Reginald M. Fountain, Jr., the Company's Chairman, President, Chief Executive Officer, and Chief Operating Officer, or to entities owned or controlled by him:
                                        Year Ended June 30,
                          ___________________________________________
                               2000          1999           1998
                          ____________  ______________  _____________
     Apartments rentals   $      9,880  $       19,731  $       6,716
     R.M.  Fountain, Jr.
      -  airplane  rentals           -               -        107,312
     R.M.  Fountain,  Jr.
      - interest  on  loans          -          20,447         26,509
                          ____________  ______________  _____________
                          $      9,880  $       40,178  $     140,538
                          ____________  ______________  _____________

  During the year ended June 30, 1998 the Company purchased an airplane from Mr. Fountain for $1,375,000 by assuming the loan on the airplane from GE Capital Services for $959,179, (See Note 5) and issuing a note to Mr. Fountain in the amount of $415,821 (See
  Note 4).

  As of June 30, 2000 and 1999 the Company had receivables and advances from employees of the Company amounting to $9,001and $39,658, respectively which includes $1,000 and $36,808 , respectively from Mr. Fountain.

  The Company paid $345,049, $478,576 and $288,915 for the year ended June 30, 2000, 1999 and 1998 for advertising and public relations services from an entity owned by a director of the Company.

  Prior to June 30, 1997, the Company received consulting fees pursuant to a consulting agreement with a vendor of the Company.
  Mr. Fountain has assigned these consulting fees to the Company. Included in other non-operating income are consulting fees earned by the Company amounting to $498,307 for Fiscal 1998. The consulting agreement expired on June 30, 1997 and has not been re-negotiated.

  During  1998,  the  Company's  President  purchased  a  vehicle   in
          the  name of   the  Company. All
  payments on the vehicle are being paid by the President. The transaction has been recorded in the accompanying financial statements as a receivable from the president equal to the remaining amount owed on the vehicle (See Note 5).

Note 12.  Concentration of Credit Risk.

  Concentration of credit risk arises due to the Company operating in the marine industry, particularly in the United States. For Fiscal 2000 one dealer accounted for 7.4% of sales, one dealer accounted for 6.1% of sales and one dealer accounted for 5.7% of sales. For Fiscal 1999 one dealer accounted for 6.8% of sales and two dealers each accounted for 6.7% of sales. For Fiscal 1998 one dealer accounted for 6.7% of sales, another for 6.3%, and one other dealer for 5% of sales.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Discontinued Operations.

  During June, 1997, the Company adopted a plan to discontinue the operations of Mach Performance Inc. and Fountain Power, Inc. The accompanying financial statements have been reclassified to segregate the discontinued operations from continuing operations. Included in the operating losses from the discontinued operations for June 30, 1997 is the write down of $395,761 of remaining goodwill and $461,422 of propeller inventory which management believes is not saleable. The Company also reclassified $539,457 in fixed assets to net liabilities of discontinued operations and accrued a $440,401 for estimated future losses expected to be incurred in the disposition. During the year ended June 30, 1998, the Company adjusted it estimates for loss on disposal resulting in a gain on the disposal of discontinued operations of $290,512 (net of a tax benefit of $272,093). The gain was a result of the return of 52,500 shares of common stock, valued at $428,925, from former officer and director, his wife, Mach, Inc., and Mach Performance, Inc., less associated legal fees of approximately $486,399 plus adjustments to the estimated loss on disposal of approximately $75,893.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the years ended
  June   30,   1998   without   the  reclassifications   required   by
  "discontinued operations" accounting principles:
                                                    1998
                                               _____________
         Net sales                             $  50,652,037
         Cost of goods sold                      (38,084,034)
        Other operating expenses                  (8,894,121)
         Other income (expense)                     (147,403)
         Provision for taxes                        (785,992)
                                               _____________
         Net income                            $   2,740,487
                                               _____________
         Earnings per share                    $         .58
                                               _____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. - Earnings Per Share.

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended June 30, 2000, 1999 and 1998:
                                    2000        1999         1998
                              _____________ ___________ ______________
  Income from continuing
    operations available to
    common stockholders       $     468,301 $(1,255,791)$    2,439,556
                              _____________ ___________ ______________
  Discontinued operations     $           - $         - $      300,931
                              _____________ ___________ ______________
  Extraordinary item          $     790,041 $         - $            -
                              _____________ ___________ ______________
  Weighted average number of
    common shares outstanding
    used in basic earnings
    per share                     4,732,608   4,711,896      4,751,779

  Effect of dilutive stock
    options                              43           -        358,311
                              _____________ ___________ ______________
  Weighted number of common
    shares and potential
    dilutive common shares
    outstanding used in
    dilutive earning per
    share                         4,732,651   4,711,896      5,110,090
                              _____________ ___________ ______________

  The Company had at June 30, 2000 options to purchase 526,000 shares of common stock at prices ranging from $3.19 to $6.00 per share that were not included in the computation of earning per share because their effect was anti-dilutive.

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

Note 16. Extraordinary Item / Gain on Settlement of Lawsuit

  During April 2000, the Company received proceeds of $1,313,224 and recorded an extraordinary net of tax gain of $790,041 from the settlement of a class action lawsuit alleging antitrust violations against a vender of the Company who is in the sterndrive and inboard engine business.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Capital Lease.

  The Company is the lessee of equipment under a capital lease expiring in May 2004. The assets and liabilities under the capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time
  of  purchase.   Equipment at June 30, 2000 and  1999  under  capital
  lease obligations is as follows:
                                          2000       1999
                                    ____________  __________
     Equipment                      $     83,067  $   83,067
     Less: Accumulated amortization      (13,844)         (-)
                                    ____________  __________
                                    $     69,223  $   83,067
                                    ____________  __________

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

  Future minimum lease payments for the years ended June 30:

   Year ending June 30,                Lease Payments
            2001                           39,552
            2002                           39,552
            2003                           39,552
            2004                           54,140
                                       __________
   Total future minimum lease payments $  172,796
   Less: amounts representing
   maintenance and usage fee, interest
   and executory costs                    (95,857)
                                       __________
   Present value of the future minimum
   lease payments                          76,939
   Less: Lease current portion            (12,999)
                                       __________
   Capital lease obligations -
   long term                           $   63,940
                                       __________

Note 18. Gain on Insurance Claims from Hurricanes.

  During September 1999, the Company experienced flooding and the temporary closure of the production facility as a result of Hurricanes "Dennis" and "Floyd" hitting Eastern North Carolina. As a result of the hurricanes, the Company sustained damages of approximately $277,172 to inventory and $389,063 to property, plant and equipment, which includes $300,000 in damages to the Company's yacht mold and $51,658 in additional expenses. The Company has filed a business interruption claim for damages due to lost revenues from the closure of the production facility and inefficiencies due to storm preparation, cleanup and work force shortages. As of June 30, 2000, the insurance carriers have paid $1,058,618 for damages to the inventory, property, plant, and equipment including the Yacht Mold and other expenses. The Company has filed its claim for business interruption and believed it complied with all aspects of its policy. When a timely and reasonable resolution could not be reached, the Company filed suit against its insurance carrier. As of June 30, 2000, the insurance carrier  has  advanced  $961,560 towards the  business  interruption claim. The full effects of a business interruption settlement cannot be reasonably estimated and will be recorded in the future when collected. As of June 30, 2000 the Company has recorded a gain on insurance claims from the hurricanes of $1,065,725.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in or disagreements with the independent auditors on accounting and financial disclosure matters.

                                 Part III

Item 10.  Directors and Executive Officers of Registrant.

The Current directors and executive officers of Registrant and its Subsidiary are as follows:

REGINALD M. FOUNTAIN, JR., age 60, founded the Company's Subsidiary during 1979 and has served as its Chief Executive Officer from its organization. He became a director and President of the Company upon its acquisition of the Subsidiary in August, 1986. Mr. Fountain presently serves as Chairman, President and Chief Executive Officer of the Company and its Subsidiary. From 1971 to 1979, Mr. Fountain was a world class race boat driver, and was the Unlimited Class World Champion in 1976 and 1978.

ANTHONY J. ROMERSA, age 55, Executive Vice President and Chief Operating Officer, became a director of the Company on March 2, 1999. Mr. Romersa joined the Company following a 28 year business career in a number of senior management positions with the Brunswick Corporation and its Mercury Marine Consumer and Vapor Divisions. As the corporate director of Brunswick's Marine Operations Planning since 1986, he was actively involved in Brunswick's acquisition of Bayliner and Sea Ray and was responsible to the Vice President of Corporate Planning and Development for the strategic performance of global marine operations.

DARRYL M. DIAMOND, M. D., age 64, is a retired physician. From 1984 to 1986, Dr. Diamond served as a director of the Company's subsidiary.

GEORGE L. DEICHMANN, III, age 56, is the President and owner of Trent Olds/Cadillac/Buick/GMC, an automobile dealership located in New Bern, North Carolina.

CRAIG F. GOESS, age 46, is the President and General Manager of Greenville Toyota, an automobile dealership located in Greenville, North Carolina.

GUY C. HECKER, JR., age 67, is the President of Stafford, Burke & Hecker, Inc., a high technology consultant firm in Alexandria, Virginia. General Hecker also serves as a director of 8 X 8, Inc., a public company headquartered in Santa Clara, CA, which develops, manufactures, and markets telecommunications equipment.

FEDERICO PIGNATELLI, age 47, became a director of the Company on April 8, 1992. From 1989 to April, 1992, he was a Managing Director at
Gruntal & Company, an investment banking  firm.   From  1988  to  1989,
he  was  General   Manager  of  Euromobiliar  Ltd., a   subsidiary  of
Euromobiliare, SpA, a publicly held investment and merchant bank in Italy and Senior Vice President of New York and Foreign Securities Corporation, an institutional brokerage firm in New York. From 1986 to 1988, he was Managing Director at Ladenburg, Thalmann & Co., an investment banking firm. From 1980 to 1986, he was Assistant Vice President of E. F. Jutton International. Prior to 1980, he was a financial journalist.

Mr. Pignatelli also serves as chairman of BioLase Technology, Inc., a company which produces medical and dental lasers and endodontic products.

MARK SPENCER, age 44, became a director on February 26, 1992. He founded Spencer Communications Inc., an advertising public relations firm specializing in the marine industry, in 1987. Previously, Mr. Spencer began his journalism career at Powerboat Magazine in 1976. He was named Executive Editor of Powerboat Magazine in 1981 and served in that capacity until 1987. During the last seven years Mr. Spencer has served as on-camera expert commentator for ESPN covering the boating industry.

DAVID A. SIMMONS, age 62, was appointed to serve as Chief Financial Officer of Registrant during September 2000. He previously served as Chief Financial Officer of Century Boat Company (boat manufacturer) from 1993 through 1997, and as Chief Financial Officer of Loe's Highport, Inc. (marina and retail boat sales) since 1998. Mr. Simmons was previously employed by the Registrant as Vice President and Chief Financial Officer from 1989 through 1991 and as Controller from 1997 through 1998. He has a total of 20 years experience in the boating industry.


Section 16(a) Beneficial Ownership Reporting Compliance. Registrant's directors and executive officers are required by Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports with the Securities and Exchange Commission regarding the amount of and changes in their beneficial ownership of Registrant's common stock. Based on its review of copies of those reports, Registrant is required each year to disclose failures to report shares beneficially owned or changes in such beneficial ownership, and failures to timely file required reports, during the previous fiscal year. It has come to Registrant's attention that, during Registrant's fiscal year ended June 30, 2000, two of its directors filed reports after their due dates. Mr. Fedrico Pignatelli made a timely filing to report two purchase transactions but, due to errors in information supplied by his broker, the report described transactions other than those he had actually effected. Upon discovery of the error, Mr. Pignatelli's report was amended to accurately describe his purchases. However, because his transactions were not accurately reported until the amended report was filed (approximately one week following the due date of the original report), Mr. Pignatelli may be deemed to have filed a late report. George L. Deichmann III inadvertently failed to report one purchase transaction. Upon discovery of the omission, his report was filed approximately one month following its due date.

Item 11.  Executive Compensation.

     The following table contains information regarding cash and certain other compensation paid to or deferred by certain of Registrant's executive officers for the fiscal years listed. Registrant's executive officers also serve and are compensated as officers and employees of Fountain, and no additional compensation is paid to any officer for his or her service as an officer of Registrant.


                      SUMMARY COMPENSATION TABLE
                       Annual compensation      Long-term compensation

                                     Other   Restricted  Securities     All
Name and  Fiscal                    annual     stock    underlying     other
Principal  year  Salary (1) Bonus Compensation awards   options(#) compensation
                                      (2)
_________ ____ _________   _______ ___________ ______  __________  ___________
Reginald M.
Fountain  2000 $ 361,330  $81,438 $    -0-     $ -0-       -0-    $    -0-
President
and Chief 1999   350,000      -0-      -0-       -0-       -0-         -0-
Executive
Officer   1998   350,000  192,023      -0-       -0-       -0-         -0-


Anthony J.2000   184,347   16,288      -0-       -0-       -0-        5,771(3)
Romersa
Executive
Vice      1999   131,731      -0-      -0-       -0-     30,000       1,477(3)
President
and Chief
Operating 1998         -       -        -         -          -           -
Officer

(1) Includes amounts deferred at Mr. Romersa's election pursuant to Fountain's Section 401(k) plan. Mr. Fountain does not participate in that plan.
(2) In addition to compensation paid in cash, Fountain's executive officers receive certain personal benefits. The value of such benefits received by each executive officer each year did not exceed 10% of his cash compensation for that year.
(3) Consists of Fountain's contributions to the Section 401(k) plan for Mr. Romersa's account.



Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

     Mr. Fountain is employed as an officer of Fountain pursuant to an employment agreement entered into during 1989 which provides for a base term of one year and for automatic renewal at the end of each year for an additional one-year period until terminated as provided therein. Pursuant to the agreement, Mr. Fountain receives base salary in an amount approved by the Board of Directors (but not less than $104,000), an annual cash bonus in an amount equal to 5% of Registrant's consolidated net income (calculated after deductions of profit sharing contributions and before deductions for income taxes, but not more than $250,000), and certain other benefits.

     Mr. Romersa is employed as an officer of Fountain pursuant to an employment agreement entered into during 1998, which provides for a term ending August 23, 2001. Pursuant to the agreement, Mr. Romersa receives base salary in an amount approved by the Board of Directors (but not less than $160,000), an annual cash bonus equal to 1% of Fountain's net profits before taxes and before the deduction of
bonuses  paid to other officers, and certain other benefits.   In  the
event (i) Mr. Romersa's employment is terminated within 24 months following a "change in control" (as defined in the agreement) of
Registrant  or  Fountain  (other  than  a  termination  for   "Cause,"
retirement, death or disability), or (ii) following any Change in Control, and without his consent, Mr. Romersa's job location is transferred an unreasonable distance from Washington, NC, he is not paid salary or bonus at the rates described in the agreement, other employee benefits are reduced or eliminated in a manner that does not apply proportionately to all salaried employees, or he is assigned duties inconsistent with his position, duties or status at the time of the Change in Control, then he will be entitled to receive (or, in the case of (ii), he may terminate his own employment and be entitled to receive) from Fountain all compensation he would have been entitled to receive under the agreement and which then remains unpaid (not to exceed the amount of his then current base salary for two years). The agreement may be terminated by Fountain for "Cause" (as defined in the agreement).


Employee Stock Options.

     The following table contains information regarding all options to purchase shares of Registrant's common stock held at June 30, 2000, by Registrant's executive officers named in the Summary Compensation Table above:

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION
                                  VALUES

                             Number of securities         Value of unexercised
                           Underlying unexercised        in-the-money options
       Shares                 Options at FY-end                 at FY-end
      Acquired on  Value
Name   exercise   Realized Exercisable Unexercisable Exercisable Unexercisable

Reginald
M.
Fountain,
Jr.      (1)         (1)    450,000(2)       -0-          (4)          --

Anthony
J.
Romersa  (1)         (1)     25,000(3)      5,000 (3)     (4)          (4)

(1)  No options were exercised during fiscal 2000.
(2) Includes options to purchase 450,000 shares at a price of $4.67 per share which expire on August 4, 2005.
(3) Includes options to purchase an aggregate of 30,000 shares at a price of $5.00 per share which become exercisable as to 5,000 shares each calendar quarter-end, beginning June 30, 1999, and, which expire on January 11, 2004. At June 30, 2000, the options had become exercisable as to an aggregate of 25,000 shares and remained unexercisable as to 5,000 shares.
(4) The options had no value on June 30, 2000, since, on that date, the aggregate exercise price of the options exceeded the aggregate market value of the underlying shares (based on the $3.25 closing sale price of Registrant's common stock on that date).


Director Compensation.

     Registrant's directors currently do not receive any fees or other compensation for their services as directors, but they are reimbursed for travel and other out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors.

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management.

      Principal Shareholders. The following table reflects as of September 15, 2000, the beneficial ownership of Registrant's common stock by shareholders known to Registrant to beneficially own more than 5% of Registrant's common stock.

Name and address              Amount and nature of          Percent of
of beneficial owner           Beneficial Ownership           Class (1)

Reginald M. Fountain, Jr.
P.O. Drawer 457
Whichard's Beach Road
Washington, N.C. 27889            2,588,372 (3)                50.08%

Triglova Finanz, A.G.
Edificio Torre Swiss Bank
Piso 16, Apartado Postal 1824
Panama 1, Republica de Panama       266,500 (3)                 5.65%


(1) Percentages are calculated based on 4,732,608 total outstanding shares, minus 15,000 treasury shares held by the Company, plus, in the case of Mr. Fountain, the number of additional shares that he could purchase upon the exercise of stock options.
(2) Includes 450,000 shares which could be purchased by Mr. Fountain from Registrant upon the exercise of stock options and as to which shares he may be deemed to have sole investment power only.
(3) Based on information contained in filings with the Securities and Exchange Commission and other information available to the registrant.

Management Ownership.

     The following table reflects as of September 15, 2000, the beneficial ownership of Registrant's common stock by its current directors and certain executive officers, individually, and by all current directors and executive officers of Registrant as a group.

Name and address            Amount and nature of            Percent of
of beneficial owner         Beneficial Ownership(1)          Class (2)

Reginald Mr. Fountain,Jr.      2,588,372 (3)                    50.08%

Darryl M. Diamond, M. D.            -0-                           --

George L. Deichmann, III           7,100                           *

Craig F. Goess                      -0-                           --

Guy L. Hecker, Jr.                  -0-                           --

Federico Pignatelli               30,000                           *

Anthony J. Romersa                30,000  (4)                      *

Mark L. Spencer                   33,525  (5)                      *

All current directors and
executive officers  as  a
group  (9  persons)            2,688,997  (6)                   51.49%

44
<PAGE



(1) Except as otherwise noted below, the named individuals and persons included in the group exercise sole voting and investment power with respect to all shares.
(2) Percentages are calculated based on 4,732,608 total outstanding shares, minus 15,000 shares held by Fountain, plus, in the case of each individual and the group, the number of additional shares
     (if any) that could be purchased by that individual or by persons
     included  in  the group upon the exercise of stock  options.   An
     asterisk indicates less than 1.0%.
(3) Includes 450,000 shares which could be purchased by Mr. Fountain from Registrant upon the exercise of stock options and with respect to which shares he may be deemed to have sole investment power only.
(4) Includes 25,000 shares which could be purchased by Mr. Romersa from Registrant upon the exercise of stock options and with respect to which shares he may be deemed to have sole investment power only. Mr. Romersa holds options to purchase 5,000 additional shares which have not yet become exercisable.
(5) Includes 30,000 shares which could be purchased by Mr. Spencer from Registrant upon the exercise of stock options and with respect to which shares he may be deemed to have sole investment power only.
(6) Includes an aggregate of 505,000 shares which could be purchased by persons included in the group from Registrant upon the exercise of stock options and as to which shares such persons may be deemed to have sole investment power only.


Item 13.  Certain Relationships and Related-Party Transactions.

      The following is a schedule of related party transactions for Fiscal 2000, 1999, and1998. The Company has paid rentals at what it believes to be their fair market values during the last three fiscal years to Mr. Fountain or to entities owned by him as follows:

                              Fiscal         Fiscal         Fiscal
                               2000           1999           1998

Apartment Rentals.......... $  9,880       $  19,731      $   6,717

R. M. Fountain, Jr.
 - airplane rentals ....... $    -0-       $     -0-      $ 107,312

 -  interest .............. $    -0-       $  20,447      $  26,509

                           ----------     ----------    -----------
                            $   9,880      $  40,178      $ 140,538
                           ==========      =========     ==========

      The rentals paid to Eastbrook Apartments and Village Green Apartments are primarily for temporary lodging for relocating and transient Company personnel and visitors. The rental paid for the airplane is based upon the actual hours that the airplane was used for Company business plus a monthly stand-by charge for the exclusive use of the airplane. The airplane rental ended in September 1997. During the first quarter of Fiscal 1998 the Company purchased an airplane from Mr. Fountain for $1,375,000. Principal financing for the airplane is through General Electric Capital Corporation. A second note payable to Mr. Fountain for $415,821 was paid off during Fiscal year 1999.

      Mr. Mark L. Spencer is a director of the Company and the President and sole shareholder of Spencer Communications, Inc. which has been retained by Fountain to provide it with advertising and public relations services. Pursuant to their arrangement, Fountain pays $12,000 per month for the services of Mr. Spencer's company, together with additional amounts for printing and productions costs and other associated expenses. Fountain paid Spencer Communications $345,049 in Fiscal 2000, $478,576 in Fiscal 1999, and $288,915 in
Fiscal 1998.

                                  Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8 and Form 8-K.

(a)  Documents filed with Report:

     (1)Financial  Statements.   The following consolidated  financial
     statements of Registrant are contained in Item 8 of this Report.

     Independent auditor's report

     Consolidated balance sheets at June 30, 2000 and 1999

     Consolidated statements of operations for the years ended June 30, 2000, 1999 and 1998

     Consolidated statements of stockholder's equity for the years ended June 30, 2000, 1999 and 1998

     Consolidated statements of cash flows for the years ended June 30, 2000, 1999 and 1998

     Notes to consolidated financial statements

     (2)Financial Statement Schedules.

     Not applicable.

     (3)Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

                               EXHIBIT INDEX

Exhibit
Number              Description of Exhibit

3.1     Registrant's Articles of Incorporation, as amended(filed herewith)

3.2     Registrant's Bylaws, as amended (filed herewith)

4.1 Form of stock certificate (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989)

10.1* Employment Agreement dated March 31, 1989, between Reginald M. Fountain, Jr. and Fountain Powerboats, Inc. (incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989)

10.2* Employment Agreement dated August 24, 1998, between Fountain Powerboats, Inc. and Anthony J. Romersa (incorporated herein by reference from exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

10.3*   Stock   Option  Agreement  dated  August  4,  1995,  between
        Registrant and Reginald M. Fountain, Jr. (filed herewith)

10.4* 1999 Employee Stock Option Plan (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

10.5 *  Stock   Option   Agreement  dated  January  12,  1999,between
        Registrant and Anthony J. Romersa (incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

10.6* Stock Option Agreement dated March 17, 1995, between Registrant and Mark L. Spencer (filed herewith)

27      Financial data schedule
_________________________________
* Denotes a management compensation plan or compensatory plan or arrangement.




(b) Reports on Form 8-K. During the last quarter of the period covered by this Report, no Current Reports on Form 8-K were filed by Registrant.

     Signatures

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.

By:  /s/Reginald M. Fountain, Jr.                        September 26, 2000
        Chairman, President, and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Reginald M. Fountain, Jr.                             September 26, 2000
   Reginald M. Fountain, Jr.
   Chairman, President, and Chief Executive Officer
  (Principal Executive Officer)



 /s/Anthony J. Romersa                                   September 26, 2000
    Anthony J. Romersa
    Executive Vice President, and
    Chief Operating Officer



/s/Darryl M. Diamond, M.D.                               September 26, 2000
   Darryl M. Diamond, M. D.
   Director



/s/George L. Deichmann, III                              September 26, 2000
   George L. Deichmann, III
   Director



/s/Craig F. Geoss                                        September 26, 2000
   Craig F. Geoss
   Director



/s/Guy C. Hecker, Jr.                                    September 26, 2000
Guy C. Hecker, Jr.
Director

/s/Federico Pignatelli                                   September 26, 2000
   Federico Pignatelli
   Director



/s/Mark L. Spencer                                       September 26, 2000
   Mark L. Spencer
   Director



/s/David A. Simmons                                      September 26, 2000
   David A. Simmons
   Chief Financial Officer
  (Principal Accounting and Financial Officer)