Form 10-Q
period 2000-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2000-11-03
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                          FORM 10-Q

                      QUARTERLY REPORT

          FOR THE QUARTER ENDED SEPTEMBER 30, 2000




             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                          FORM 10-Q

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

          Class                     Outstanding at October  11, 2000
  Common Stock, $.01 par value               4,732,608 shares

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                              INDEX

                                                         Page No.

Part I  Financial Information

        Review Report of Independent Certified
         Public Accountants                                     1

        Unaudited Consolidated Balance Sheets,
         September 30, 2000 and June 30, 2000               2 - 3

        Unaudited Consolidated Statements of Operations,
         for the three months ended September 30,
         2000 and September 30, 1999                            4

        Unaudited Consolidated Statements of Cash
         Flows, for the three months ended
         September 30, 2000 and September 30, 1999          5 - 6

        Notes to Unaudited Consolidated Financial
         Statements                                        7 - 10

        Management's Discussion and Analysis of
         Results of Operations and Financial Condition    11 - 13

Part II Other Information


       Item 6  Exhibits and Reports on Form 8 and
                Form 8-K                                       13

       Signature                                               14

To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of September 30, 2000, and the related consolidated statements of operations and cash flows for the three months ended September 30, 2000. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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









/S/PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.
Salt Lake City, Utah
October 30, 2000

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                             ASSETS





                                    September 30,    June 30,
                                         2000          2000
                                    _____________ _____________
CURRENT ASSETS:
  Cash and cash equivalents          $ 1,232,952   $ 1,983,439
  Accounts receivable, net             2,282,950     1,701,643
  Inventories                          5,808,990     7,880,136
  Prepaid expenses                     1,036,871       574,615
  Current tax assets                   1,772,536     1,481,666
                                    _____________ _____________
     Total Current Assets             12,134,299    13,621,499
                                    _____________ _____________
PROPERTY, PLANT AND EQUIPMENT         38,372,328    37,686,040

  Less:  Accumulated depreciation    (19,351,243)  (18,752,789)
                                    _____________ _____________
                                      19,021,085    18,933,251
                                    _____________ _____________
OTHER ASSETS                             901,991       876,334
                                    _____________ _____________
                                     $32,057,375   $33,431,084
                                    _____________ _____________

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                           [Continued]


                                    September 30,    June 30,
                                         2000          2000
                                    _____________ _____________
CURRENT LIABILITIES:
  Current maturities - long-term
   debt                            $   2,616,834 $   2,613,534
  Current maturities - capital
   lease                                  12,999        12,999
  Accounts payable                      5,390,275     4,993,717
  Accrued expenses                      2,195,078     2,504,603
  Dealer territory service
   accrual                                854,822       907,230
  Customer deposits                        31,470       322,040
  Allowance for boat repurchases          200,000       200,000
  Reserve for warranty expense            590,000       590,000
                                    _____________ _____________
     Total Current Liabilities         11,891,478    12,144,123

LONG-TERM DEBT, less current
 maturities                             7,520,741     8,151,546
CAPITAL LEASE, less current
 maturities                                63,940        63,940
DEFERRED TAX LIABILITY                  1,181,283     1,180,817

COMMITMENTS AND CONTINGENCIES
  [NOTE 7]                                      -             -
                                    _____________ _____________
     Total Liabilities                 20,657,442    21,540,426
                                    _____________ _____________



STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,732,608 shares issued               47,326        47,326
   Additional paid -in
    capital                           10,303,640    10,303,640
  Retained earnings                    1,159,715     1,650,440
                                    _____________ _____________
                                      11,510,681    12,001,406
Less: Treasury stock, at cost,
 15,000 shares                          (110,748)     (110,748)
                                    _____________ _____________
     Total Stockholders' Equity       11,399,933    11,890,658
                                    _____________ _____________
                                     $32,057,375   $33,431,084
                                    _____________ _____________



 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                     For the Three Months Ended
                                           September 30,
                                    ____________________________
                                         2000          1999
                                    _____________ ______________
NET SALES                           $  13,686,344 $   10,795,168

COST OF SALES                          11,791,217      8,759,941
                                    _____________ ______________
  Gross Profit                          1,895,127      2,035,227
                                    _____________ ______________
EXPENSES:
  Selling expense                       1,598,692      1,586,283
  Selling expense - related parties        75,082        127,097
      General and administrative          747,692        721,503
                                    _____________ ______________
     Total expenses                     2,421,466      2,434,883
                                    _____________ ______________
OPERATING INCOME (LOSS)                  (526,339)      (399,656)

NON-OPERATING INCOME (EXPENSE):
  Other income (expense)                    8,687         28,986
  Interest expense                       (253,691)      (283,391)
                                    _____________ ______________
INCOME (LOSS) BEFORE INCOME TAXES        (771,343)      (654,061)

CURRENT TAX EXPENSE                         9,785              -

DEFERRED TAX (BENEFIT)                   (290,404)      (284,303)
                                    _____________ ______________

NET INCOME (LOSS)                   $    (490,724)$     (369,758)
                                    _____________ ______________

EARNINGS (LOSS) PER SHARE           $        (.10)$         (.08)
                                    _____________ ______________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                           4,732,608      4,732,608
                                    _____________ ______________

DILUTED EARNINGS PER SHARE:         $         N/A $          N/A
                                    _____________ ______________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                          N/A            N/A
                                    _____________ ______________



 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

        Increase (Decrease) in Cash and Cash Equivalents

                                   For the Three Months Ended
                                         September 30,
                               __________________________________
                                     2000              1999
                               ________________  ________________
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)            $       (490,724) $       (369,758)
                               ________________  ________________
  Adjustments to reconcile
    net income (loss)to net
    cash provided by operating
    activities:
     Depreciation expense               598,453           637,896
     Net deferred taxes                (290,404)         (284,303)
     Change in assets and
      liabilities:
       (Increase) decrease in
         accounts receivable           (581,308)         (232,922)
       (Increase) decrease in
         inventories                  2,071,146        (1,053,428)
       (Increase) decrease in
         prepaid expenses              (462,256)          (68,601)
       Increase (decrease) in
         accounts payable               396,558         1,496,682
       Increase (decrease) in
         accrued expenses              (300,525)         (593,501)
       Increase (decrease) in
         dealer territory
         service accrual                (52,408)         (107,026)
       Increase (decrease) in
         customer deposits             (290,569)            5,350
                                 ________________  ________________
        Net Cash Provided
         (Used) by Operating
         Activities            $        588,963  $       (569,611)
                               ________________  ________________
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of property, plant,
   and equipment                       (686,288)         (472,545)
  (Increase) in other assets            (25,657)          (33,744)
                               ________________  ________________
        Net Cash Provided
        (Used) by Investing
         Activities            $       (711,945) $       (506,289)
                               ________________  ________________
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Repayment of long-term debt  $       (627,505) $       (237,177)

                               ________________  ________________
        Net Cash Provided
        (Used) by Financing
          Activities           $       (627,505) $       (237,177)
                               ________________  ________________
Net increase (decrease) in
 cash and cash equivalents     $       (750,487) $     (1,313,077)

Cash and cash equivalents
 at beginning of year                 1,983,439         2,217,301
                               ________________  ________________
Cash and cash equivalents at
 end of period                 $      1,232,952  $        904,224
                               ________________  ________________

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

        Increase (Decrease) in Cash and Cash Equivalents

                           [Continued]

                                   For the Three Months Ended
                                         September 30,
                               __________________________________
                                     2000              1999
                               ________________  ________________
Supplemental Disclosures of
 Cash Flow information:
  Cash paid during the period
   for:
     Interest                  $        270,140  $        280,805
     Income taxes              $          9,785  $              -


Supplemental Disclosures of Noncash investing and financing activities:
  For the three month period ended September 30, 2000:
     None

  For the three month period ended September 30, 1999:
       None





 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                          (Unaudited)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

  Although these statements have been reviewed by our independent auditors, they are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended September 30, 2000 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GAIN ON INSURANCE CLAIMS FROM HURRICANES

   During  September 1999, the Company experienced flooding and the temporary closure of the production facility as a  result of Hurricanes "Dennis" and "Floyd" hitting Eastern North Carolina. As a result of the hurricanes, the Company sustained damages of  approximately $277,172 to inventory and $389,063 to property,
   plant  and equipment,   which  includes  $300,000  in  damages
   to the Company's yacht mold and $51,658 in additional expenses. The Company filed a business interruption claim for damages due to  lost  revenues from the closure of the production facility and  inefficiencies due to storm preparation, cleanup and work
   force  shortages.   As  of September 30, 2000,  the  insurance
   carriers have paid $1,058,618 for damages to the inventory, property, plant, and equipment including the Yacht Mold and
   other  expenses.   The Company filed its  claim  for  business
   interruption and believes it complied with all aspects of its policy. When a timely and reasonable resolution could not be
   reached,   the  Company  filed  suit  against  its   insurance
   carrier.   As of September 30, 2000 the insurance carrier  has
   advanced $951,650 towards the business interruption claim. During fiscal year 2000 the Company has recorded a gain on insurance claims from the hurricanes of $891,539. On October
   10, 2000 checks totaling $1,350,000 were received by the Company from the insurance carrier in full and final payment of all claims.



NOTE 3 - ACCOUNTS RECEIVABLE

  As of September 30, 2000, accounts receivable were $2,282,950 net of the allowance for bad debts of $27,841. This represents an increase of $581,307 from the $1,701,643 in net accounts receivable recorded at June 30, 2000. Of the
  $2,282,950  balance  at  September  30,  2000,  $1,767,509  has subsequently been collected as of October 11, 2000, and the remaining $515,441 is believed to be fully collectible.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                            (Unaudited)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INVENTORIES

  Inventories at September 30, 2000 and June 30, 2000 consisted of the following:

                                     September 30,      June 30,
                                        2000             2000
                                    _____________   _____________
         Parts and supplies         $   3,395,605   $   3,402,176
         Work-in-process                1,691,303       3,743,713
         Finished goods                   872,082         884,247
         Obsolete inventory reserve      (150,000)       (150,000)
                                    _____________   _____________
           Total                    $   5,808,990   $   7,880,136
                                    _____________   _____________

NOTE 5 - REVENUE RECOGNITION

  The Company generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, legal title and all other incidents of ownership have passed from the Company to the dealer or to the Government, and an account receivable is recorded or payment is received from the dealer, from the Government, or from the dealer's third-party commercial lender. This is the method of sales recognition in use by most boat manufacturers

  The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the boat has been completed and shipped to a dealer or to the Government, that title and all other incidents of ownership have passed to the dealer or to the Government, and that there is no direct or indirect commitment to the dealer or to the Government to repurchase the boat or to pay floor plan interest for the dealer beyond the normal, published sales program terms.

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

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                            (Unaudited)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES

  Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 2000, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $32,235,188. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events, which can be reasonably estimated. At September 30, 2000, the allowance for boat repurchases was $200,000.

  Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to $372,675 for the first three months of Fiscal 2001 and are included in the accompanying consolidated statements of operations as part of selling expense. At September 30, 2000, the estimated unpaid dealer incentive interest included in accrued expenses amounted to $534,978.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                           (Unaudited)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

  At September 30, 2000, the Company had receivables from and advances to employees of the Company amounting to $9,198.

  The  Company  paid  $75,082 for the three  month  period  ended
  September 30, 2000, for advertising and public relations services from an entity owned by a director of the Company.


NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

  For  the  three  month  period ended September  30,  2000,  the
  Company  provided $0 for current income taxes and a benefit  $0 for deferred income taxes.

NOTE 9 - STOCK OPTIONS

  At September 30, 2000 there were 526,000 unexercised stock options, of which 510,000 were held by officers and directors of the Company at prices ranging from $3.1875 to $5.00 per share.

NOTE 10 - EARNINGS (LOSS) PER SHARE

  The computations of earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings per share for the three month period ended September 30, 2000 and 1999, was not presented as its effect was anti-dilutive.

  NOTE 11 - SUBSEQUENT EVENTS

  On October 10, 2000, checks totaling $1,350,000 were received by the Company from the insurance carrier in full and final payment of all insurance claims (See Note 2). Proceeds will be used to pay legal, accounting, and other hurricane claims associated expenses of approximately $202,000.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

     The operating loss for the first quarter ended September 30, 2000 was $(526,339) or $(.11) per share versus $(399,656) or
$(.08)  per  share for the corresponding period of  the  previous
year.   The  operating loss as a percent of sales for  the  first
quarter of Fiscal 2001 was (3.8)% versus (3.7)% for the same period the previous Fiscal year. The net loss for the first
quarter  of  Fiscal 2001 was $(490,724) or $(.10) per share.   This
compares to a net loss of $(369,758) or $(.08) per share for the first quarter of Fiscal 2000.

      Net sales were $13,686,344 for the first quarter of Fiscal 2001 as compared to $10,795,168 for the first quarter of the prior Fiscal year. Unit sales volume for the first quarter of Fiscal 2001 was 96 boats as compared to 89 boats for the first
Fiscal quarter of 2000. The hurricanes that hit eastern North Carolina in September, 1999 (see Note 2) disrupted production and shipments of boats and had an adverse effect on the first quarter of Fiscal 2000. Sales revenue for the three months ended September 30, 2000, was 3 % below planned sales revenue. Sales were affected by the cooler than normal weather experienced by much of the United States this past summer.

The Company believes the introduction of the new line of wide beam cruisers, which is intended to address the growing demand for family-oriented cruisers in the North American middle market, will generate additional sales revenue and the Company will meet its planned boat sales revenue of $54,000,000 for fiscal 2001.

     For the first quarter of Fiscal 2001, the gross margin on sales was $1,895,127 (14%) as compared to $2,035,227 (19%) for the first quarter of the prior fiscal year. The decrease in gross margin was due primarily to higher than expected production costs, particularly cost of sale for the 65 Yacht, higher insurance costs because of increased rates caused by the hurricanes, and higher development costs associated with the wide beam cruisers mentioned above.

      Selling expenses were $1,673,774 for the first quarter of Fiscal 2001 as compared to $1,713,380 for the first quarter of last Fiscal year. Decreased selling expense was primarily due to a decrease in racing expense (383,000) and an increase in advertising expense (188,000) and dealer floor plan interest (162,000).

      General and administrative expenses were $747,692 for the first quarter of Fiscal 2001 as compared to $721,503 for the first quarter of last Fiscal year.

      Interest expense for the first quarter of Fiscal 2001 was $253,691 as compared to $283,391 for the first quarter of last year.

      Other non-operating (income)/expense for the first quarter was $(8,687) as compared to $(28,986) for the first quarter of last fiscal year.


Financial Condition.

      The  Company's  cash  flows  for  the  three  months  ended
September 30, 2000 are summarized as follows:

        Net cash provided by operating activities....$    588,963
        "    " used in investing activities..............(711,945)
         "   "   used by financing activities............(627,505)

        Net    decrease   in   cash..................$   (750,487)
                                                     =============

      This net decrease compares to a $(1,313,077) net decrease for the first three months of the prior fiscal year.

      Cash used in the first three months of Fiscal 2001 to acquire additional property, plant, and equipment (investing activity) amounted to $711,945 of which $25,657 was for other assets.

      For the remainder of the year ending June 30, 2001 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations. In addition, management believes that with the near term settlement of its pending insurance claim, the Company's sales and production volume will continue to grow with a gradual improvement in net earnings and cash flow. Most of the Company's cash resources will be used to maintain and improve its plant and equipment and for new product tooling.

Cautionary Statement for Purposes of "Safe Harbor" Under the
Private Securities Reform Act of 1995.

      The Company may, from time to time, make forward-looking statements, including statements projecting, forecasting, or
estimating  the Company's performance and industry  trends.   The
achievement of the projections, forecasts, or estimates contained
in   these   statements   is  subject  to   certain   risks   and
uncertainties,   and  actual  results  and  events   may   differ
materially from those projected, forecasted, or estimated.

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


PART II.  Other Information.


ITEM 6:   Exhibits and Reports on Form 8-K.

     (a)  No Exhibits


     (b) The Registrant filed no Current Reports on Form 8-K during the first three months of Fiscal 2001.

                            SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               FOUNTAIN POWERBOAT INDUSTRIES, INC.
                          (Registrant)






By:  /S/David A. Simmons               Date: October 31, 2000
     Chief Financial Officer and
     Designated Principal Accounting
     Officer