Form 10-Q
period 2000-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2001-02-12
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                            FORM 10-Q

                        QUARTERLY REPORT

             FOR THE QUARTER ENDED DECEMBER 31, 2000


               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                            FORM 10-Q

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000

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

         Yes   X                    No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
         Class               Outstanding at January 30, 2001
 _________________________    ______________________________
 Common Stock, $.01 par value       4,732,608 Shares

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART I.   Financial Information.                              Page No.

      Review Report of Independent Certified
        Public Accountants...........................              4

      Unaudited Consolidated Balance Sheets
        December 31, 2000 and June 30,2000.........              5-6

      Unaudited Consolidated Statements of Operations -
        Three and Six Months Ended December 31,2000
        and December 31,1999.........................              7

      Unaudited Consolidated Statements of Cash Flows -
        Six Months Ended December 31,2000
        and December 31,1999........................             8-9

      Notes to Unaudited Consolidated Financial Statements ... 10-13

      Management's Discussion and Analysis of
        Results of Operations and Financial Condition. . .     14-16



PART II.  Other Information.

Item 6.   Exhibits and Reports on Form 8 and Form 8-K.......      16


          Signature........................................       17

To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. as of December 31, 2000, and the related consolidated statements of operations and cash flows for the three and six months then ended. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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


January 23, 2001
Salt Lake City, Utah

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                             ASSETS






                                        December 31,   June 30,
                                            2000         2000
                                        ___________   ___________
CURRENT ASSETS:
  Cash  and  cash equivalents           $ 2,048,890   $ 1,983,439
  Accounts receivable, net                  727,755     1,701,643
  Inventories                             5,263,320     7,880,136
  Prepaid expenses                          889,360       574,615
  Current deferred tax assets             1,404,836     1,481,666
  Deferred cost of sales                     64,678             -
                                        ___________   ___________
         Total Current Assets            10,398,839    13,621,499
                                        ___________   ___________
PROPERTY, PLANT AND EQUIPMENT            37,684,042    37,686,040


  Less:  Accumulated depreciation       (19,332,402)  (18,752,789)
                                        ___________   ___________
       Total Property, Plant and
	    Equipment                      18,351,640    18,933,251
                                        ___________   ___________

OTHER ASSETS                                927,648       876,334
                                        ___________   ___________
                                        $29,678,127   $33,431,084
                                        ===========   ===========

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                           [Continued]


                                        December 31,   June 30,
                                            2000         2000
                                        ___________   ___________
CURRENT LIABILITIES:
  Current maturities - long-term debt   $ 2,422,719   $ 2,613,534
  Current maturities - capital lease         13,651        12,999
  Accounts payable                        4,237,535     4,993,717
  Accrued expenses                        2,209,851     2,504,603
  Dealer territory service accrual        1,138,284       907,230
  Customer deposits                         165,035       322,040
  Deferred sales                            167,174             -
  Allowance for boat repurchases            200,000       200,000
  Reserve for warranty expense              590,000       590,000
                                        ___________   ___________
     Total Current Liabilities           11,144,249    12,144,123
                                        ___________   ___________
LONG-TERM DEBT, less current portion      5,989,143    8,151,546
CAPITAL LEASE, less current maturities       63,288       63,940
DEFERRED TAX LIABILITY                      925,152    1,180,817

COMMITMENTS AND CONTINGENCIES [NOTE 6]            -            -
                                        ___________   __________

  Total Liabilities                      18,121,832   21,540,426
                                        ___________   __________

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,732,608 shares issued                  47,326       47,326
  Additional paid-in capital             10,303,640   10,303,640
  Retained earnings                       1,316,077    1,650,440
                                        ___________   __________
                                         11,667,043   12,001,406
  Less: Treasury stock                     (110,748)    (110,748)
                                        ___________   __________
       Total Stockholders' Equity        11,556,295   11,890,658
                                        ___________   ___________
                                        $29,678,127   $33,431,084
                                        ===========   ===========

 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                             For The Three         For The Six
                             Months Ended          Months Ended
                             December 31           December 31
                          2000       1999        2000       1999
                       __________ ___________ ___________ ___________
NET SALES              $8,838,621 $15,384,022 $22,524,964 $26,179,190

COST OF SALES           7,816,539  12,213,163  19,607,756  20,973,104
                       __________ ___________ ___________ ___________
     Gross Profit       1,022,082  3,170,859    2,917,208   5,206,086

EXPENSES
     Selling Expense    1,278,544  1,502,305    2,912,198   3,088,588
     Selling expense -
      related parties     117,255          -      157,375     127,097
     General &
      Administrative      720,005    694,530    1,467,697   1,416,033
                       __________ ___________ ___________ ___________
         Total Expenses 2,115,804   2,196,835   4,537,270   4,631,718
                       __________ ___________ ___________ ___________

OPERATING INCOME(LOSS) (1,093,722)    974,024  (1,620,062)    574,368
NON-OPERATING
INCOME/(EXPENSE)
     Other income
      (expense)         1,069,187     (22,413)  1,077,874       6,573
     Interest expense    (217,764)   (244,095)   (471,455)   (527,486)
     Gain on sale of
       assets             500,446           -     500,446           -
                       __________ ___________ ___________ ___________

INCOME(LOSS)BEFORE TAX    258,147     707,516    (513,197)     53,455

CURRENT TAX EXPENSE        (9,785)          -           -      (9,785)

DEFERRED TAXES(BENEFIT)   111,569     326,103    (178,835)     41,800
                       __________ ___________ ___________ ___________
NET INCOME (LOSS)         156,363     381,413    (334,362)     11,655
                       ========== =========== =========== ===========

EARNINGS(LOSS)PER SHARE      .033        .081       (.071)       .002
                       __________ ___________ ___________ ___________
WEIGHTED AVERAGE
    SHARES OUTSTANDING  4,732,608   4,732,608   4,732,608   4,732,608
                       __________ ___________ ___________ ___________

DILUTED EARNINGS PER
  SHARE                   N/A         N/A          N/A        N/A
                       __________ ___________ ___________ ___________
DILUTED WEIGHTED AVERAGE
    SHARES OUTSTANDING    N/A         N/A          N/A        N/A
                       __________ ___________ ___________ ___________

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                      For the Six Months Ended
                                            December 31,
                                   _____________________________
                                       2000            1999
					     _____________ _______________
  CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Income (Loss)                $    (334,362)$        11,655

  Adjustments to reconcile net
  income(loss)to net
    Cash provided by operating
      activities:
        Depreciation Expense           1,193,082       1,053,298
            Gain on sale of fixed
	       assets                     (500,446)              -
            Net deferred taxes          (178,835)       (242,504)
            Change in assets and
              liabilities:
             (Increase) decrease in
                accounts receivable      973,888        (508,416)
             (Increase) decrease in
                inventory              2,616,816      (1,320,877)
             (Increase) decrease in
                prepaid expenses        (314,745)        (41,457)
              Increase (decrease)in
                deferred sales           102,496               -
              Increase (decrease)in
                accounts payable        (756,182)      1,545,274
              Increase (decrease)in
                accrued expenses        (294,753)       (258,528)
              Increase (decrease)in
                dealer territory
                 service accrual         231,054               -
              Increase (decrease)in
                customer deposits       (157,005)       (132,247)
					     _____________ _______________
               Net Cash Provided
                 by (Used in)
                 Operating
                  Activities       $   2,581,008 $       106,198
					     _____________ _______________

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property plant
         and equipment                (1,741,849)       (565,787)
       Proceeds from sale of fixed
         assets                        1,750,920               -
       (Increase) in other assets        (51,314)        (64,397)
					     _____________ _______________
               Net Cash Provided
                by (Used) Investing
                Activities         $     (42,243)$      (630,184)
					     _____________ _______________

  CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term debt
                                      (2,473,314)       (850,447)
					     _____________ _______________
            Net Cash Provided by
            (Used in) Financing
             Activities            $  (2,473,314)$      (850,447)
					     _____________ _______________
  Net increase (decrease) in cash  $      65,451 $    (1,374,433)

  Cash and Cash Equivalents at
   beginning of year               $   1,983,439 $     2,217,300
					     _____________ _______________

  Cash and Cash Equivalents at end
   of period                       $   2,048,890 $       842,867
                                   ============= ===============
                           [Continued]

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                           [Continued]


                                      For the Six Months Ended
                                            December 31,
                                   _____________________________
                                       2000            1999
					     _____________ _______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest                     $     474,502 $       527,486
      Income Taxes                             -               -


Supplemental Disclosures of Non-Cash Investing and Financing
Activities:
  For the six-month period ended December 31, 2000:
      The Company purchased $120,096 in vehicles through the issuance of additional notes payable.

  For the six month period ended December 31, 1999:
     None



















 The accompanying notes are an integral part of these financial statements.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                                (Unaudited)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Although these statements have been reviewed by our independent auditors, they are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - OTHER INCOME (EXPENSE)

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

As of June 30, 2000, the insurance carriers had paid $1,783,618 in claims and in October, 2000, paid an additional $1,350,000 in full and final payment of all claims. This has been reflected under "Non-Operating Income (Expense)" on the statement of operations.

Also inclued in other income is the gain on the sale of fixed assets in the amount of $500,446. The majority of this gain was from the sale of the Company's airplane.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                                (Unaudited)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE

  As of December 31, 2000, accounts receivable were $727,755 net of the allowance for bad debts of $27,841. This represents a decrease of $973,888 from the $1,701,643 in net accounts receivable recorded at June 30, 2000. Of the $727,755 balance at December 31, 2000,
$422,542 has subsequently been collected as of January 31, 2001, and the remaining $305,213 is believed to be fully collectible.

NOTE 4 - INVENTORIES

  Inventories at December 31, 2000 and June 30, 2000 consisted of the following:

                                       December 31,    June 30,
                                          2000           2000
                                     _____________  _____________
Parts and supplies...................$   3,006,649  $   3,402,176
Work-in-process......................    1,721,933      3,743,713
Finished goods.......................      528,454        716,304
Sportswear...........................      156,284        167,943
Obsolete inventory reserve...........     (150,000)      (150,000)
                                     _____________  _____________
      Total..........................$   5,263,320  $   7,880,136
                                     =============  =============


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

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                                (Unaudited)

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 2000, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $28,454,647. The Company has reserved for future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events, which can be reasonably estimated. At December 31, 2000, the allowance for boat repurchases was $200,000.

Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to approximately $552,899 for the first six months of Fiscal 2001 and are included in the accompanying consolidated statements of operations as part of selling expense. At December 31, 2000, the estimated unpaid dealer incentive interest included in accrued expenses amounted to $390,262.

       FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                           (Unaudited)

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

At December 31, 2000, the Company had receivables from and advances to employees of the Company amounting to $16,002.

The Company paid or has accrued during the first six months of Fiscal 2001, $4,178 for apartment rentals to Eastbrook Apartments and Village Green Apartments which are entities owned by Mr. Fountain. The rentals are primarily for temporary lodging for relocating and transient Company personnel and visitors.

The Company paid or has accrued $157,375 for the six month period ended December 31, 2000, for advertising and public relations services from an entity owned by a director of the Company.

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

For the six month period ended December 31, 2000, the Company provided $0 for current income taxes and a benefit of $(178,835) for deferred income taxes.

NOTE 9 - STOCK OPTIONS

At December 31, 2000, there were 526,000 unexercised stock options, of which 505,000 were held by officers and directors of the Company at prices ranging from $3.1875 to $5.00 per share.


NOTE 10 - EARNINGS (LOSS) PER SHARE

The  computation of earnings (loss) per share and diluted  earnings
(loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings (loss) per share for the six-month period ended December 31, 2000 and 1999, was not presented, as its effect was anti-dilutive.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

     The loss from operations for the second quarter ended December 31, 2000, was $(1,093,722) or $(.23) per share versus operating income of $974,024 or $.21 per share for the corresponding period of the previous year. Operating loss as a percent of sales for the second quarter of Fiscal 2001 was (12.4)% versus operating income as a percent of sales of 6.3% for the same period the previous Fiscal year. The net profit for the second quarter of Fiscal 2001 was $156,363 or $.033 per share. This compares to net profit amounting to $381,413, or $.081 per share for the second quarter of Fiscal 2000.

      Net sales were $8,838,621 for the second quarter of Fiscal 2001 as compared to $15,384,022 for the second quarter of the prior Fiscal year. Unit sales volume for the second quarter of Fiscal 2001 was 69 boats as compared to 129 boats for the second quarter of Fiscal 2000. Although the Company maintained a backlog of orders during the period, it was affected by the slowdown in the marine industry. Retail sales were down industry wide, resulting in large dealer inventories of boats from other manufacturers and this reduced the availability of dealer floor plan credit. The Company had orders from dealers for product, but could not build or ship because of the lack of dealer credit.

      The Company believes the introduction of the new line of wide beam cruisers and fish boats will generate additional sales revenue with its expanded product line and increase the dealer base for its boats.

      For the second quarter of Fiscal 2001, the gross margin on sales was $1,022,082 (11.6%) as compared to $3,170,859 (20.6%) for the second quarter of Fiscal 2000. The low sales volume and the product mix had the most significant effect on margins. Cost reduction efforts in employee costs, maintenance, and research and development were not enough to offset the increased costs of insurance, volume and product mix.

      Selling  expenses were $1,395,799 for the second  quarter  of
Fiscal 2001 as compared to $1,502,305 for the second quarter of last Fiscal year. Dealer floor plan interest and magazine advertising were lower and cost of brochures and promotions were higher in the second quarter of fiscal year 2001 versus the second quarter of fiscal year 2000.

       General and administrative expenses were $720,005 for the second quarter of Fiscal

2001 as compared to $694,530 for the second quarter of last Fiscal year. Most of the decrease was an employment tax adjustment in tax allocation between production and administration departments.

      Interest expense for the second quarter of Fiscal 2001 was $217,764 as compared to $244,095 for the second quarter of last Fiscal year. Interest expense is down due to an overall reduction in long-term debt.




     Other non-operating (income)/expense for the second quarter of Fiscal 2001 was $1,569,633 of income as compared to $22,413 of expense for the second quarter of last Fiscal year. Other income this year includes the gain on the sale of the Company airplane and the full and final payment of all claims arising from the hurricane damage.

Financial Condition.

     The Company's cash flows for the six months ended December 31, 2000 are summarized as follows:

Net cash provided by operating activities...........   $ 2,581,008
  "    " used by investing activities ..............       (42,243)
 "   " used by financing activities  ...............    (2,473,314)
                                                       ___________
         Net  increase  in cash.....................   $    65,451
                                                       ===========

      This net increase compared to a $(1,374,433) net decrease for the second six months of the prior fiscal year.

     Cash used in the first six months of Fiscal 2001 to acquire additional property, plant, and equipment (investing activity) amounted to $1,741,649 of which $1,580,953 was for plugs, molds, and other product tooling. Proceeds from the sale of the Company airplane reduced cash used by investing activities by $1,744,126.

     Cash was used in financing activities to pay off the notes secured by the airplane and the payment of the long-term debt current maturities as it became due.

     For the remainder of Fiscal 2001 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations. Management believes the introduction of the wide beam cruisers and the expansion of the wide beam fish boat line will increase sales and production volume and the corresponding reduction in tooling costs as the new product enters production, will generate a positive cash flow. Most of the Company's cash resources will be used to build customer ordered boats, maintain its plant and equipment, and reduce accounts payable.

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


PART II.  Other Information.


ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

          (a) No Exhibits

          (b) No Current Reports on Form 8-K were filed by the
          Registrant during the first six months of Fiscal 2001.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               FOUNTAIN POWERBOAT INDUSTRIES, INC.
                          (Registrant)





By:  David A. Simmons                    Date: January 31, 2001
     Chief Financial Officer
     and Designated Principal
     Accounting Officer