Form 10QSB
period 2001-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2001-05-11
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                 FORM 10-Q

                             QUARTERLY REPORT

                   FOR THE QUARTER ENDED MARCH 31, 2001


                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 2001

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

         Yes   X                    No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
         Class                    Outstanding at April 23,2001
 Common Stock, $.01 par value           4,732,608 Shares

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                              INDEX


PART I.   Financial Information.                              Page No.

      Review Report of Independent Certified
        Public Accountants...........................              4

      Consolidated Condensed Balance Sheets
        March 31, 2001 and June 30,2000..............            5-6

      Consolidated Condensed Statements of Operations -
        Three and Nine Months Ended March 31,2001
        and March 31,2000.............................             7

      Consolidated Condensed Statements of Cash Flows -
        Nine Months Ended March 31,2001
        and March 31,2000............................            8-9

      Notes to Consolidated Condensed Financial Statements ....10-13

      Management's Discussion and Analysis of
        Results of Operations and Financial Condition......    14-16



PART II.  Other Information.

Item 6.   Exhibits and Reports on Form 8 and Form 8-K.......     16


          Signature........................................      17

To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC.
Washington, North Carolina


We have reviewed the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. and Subsidiary as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three and nine months then ended. We conducted our review in accordance with Standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fountain Powerboat Industries, Inc.

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






/S/PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.


May 3, 2001
Salt Lake City, Utah

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Unaudited)


                                  ASSETS






                                         March 31,     June 30,
                                            2001         2000
                                        ___________   ___________
CURRENT ASSETS:
  Cash and cash equivalents             $   243,542   $ 1,983,439
  Accounts receivable, net                  978,523     1,701,643
  Inventories                             5,864,817     7,880,136
  Prepaid expenses                          575,801       574,615
  Current deferred tax assets             1,437,911     1,481,666
  Deferred cost of sales                     64,678             -
                                        ___________   ___________
     Total Current Assets                 9,165,272    13,621,499
                                        ___________   ___________
PROPERTY, PLANT AND EQUIPMENT            39,000,256    37,686,040


  Less:  Accumulated depreciation       (19,857,838) (18,752,789)
                                        ___________   __________
                                         19,142,418   18,933,251
                                        ___________   __________

OTHER ASSETS                                961,947      876,334
                                        ___________   ___________
TOTAL ASSETS                            $29,269,637   $33,431,084
                                        ___________   ___________









The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Unaudited)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                [Continued]


                                         March 31,     June 30,
                                            2001         2000
                                        ___________   ___________
CURRENT LIABILITIES:
  Current maturities - long-term debt   $ 2,562,465   $ 2,613,534
  Current maturities - capital lease         13,989        12,999
  Accounts payable                        5,083,408     4,993,717
  Accrued expenses                        1,639,318     2,504,603
  Dealer territory service accrual        1,092,663       907,230
  Customer deposits                          55,278       322,040
  Deferred sales                            167,174             -
  Allowance for boat repurchases            200,000       200,000
  Reserve for warranty expense              590,000       590,000
                                        ___________   ___________
     Total Current Liabilities           11,404,295    12,144,123

LONG-TERM DEBT, less current portion      5,352,311     8,151,546
CAPITAL LEASE, less current maturities       62,950        63,940
DEFERRED TAX LIABILITY                      904,415     1,180,817

COMMITMENTS AND CONTINGENCIES [NOTE 6]            -             -
                                        ___________   ___________

  Total Liabilities                      17,723,971    21,540,426
                                        ___________   ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,732,608 shares issued                  47,326        47,326
  Additional paid-in capital             10,303,640    10,303,640
  Retained earnings                       1,305,448     1,650,440
                                        ___________   ___________
                                         11,656,414    12,001,406
  Less: Treasury stock                     (110,748)     (110,748)
                                        ___________   ___________
       Total Stockholders' Equity        11,545,666    11,890,658
                                        ___________   ___________
                                        $29,269,637   $33,431,084
                                        ___________   ___________


The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)


                             For The Three    For The Nine Months
                             Months Ended            Ended
                               March 31             March 31
                       ______________________ ________________________
                          2001       2000         2001       2000
                       __________ ___________  ___________ ___________
NET SALES              $9,966,147 $14,306,940  $32,491,111 $40,486,130

COST OF SALES           7,960,103  11,789,264   27,557,859  32,607,955
                       __________ ___________  ___________ ___________
  Gross Profit          2,006,044   2,517,676    4,933,252   7,878,175
                       __________ ___________  ___________ ___________
EXPENSES
  Selling Expense       1,313,178   1,941,220    4,225,376   5,160,257
  Selling expense -
   related parties         38,692           -      196,067           -
  General &
   Administrative         491,473     699,508    1,969,170   2,305,590
                       __________ ___________  ___________ ___________

     Total Expenses     1,843,343   2,640,728    6,390,613   7,465,847
                       __________ ___________  ___________ ___________


OPERATING INCOME (LOSS)   162,701    (123,052)  (1,457,361)    412,328
                       __________ ___________  ___________ ___________
NON-OPERATING
 INCOME/(EXPENSE)
   Other income            16,867   1,100,818    1,654,400   1,146,379
   Interest expense      (125,548)   (249,694)    (656,216)   (777,180)
                       __________ ___________  ___________ ___________

INCOME (LOSS) BEFORE TAX   54,020     728,072     (459,177)    781,527

CURRENT TAX EXPENSE             -     184,612            -     184,612

DEFERRED TAXES (BENEFIT)   64,649     (14,733)    (114,186)     27,067
                       __________ ___________  ___________ ___________
NET INCOME (LOSS)         (10,629)    558,193     (344,991)    569,848
                       __________ ___________  ___________ ___________
EARNINGS (LOSS) PER
 SHARE                      (.002)       .118        (.073)       .120
                       __________ ___________  ___________ ___________
WEIGHTED AVERAGE
 SHARES OUTSTANDING     4,732,608   4,732,608    4,732,608   4,732,608
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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                    Nine Months Ended March 31,
                                       2001            2000
                                    ___________  _____________
  CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net Income (Loss)                $  (344,991) $     569,848

  Adjustments to reconcile net
   income (loss) to net
     Cash provided by operating
       activities:
        Depreciation Expense          1,718,518      1,747,766
        Gain on sale of fixed
         assets                        (500,446)             -
         Net deferred taxes            (232,647)        27,067
         Change in assets and
           liabilities:
         (Increase) decrease in
           accounts receivable          723,120     (1,095,333)
         (Increase) decrease in
           inventory                  2,015,319     (1,887,533)
         (Increase) decrease in
           prepaid expenses              (1,186)       260,749
          Increase (decrease) in
           deferred sales               102,496              -
          Increase (decrease) in
            accounts payable             89,691      1,069,294
          Increase (decrease) in
            accrued expenses           (865,285)      (185,516)
          Increase (decrease) in
            dealer territory                  -       (561,481)
          Service accrual               185,433              -
          Increase (decrease) in
            customer deposits          (266,762)       (43,014)
                                    ___________  _____________
               Net Cash Provided
                 by (Used in)Operating
                 Activities         $ 2,623,260  $   (  98,153)
                                    ___________  _____________

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property plant
      and equipment                  (3,178,160)      (713,066)
    Proceeds from sale of fixed
      assets                          1,750,920              -
   (Increase) in other assets           (85,612)       (89,823)
                                    ___________  _____________
               Net Cash Provided
                 by (Used) Investing
                 Activities         $(1,512,852) $    (802,889)
                                    ___________  _____________

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt      (2,850,305)    (1,165,259)
                                    ___________  _____________
               Net Cash Provided by
                (Used in) Financing
                 Activities         $(2,850,305) $  (1,165,259)
                                    ___________  _____________

  Net increase (decrease)in cash    $(1,739,897) $  (2,066,301)

  Cash and Cash Equivalents at
    beginning of year               $ 1,983,439  $   2,217,301
                                    ___________  _____________

  Cash and Cash Equivalents at end
  of period                         $   243,542  $     151,000
                                    ___________  _____________



                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                [Continued]


                                    For the Nine Months Ended
                                             March 31,
                                    __________________________
                                        2001          2000
                                    ____________  _____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest                      $    596,423  $     789,270
      Income Taxes                             -              -


Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  For the nine month period ended March 31, 2001:
     None

  For the nine month period ended March 31, 2000:
     None



















The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                                     (Unaudited)

           NOTES TO CONSOLIDATED CONDENSED  FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Although these statements have been reviewed by our independent auditors, they are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's June 30, 2000 audited financial statements. The results of operations for the period ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                                     (Unaudited)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE

  As of March 31, 2001, accounts receivable were $978,523 net of the allowance for bad debts of $27,841. This represents a decrease of $723,119 from the $1,701,643 in net accounts receivable recorded at June 30, 2000. Of the $978,524 balance at March 31, 2001, $793,072 has subsequently been collected as of April 25, 2001, and the remaining $185,472 is believed to be fully collectible.

NOTE 4 - INVENTORIES

  Inventories at March 31, 2001 and June 30, 2000 consisted of the following:

                                           March 31,        June 30,
                                             2001             2000
                                         ___________      ___________
Parts  and  supplies.....................$ 3,443,889      $ 3,402,176
Work-in-process..........................  2,125,101        3,743,713
Finished goods...........................    270,961          716,304
Sportswear...............................    174,866          167,943
Obsolete inventory reserve...............   (150,000)        (150,000)
                                         ___________      ___________
          Total..........................$ 5,864,817      $ 7,880,136

                                         ===========      ===========


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

           NOTES TO  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 2001, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $24,113,898. The Company has reserved for future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events, which can be reasonably estimated. At March 31, 2001, the allowance for boat repurchases was $200,000.

Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to approximately $836,490 for the first nine months of Fiscal 2001 and are included in the accompanying consolidated statements of operations as part of selling expense. At March 31, 2001, the estimated unpaid dealer incentive interest included in accrued expenses was $341,411.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                                (Unaudited)

           NOTES TO  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

At March 31, 2001, the Company had receivables from and advances to employees of the Company amounting to $12,396.

The Company paid or has accrued during the first nine months of Fiscal 2001, $15,334 for apartment rentals to Eastbrook Apartments and Village Green Apartments which are entities owned by Mr. Fountain. The rentals are primarily for temporary lodging for relocating and transient Company personnel and visitors.

The Company paid or has accrued $196,067 for the nine month period ended March 31, 2001, for advertising and public relations services from an entity owned by a director of the Company.

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

For the nine month period ended March 31, 2001, the Company provided $ 0 for current income taxes and a benefit of $(114,186) for deferred income taxes.

NOTE 9 - EARNINGS (LOSS) PER SHARE

The computation of earnings (loss) per share and diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings (loss) per share for the nine month period ended March 31, 2001 and 2000, was not presented, as its effect was anti-dilutive.

Income from continuing operations (Numerator) $ (344,991)

Weighted average shares outstanding (Denominator) 4,732,608

At March 31, 2001, the Company had 526,000 unexercised stock options of which 505,000 were held by officers and directors of the Company at prices ranging from $3.1875 to $5.50 per share that were not included in earnings per share because their effect was anti-delutive.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

The income from operations for the third quarter ended March 31, 2001, was $162,701 or $.034 per share versus an operating loss of $(123,052) or $(.026) per share for the corresponding period of the previous year. Operating income as a percent of sales for the third quarter of Fiscal 2001 was 1.6% versus operating loss as a percent of sales of (0.9)% for the same period the previous Fiscal year. The net loss for the third quarter of Fiscal 2001 was $(10,629) or $(.002) per share. This compares to net profit amounting to $558,193, or $.12 per share for the third quarter of Fiscal 2000.

Net sales were $9,966,147 for the third quarter of Fiscal 2001 as compared to $14,306,940 for the third quarter of the prior Fiscal year. Unit sales volume for the third quarter of Fiscal 2001 was 72 boats as compared to 111 boats for the third quarter of Fiscal 2000. Although the Company continued to maintain a backlog of orders during the period, it was affected by the slowdown in the marine industry and the bankruptcy of a major engine and boat builder. Retail sales were down industry wide, as reported by the National Marine Manufacturers Association, resulting in large dealer inventories of boats from other manufacturers and this reduced the availability of dealer floor plan credit. The Company had orders from dealers for product, but could not build or ship because of the lack of dealer credit. Dealers expect the warmer weather and the interest rate reductions will improve retail sales in the 4th quarter of Fiscal 2001.

The Company believes the new line of wide beam cruisers and fish boats, the favorable magazine reviews the wide beam boats have received, and the changes made in sales management, will generate additional sales revenue and will increase the dealer base for its boats.

For the third quarter of Fiscal 2001, the gross margin on sales was $2,006,044 (20.1%) as compared to $2,517,676 (17.6%) for the third quarter of
Fiscal 2000. The low sales volume, product mix and the start up learning costs of the new product had the most significant effect on margins. Cost reduction efforts in employee costs, maintenance, and research and development were not enough to offset the increased costs of insurance, volume and the margin on the product mix.

Selling expenses were $1,351,870 for the third quarter of Fiscal 2001 as compared to $1,941,220 for the third quarter of last Fiscal year. Advertising, boat show expense, and racing expense were reduced a total of 52% in the third quarter of fiscal year 2001 versus the third quarter of fiscal year 2000.

General and administrative expenses were $491,473 for the third quarter of Fiscal 2001 as compared to $699,508 for the third quarter of last Fiscal year. An employment tax adjustment in tax allocation between production and administration departments reduced tax expense for G & A. The sale of the
Company airplane in December, 2000 eliminated airplane expense and contributed to a 66% reduction of total travel expense compared to the third quarter of Fiscal 2000.


Interest expense for the third quarter of Fiscal 2001 was $125,548 as compared to $249,694 for the third quarter of last Fiscal year. Interest expense is down due to an overall reduction in long-term debt and the early payment on one of the notes resulting from the sale of the Company airplane in December, 2000.

Other non-operating (income)/expense for the third quarter of Fiscal 2001 was $16,867 of income as compared to $1,100,818 of income for the third quarter of last Fiscal year. Substantially all of the increase last year is due to the receipt of a partial payment from our business interruption insurance carrier resulting from the 1999 hurricanes.

Financial Condition.

The Company's cash flows for the nine months ended March 31, 2001 are summarized as follows:

Net cash provided by operating activities...........     $ 2,623,260
 "   " used by investing activities  ...............      (1,512,852)
 "   " used by financing activities  ...............      (2,850,305)

          Net   decrease  in  cash..................     $(1,739,897)
                                                         ===========

This net decrease compared to a $(2,066,301) net decrease for the first nine months of the prior fiscal year.

Cash used in the first nine months of Fiscal 2001 to acquire additional property, plant, and equipment (investing activity) amounted to $3,178,160 of which $2,967,867 was for plugs, molds, and other product tooling. Proceeds from the sale of the Company airplane and other assets reduced investing activities by $1,750,920.

Cash was used in financing activities to pay off the notes secured by the airplane and to pay the current portion of long-term debt.

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


PART II.  Other Information.


ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

          (a) No Exhibits

          (b) No Current Reports on Form 8-K were filed by the Registrant during the first nine months of Fiscal 2001.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
                               (Registrant)





By: /S/DAVID A. SIMMONS                       Date: May 11, 2001
    ___________________                             ____________
    David A. Simmons
    Chief Financial Officer
    and Designated Principal
    Accounting Officer