Form 10-K
period 2001-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2001-09-28
CIK 764858

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-K

                                (Mark One)
   X               ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE
                                SECURITIES
                 EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

                    For fiscal year ended June 30, 2001

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

         For the transition period from __________ to __________.

                      Commission File Number: 0-14712

                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

     NEVADA                                            88-0160250
     State or other jurisdiction                       (IRS Employer
     of incorporation)                                 Identification No.)

   Post Office Drawer 457, Whichard's Beach Road., Washington, NC  27889
 (Address of principal executive offices)                      (Zip Code)

    Registrant's telephone number, including area code:  (252) 975-2000

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,067,743 at September 17, 2001 based upon a closing price of $2.10 per share on such date for the Company's Common Stock.

      As of September 17, 2001 there were 4,732,608 shares of the Company's Common Stock issued of which 15,000 shares are owned by the Company's subsidiary Fountain Powerboats, Inc. and are regarded as treasury shares.

          Documents incorporated by reference: None.

                                  Part I

Item 1.  Business.

Background.

      Fountain Powerboat Industries, Inc. (the "Company"), through its wholly-owned subsidiary, Fountain Powerboats, Inc. (the "Subsidiary"), designs, manufactures, and sells offshore sport boats, sport cruisers, sport fishing boats and sport cruisers intended for that segment of the recreational power boat market where speed, performance, and quality are the main criteria for purchase. In addition, the Company produces various military support craft for domestic and international government agencies, including the United States Customs Service, the United States Navy and the United States Coast Guard. The Company's strategy in concentrating on these segments of the market is to maximize its use of the reputation of its Chairman and President, Reginald M. Fountain, Jr., as an internationally recognized designer and builder of high speed power boats.

      The Company's products are sold through a network of authorized dealers worldwide. The Company has targeted that segment of the market in which purchase decisions are generally predicated to a relatively greater degree on the product's image, style, speed, performance, quality, and safety.

Products.

      The majority of the company's recreational products are based upon a deep V-shaped fiberglass hull with a V-shaped pad, a notched transom, and a positive lift step hull. This design enables the boat to achieve performance and stability standards which the Company believes are greater than those offered by any of its competitors worldwide. As a result, the Company maintains that its boats are among the fastest, smoothest, safest, and best-handling boats of their kind.

       The Company's sport boats, ranging from 27' to 47' are of inboard/outboard design. They are propelled by single, twin, or triple gasoline (or diesel) engines ranging from 200 HP to more than 900 HP each. The Company also builds custom racing boats designed specifically for competition. The Company also produces outboard powered center consoles and outboard or stern drive cabin model offshore sport fishing boats ranging from 25' through 38'. Furthermore, the Company builds 38' and 47' sport cruisers. During Fiscal 2001, the Company completed tooling and design of a 38' wide-beam cruiser, and a 38' wide-beam fishing boat. The Company also continued the development of a 48' wide-beam cruiser. These wide-beam models will form the start of a new product line aimed at the hot middle market of family oriented cruiser sales.

      In addition to Sportboats, Fishing boats, and the new Cruiser Lines, the Company is producing an ever-increasing line of military/governmental boats of various configurations. These boats are commercial versions of the large sportboats and fishing boats, and along with the new models of rigid inflatable boats (RIB), form the beginning of a separate military/commercial product line. The Company has also entered into a joint agreement with Marine Technologies Inc. (MTI) to produce the Fountain Scism 42' High Performance Catamaran boat designed and tooled by Randy Scism. The Company produces race boat hulls and decks which Mr. Scism completes and sells. The Company builds a pleasure boat version that which is sold to its dealer network.

     The 47' Sport Cruiser was designed with both performance and maximum amenities in mind. Its hull design is based upon that of the Company's 47' Lightning which currently holds the title of SBI Super-V World Champion. The model features a walk-in cabin, enclosed head with shower, and includes a complete galley with refrigerator and microwave among its very extensive list of standard equipment. With the amenities of a traditional cruising yacht, the Fountain 47' Sport Cruiser is capable of speeds in excess of 70 mph with standard triple MerCruiser 500 EFI engines. A high performance diesel engine version is also available. This boat was named "The Outstanding Offshore Performance Boat" by Powerboat Magazine and "Best of the Best" by Boating Magazine. Depending primarily upon the customer's choice of engines, the retail price of this boat is from $411,000 to $504,000.

     The Company's 47' Lightning Sport Boat operates at speeds of 75 to 100 mph and is very stable and suited for long range cruising in offshore waters. Its sleek styling makes it particularly attractive. Depending primarily upon the type of engines and options selected, this boat retails at prices ranging from $436,000 to $664,000. This boat's standard features include an integrated swim platform, flush deck hatches, and an attractively appointed cockpit and cabin. This boat has been cited by Powerboat Magazine as "The Outstanding Offshore Performance Boat".

      The 42' Lightning designed with the second-generation positive lift hull comes with a full wrap around windshield and canvas top, designed for use in all running conditions. These features increase range of speed, stability and ride comfort. This top selling model equipped with special engines set a world speed record for V-hulled boats in October 2000 at
142.946 mph.

      The 38' Sport Cruiser offers most of the amenities found on the 47' Sport Cruiser. This model has successfully incorporated performance features without compromising the comforts found in a cruiser. Depending primarily upon the customer's choice of engines, the retail price of the boat is from $273,000 to $344,000.

      The 38' Lightning or Fever operates at speeds of between 70 and 100 mph. The retail price ranges from $250,000 to $330,000, depending primarily upon the type of engines selected. This model was cited by Powerboat Magazine as "Offshore Performance Boat of the Year". It also captured an award from The Hot Boat Magazine for "Boat of the Year". For Fiscal 2002, the 38' Lightning will incorporate a new superventilated hull that is the most advanced superventilated hull produced to date and it is based on Fountain's successful design enhancing performance and interior space.

      The 35' Lightning Sport Boat was totally redesigned and introduced in Fiscal 2000 to go with a higher freeboard, new twin-step design, and new deck and interior. It will operate at speeds between 70 and 100 mph. This boat won the 2001 Offshore Boat of the Year and has proven itself as the fastest boat in Factory II history, setting the kilo record at 94.187 mph. This boat's retail price ranges from $219,000 to $290,000, depending primarily upon the type of engines selected.

     The 29' Fever is one of the most popular boats. It operates at speeds of 55 to 75 mph and retails between $113,000 and $149,000 depending on engine size. It has great balance and speed for a single engine and operates in offshore sea conditions with superior safety and handling. This boat is also offered with twin small block engines. The Company introduced a new 29' deck in Fiscal 2001. This model has been awarded the 2001 Outstanding Sport Boat Performance Award and has set the 2000 APBA F-1 record at 89.873 mph.

      Fountain's 27' Fever and 27' Fever Classic Sport Boats are also equipped with single engines. These boats represent the most affordable access to the Fountain line of safe, smooth, high performance boats. The 27' Fever also captured the Powerboat Magazine award for "Outstanding full-size Workmanship" in 1995. The Company introduced a new 27' deck in Fiscal 2000. Depending primarily upon the type of engine selected, the retail price of this boat is from $100,000 to $119,000.

      The Company also builds and markets a sport fishing line. The 31' sport fish model features a center console with T-Top design and incorporates the same high performance, styling, and structural integrity as its sport boat models. It has a deck configuration engineered for the knowledgeable, experienced sport fisherman. This boat has won the Southern Kingfish Association's World Championship for five of the last ten years, which is more than all other manufacturers combined.

     The additional models include the 29' twin engine center console model and 25' single engine center console model. The design, construction, and performance of these models, together with the proven features of the 31' center console model, makes a line that appeals to many experienced sport fishermen, in addition to the weekend warrior.

      To further enhance its sport fishing line, the Company added a 31' walk around cabin model based upon the proven 31' center console hull design. This model features a deck design that incorporates a cabin with standup headroom, an enclosed head with shower, and a full galley. With twin outboard engine power, this model is produced either as a fishing machine or as a recreational cruiser.

      The Company also produces both a 25' and a 29' walk around cabin fishing boat with outboard engine power and a single stern drive 29' and a 32' walk around cabin fishing model with twin stern drive power.

      For  Fiscal  1999,  Fountain introduced a 38' Rigid  Inflatable  Boat
(RIB), the first in a series of special purpose boats with a rigid fiberglass hull surrounded with an inflatable collar, surface drive technology and diesel engine power. This type of boat will primarily be sold to Government Agencies such as the U. S. Coast Guard and U. S. Customs.

     In Fiscal 2001, the Company launched its new wide beam craft. The 38' fish boat was introduced in the latter part of calendar 2000. The 38' fish boat features triple engines and speeds above 69 mph. At cruise speed, the boat has a 500 mile range. The 38' Cruiser was introduced at the Miami Boat Show in February of 2001. The 38' Express Cruiser offers the customer the luxury and space of a full Cruiser while maintaining the performance and handling of a Fountain sport boat. Both boats have been extremely well received by the market.


     Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:

                               Fiscal           Fiscal               Fiscal
                                2001             2000                 1999
                               ------           ------               ------
      Sport boats                219              325                  318

      New Wide Beam Fish.         16                -                    -

      New Wide Beam Cruisers      10                -                    -

      Sport fishing boats         84              112                  130

      Defense                      1                9                    -
                               ------           ------               ------
      Total                      330              446                  448
                               ======           ======               ======

      The Company conducts research and development projects for the design of its plugs and molds for hull, deck, and small parts production. The design, engineering, and tooling departments currently employ approximately 27 full-time employees. Amounts spent on design, research, and development to build new plugs and molds in recent years were:

                                       Design               Construction
                                    Research &              of New Plugs
                                   Development               and  Molds
                                   -----------              ------------
        Fiscal 2001                  $813,710                $2,819,252

        Fiscal 2000                  $926,486                $1,154,908

        Fiscal 1999                  $876,965                $1,275,182



      For Fiscal 2002, planned design research and development expenses are estimated to be $715,000 and plug and mold construction expenditures are estimated to be $1,000,000. These expenditures will be primarily to complete the tooling for the new mid-size cruiser line, and the newest wide beam fish boat.

      Manufacturing capacity is sufficient to accommodate approximately 30 to 40 boats in various stages of construction at any one time.
Construction of a current model boat, depending on size, takes approximately three to five weeks. The Company, with additional personnel, currently has the capacity to manufacture approximately 450 sport and fishing boats, and 100 cruisers per year.

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

      As one of the most highly integrated manufacturers in the marine industry, the Company manufactures many metal, plexiglass, plastic, and small parts (such as fuel tanks, seat frames, steering systems, instrument panels, bow rails, brackets, T-tops, and windscreens) to assure that its quality standards are met. In addition, the Company also manufactures all of its upholstery to its own custom specifications and benefits from lower costs as it receives parts just in time for assembly. All other component parts and materials used in the manufacture of the Company's boats are readily available from a variety of suppliers at comparable prices exclusive of discounts. However, the Company purchases certain supplies and materials from a limited number of suppliers in order to obtain the benefit of volume discounts.

      Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the Environmental Protection Agency and state pollution control agencies which require reports and inspect facilities to monitor compliance with their regulations. The Company's cost of compliance with environmental regulations has not been material. The Company's manufacturing facilities are regularly inspected by the Occupational Safety and Health Administration and by state and local inspection agencies and departments. The Company believes that its facilities comply with substantially all regulations. The Company, however, has been informed that it may incur or may have incurred liability for re-mediation of ground water contamination at two hazardous waste disposal sites resulting from the disposal of a hazardous substance at those sites by a third-party contractor of the Subsidiary. (See Legal Proceedings.)

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


Sales and Marketing.

      Sales are made through approximately 34 dealer shipping locations throughout the United States. The Company also has 3 international dealers. Most of these dealers are not exclusive to the Company and carry the boats of other companies, including some boats that may be competitive with the Company's products. The territories served by any dealer are not exclusive to the dealer. However, the Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers.

Following is a table of sales by geographic area for the last three fiscal years:

                         Fiscal 2001      Fiscal 2000        Fiscal 1999
                         -----------      -----------        -----------
 United States........   $43,191,806      $55,777,049        $49,711,114

 Canada, Mexico, Central
 and South America....   $ 2,509,638      $ 1,485,615        $ 2,495,048

 Europe and
 the Middle East......   $   380,190      $   269,797        $ 1,222,325

 Asia.................   $         -      $         -        $         -
                         -----------      -----------        -----------
 Total................   $46,081,634      $57,532,461        $53,428,487
                         ===========      ===========        ===========


     The Company targets a portion of its advertising program into a number of foreign countries through various advertising media. It continues to seek new dealers in many areas throughout Europe, South America, the Far East and the Middle East. In general, the Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales nor risk related to foreign currency fluctuation. The Company believes that within several years, foreign sales could account for up to 10% of its total sales.

     For Fiscal 2001 one dealer accounted for 11.5% of sales, one for 10.5% of sales and one for 6.0% of sales. For Fiscal 2000 one dealer accounted for 7.4% of sales, one for 6.1% of sales and one for 5.7% of sales. For Fiscal 1999 one dealer accounted for 6.8% of sales, and two other dealers for 6.7%. The Company believes that the loss of any particular dealer would not have a materially adverse effect on sales. As sales continue to grow through more dealers, it is reasonable to assume the Company will grow less dependent on any one dealer.

     Field sales representatives call upon existing dealers and develop new dealers. The field sales force is headed by the Fountain National Director of Sales who is responsible for developing a full dealer organization for sport boats, sport cruisers, sport fishing boats and express cruisers. The Company is seeking to establish separate sport boat, fishing boat, and cruiser dealers in most marketing areas due to the specialization of each type of boat and the different sales programs required.

      Although a sales order can be cancelled at any time, most boats are pre-sold to a dealer before entering the production line. To date, cancellations have not had any material effect on the Company. The Company normally does not manufacture boats for its own inventory.

      The Company ships boats to some dealers on a cash-on-delivery basis. However, most of the Company's shipments are made pursuant to commercial dealer "floor plan financing" programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to the Company. Generally, payment is made to the Company within five business days. When the dealer in turn sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. For the 2001 model year (which commenced July 1, 2000), the Company had made arrangements to pay all interest charged to dealers by certain floor plan lenders for up to six months. After six months, the free interest program ends and interest cost reverts to the dealer at the rates set by the lender. The dealers make curtailment payments (principal payments) on the boats as required by their particular commercial lenders. Similar sales promotion programs were in effect during fiscal years 2000 and 1999.

     Each dealer's floor plan credit facilities are secured by the dealer's inventory, letters of credit, and perhaps other personal and real property. In connection with the dealer's floor plan arrangements, the Company (together with substantially all other major manufacturers) has agreed to repurchase any of its boats which a lender repossesses from a dealer and returns to the Company in a new or like new condition. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted (See also Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company participates in floor plan arrangements with several major third-party lenders on behalf of its dealers, most of who have financing arrangements with more than one lender. Except as described above, or where it has a direct repurchase agreement with a dealer, the Company is under no material obligation to repurchase boats from its dealers. From time to time the Company will voluntarily repurchase a boat for the convenience of the dealer or for another dealer who needs a particular model not readily available from the factory. The marketing of boats to retail customers is primarily the responsibility of the dealer, whose efforts are supplemented by the Company through advertising in boating magazines, and participation in regional, national, and international boat shows.

     Additionally, in order to further promote its products over the years, the Company has developed racing programs to participate in the major classes of offshore powerboat races, many of which are regularly televised on networks such as ESPN, TNN, Outdoor Channel and Speed Vision. Additionally, Fountain single, twin and triple engine racing boats continue to hold their respective world speed records. The result of these racing victories and world speed records has established the Company's products as the highest performing and safest designed offshore boats. The Company believes that the favorable publicity generated by these performance programs contributes to its sales volume. In Fiscal 2001, the company sponsored one race boat. The Company Founder and C.E.O., Reggie Fountain, has won numerous races in both factory and customer boats; he has also set numerous speed records in both factory and customer boats. These Fountain race boats were, in general, very successful in the various racing circuits in which they competed.

        As part of the marketing program for its line of sport fishing boats, the Company sponsors several outstanding sport fishermen. One Fountain fisherman, Clayton Kirby, placed in the top ten in the prominent Southern Kingfish Association, eight out of the last ten years. He also won the coveted King Mackerel Tournament in 2000, and is a four-time winner of the Greater Jacksonville King Fish Tournament. Fountain fishermen have won the coveted SKA `Angler of the Year' title 5 out of the last 10 years, more than all other boat manufacturer's combined. Another Fountain fisherman, Chuck Arnold, won the brand new Division Four American Striper Association (ASA). The ASA is held throughout the northeast in areas ranging from Virginia to Maine. The Fountain fishing teams winning records have given our sport fishing boats favorable exposure to serious sport fishermen, in particular with respect to the superior performance of Fountain's fishing boat line.

Product Warranty.

      The Company warrants its boat hull and deck structure against defects in material and workmanship for a period of six years. Other boat components are covered in accordance with the manufacturer's warranty through the Company. The engine manufacturer warrants engines included in the boats. Warranty expenses of $1,380,800 or 3.00% of sales were incurred in Fiscal 2001 and were charged against net income. A $590,000 reserve for warranty expenses estimated to be incurred in future years had been established at June 30, 2001. For 2000, warranty costs were $869,979 or 1.51% of sales.

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

      Market demographics and industry experience indicate that the cruiser market is the best potential growth market. Next in line, are fishing boats; however, there are more fishing boat manufacturers than there are sport boat manufacturers.

      The Company believes the current product owners, many of whom have purchased multiple and increasingly larger boats from the Company, regenerate a ready waiting market for its expansion into the cruiser and yacht market.

Employees.

      As of September 2001 the Company had 304 employees, of whom ten were executive and management personnel. Fifteen were engaged primarily in administrative positions including accounting, personnel, marketing and sales activities. None of the Company's employees are party to a collective bargaining agreement. The Company considers its employee relations to be satisfactory. The Company is an affirmative action, equal opportunity employer.

Item 2.  Properties.

      The Company's executive offices and manufacturing facilities are located on 66 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $6,696,405 at June 30, 2001.

     The operating facility contains buildings totaling 235,040 square feet located on fifteen acres. The buildings consist of the following:
                      Approximate
                    Square Footage         Principal Use
                    --------------         -------------
  Building 1 .....    13,200               Executive offices, shipping and
                                           receiving, and paint shop.

  Building 2 .....     7,200               Final prep.

  Building 3 .....    75,800               Lamination, upholstery,
                                           assembly, inventory,
                                           and cafeteria.

  Building 4 .....    14,250               Woodworking.

  Building 5 .....    26,800               Mating, small parts
                                           lamination.

  Building 6 .....    23,800               Metal fabrication.

  Building 7 .....    15,720               Racing,  service,  and
                                           warranty.

  Building 8 .....     8,750               Lamination  extension
                                           area.

  Building 9 .....     4,800               Mold storage.

  Building 10 ....    26,960               Fabrication, sportswear sales.

  Building 11 ....    12,000               Cruiser manufacturing.

  Building 12 ....     5,760               Maintenance and storage.
                    ----------
  Total ..........   235,040
                    ==========

     Over the last three years, there have been significant expenditures for property, plant and equipment, which include plant additions, a travel lift bay, a boat ramp, and docking facilities along a 600-foot canal leading to the Pamlico River. In addition, the Company has approximately 200,000 square feet of concrete paving surrounding the buildings and providing guest or employee parking. The present plant site can accommodate an addition of up to 300,000 square feet of manufacturing space.

Item 3.  Legal Proceedings.

     As of June 30, 2001, the Company's chief operating subsidiary was a defendant in 1 product liability suit, 2 breach of contract suits, and 6 alleged breach of warranty suits. In the Company's opinion these lawsuits are without merit and, therefore, the Company intends to vigorously defend its interest in such suits. The Company carries sufficient liability and product liability insurance to cover attorney's fees and any losses that may occur from such suits, over and above applicable insurance deductibles. The management of the Company believes that none of such current proceedings will have a material adverse effect.

     The Company's subsidiary was notified by the United States Environmental Protection Agency (EPA) and the North Carolina Department of Environmental Health and Natural Resources that it had been identified as a potentially responsible party in the remediation of contamination at two clean up sites. The Group Administrator/Counsel estimated the Company's future share of remediation cost not to exceed approximately $25,800.

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

      The following table contains certain historical high and low price information related to the common stock for the past quarter indicated. Amounts shown reflect high and low sales prices of the common stock on the NASDAQ National Market System:

          Quarter Ended                 High           Low
          -------------                 ----           ----

          September 1998                11.13          4.38
          December 1998                  6.72          3.88
          March 1999                     7.00          4.50
          June 1999                      5.00          3.97

          September 1999                 4.19          2.00
          December 1999                  2.94          2.50
          March 2000                     3.19          3.00
          June 2000                      3.25          2.94

          September 2000                 2.44          2.03
          December 2000                  1.66          1.00
          March 2001                     2.63          2.00
          June 2001                      2.25          1.64


      The Company has not declared or paid any cash dividends since its inception. Any decision as to the future payment of dividends will depend on the Company's earnings, financial position and such other factors as the Board of Directors deems relevant.

     The number of shareholders of record for the Company's common stock as of September 1, 2001 was approximately 200.

Item 6.  Selected Financial Data

               Fountain Powerboat Industries, Inc. and Subsidiary
                             Selected Financial Data
                         Fiscal Years 1997 through 2001



Operations
Statement                          Year Ended June 30,
Data:          ---------------------------------------------------------------
 (Period Ended)   2001          2000         1999        1998         1997
               -----------  -----------  -----------  -----------  -----------
Sales          $46,081,634  $57,532,461  $53,428,487  $50,652,037  $50,514,325

Net Income
 (loss)        $  (899,526) $ 1,258,342  $(1,255,791) $ 2,740,487  $ 1,239,951

Income (loss)
  per share    $      (.19) $       .27  $      (.27) $       .58  $       .27

Weighted
  average
  shares
  outstanding    4,732,608    4,732,608    4,711,896    4,751,779    4,664,251

Diluted
  earnings
  per share    $      (.19)  $      .27  $      (.27) $       .54  $       .24

Diluted
  weighted
  average
  shares
  outstanding    4,732,608    4,732,651    4,711,896    5,110,090    5,093,289

Balance Sheet
  Data (At
  Period End)
--------------
Current Assets $ 8,934,936  $13,621,499  $14,084,888  $12,718,535  $10,997,133

Total Assets   $28,947,752  $33,431,084  $33,930,960  $32,497,393  $23,713,896

Current
  Liabilities  $10,567,159  $12,144,123  $12,183,630  $10,289,985  $ 6,305,212

Long-term debt $ 6,629,904  $ 8,215,486  $10,215,334  $ 9,499,895  $ 8,047,039

Stockholders'
  equity (1)   $10,991,132  $11,890,658  $10,632,316  $11,780,706  $ 9,361,645

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

     At June 30, 2001, 2000, and 1999, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company's written sales program and there were no direct repurchase agreements. There were no deferred sales or cost of sales estimated at June 30, 2001, 2000, and 1999.

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

Business Environment.

      Fiscal  2001  presented  a  difficult economic  environment  for  the
company.   The weakening in the economy saw a reduction in demand  and  the company responded by reducing expenses and balancing production levels.

      Sales declined approximately 20% from $57,532,461 to $46,081,634. Declines in sport boat sales were partially offset by new sales from the company's new wide beam fish boat and cruisers.

      In Fiscal 2001, the Company maintained its new product development program in the face of a weakening economy. The new wide beam 38' fish boat, introduced November 2000, the new 38' wide beam Cruiser, introduced February 2001, and the new 38' Lightning late in June 2001, have all had strong sales numbers, completing the sales cycle as retail sold craft.

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

     The Company believes its current dealer inventories are some of the best managed, given the existing economic environment. Dealer inventories are well below prior year levels despite the new dealers added and new product available.

     No boats were repurchased in Fiscal 2001, 2000, and 1999 in connection with floor plan arrangements. At June 30, 2001, 2000, and 1999, the Company had recorded a $200,000 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years.

      The Company is in the final phases of refinancing its long-term debt. The Company expects funding to occur in late September 2001. Total borrowings will be $10,000,000 and will be used to retire long-term debt of approximately $6,600,000 and to provide working capital. During the past 12 months, the Company has put into place plans and actions to dramatically reduce overhead and enhance profitability in a less than certain economic environment. The Company has reduced overall employment levels by 25%, as well as reducing direct labor and overhead costs. Additional reductions of almost 22% in selling, general, and administrative expenses have been implemented. The Company believes it is prepared to weather whatever economic storms may appear on the horizon.

Results of Operations.

     For Fiscal 2001 the company had a net loss of ($899,526) or ($.19) per share. This compares to a net income of $1,258,342 or $.27 per share in Fiscal 2000. The decline in market demand primarily in sport boats and the acceleration of new product development efforts account for the decline in earnings.

     Operating income declined to $(2,443,431) from $745,107 in Fiscal 2000. The reduction in income was driven by the market decline, a less favorable sales mix as shipments of fish boats, which are lower margin, remained strong during the year, and initial start-up costs for the new wide beam boats.

     Overhead expense increased, reflecting significantly higher insurance premiums, a fallout of the hurricanes of 1999 and the Company's commitment to continue development of its new product lines. These factors are reflected in the decline in gross margins from 19.82% in 2000 to 13.46% in Fiscal 2001.

     Late in Fiscal 2000, the Company began efforts to enhance its position in what it believed was a weakening economic environment. Production levels were reduced, expenses and personnel trimmed, and new product activities accelerated. The company's relative strength in the weak economic environment has been due to its new product offerings.

      Depreciation expense was $2,293,283 for Fiscal 2001, $2,397,085 for Fiscal 2000, and $2,280,871 for Fiscal 1999. Depreciation expense by asset category was as follows:

                           Fiscal         Fiscal           Fiscal
                            2001           2000             1999
                           ------         -------           -------
  Land  improvements     $  121,857      $  116,350       $   57,065

  Buildings              $  294,354      $  290,825       $  256,205

  Molds  &  plugs        $1,184,807      $1,178,138       $1,236,027

  Machinery & Equipment  $  473,496      $  481,074       $  387,732

  Furniture & fixtures   $   57,663      $   57,677       $   30,842

  Transportation
    equipment            $  161,107      $  246,139       $  194,627

  Racing Equipment            -0-        $   26,882       $  118,373
                         ----------      ----------       ----------
  Total                  $2,293,283      $2,397,085       $2,280,871
                         ==========      ==========       ==========

Following is a schedule of the net fixed asset additions (deletions) during Fiscal 2001 and Fiscal 2000.

                              Fiscal 2001       Fiscal 2000
                              -----------       -----------

 Buildings                  $    201,207       $    543,707

 Land and Improvements      $      -0-         $      2,697

 Molds and plugs            $  2,661,242       $    404,360

 Construction in Progress   $    443,433       $    (81,276)

 Machinery & equipment      $     89,243       $  1,151,897

 Furniture & fixtures       $        508       $     11,036

 Transportation equipment   $ (1,729,438)      $    (73,159)

 Racing equipment           $      -0-         $   (482,806)
                            -------------      -------------
     Total                  $  1,666,195       $  1,476,456
                            =============      =============

     Overall selling and administrative expenses were reduced by $1,983,961 in Fiscal 2001 from $10,630,890 in Fiscal 2000 to $8,646,929 in Fiscal 2001.

     Selling expenses were $5,955,103 for Fiscal 2001, $7,370,319 for 2000 and $7,934,683 for Fiscal 1999. The Company continued its product promotions in Fiscal 2001. The Company believes it is important to maintain visibility in the consumer's eye and to promote new product offerings. The Company also maintained a presence in the offshore racing circuit and tournament fishing programs. In Fiscal 2001, the Company reduced its racing and fishing expense by almost 40%. Based on previous product performance, more customers are racing Fountain boats and maintaining the Company's leadership position.

      Major selling expenses compared for the past three fiscal years were as follows:

                      Fiscal 2001        Fiscal 2000         Fiscal 1999
                      -----------        -----------         -----------
 Fishing & racing    $  1,508,162        $ 2,424,918         $ 2,503,699

 Advertising         $  1,123,977        $ 1,456,592         $ 1,411,883

 Salaries &
   commissions       $    705,249        $   788,108         $ 1,054,467

 Boat shows          $    568,806        $   563,536         $   494,832

 Dealer incentives   $  1,171,067        $ 1,421,703         $ 1,612,415

 Other selling
   expenses          $    877,842        $   715,462         $   857,387
                     ------------        -----------         -----------
 Total               $  5,955,103        $ 7,370,319         $ 7,934,683
                     ============        ===========         ===========

      General and administrative expenses include the finance, legal, personnel, information technology, and administrative operating expenses of the Company. These expenses were $2,691,826 for Fiscal 2001, $3,260,571 for Fiscal 2000, and $3,127,029 for Fiscal 1999.

      Interest expense was $700,965 for Fiscal 2001, $1,065,514 for Fiscal 2000, and $1,023,727 for Fiscal 1999. The decrease in interest expense for Fiscal 2001 was primarily attributable to the amortization of long term debt, which resulted in larger portions of payments being applied to principal and lesser portions of payments being applied to interest during the fiscal year.

      For Fiscal 2001, the Company received $118,503 in other income and there was a gain of $500,446 on the disposal of assets. For Fiscal 2001, the Company recorded a gain of $1,107,819 on insurance claims related to final settlement of hurricane damages.

Liquidity and Financial Resources.

     Net cash provided by operations in Fiscal 2001 amounted to $4,284,701. Net loss plus adjustments to reconcile net loss to net cash provided by operating activities including depreciation expense of $2,293,284 and gain on sale of assets contributed $500,446 provided net cash of $893,312 before changes in asset and liability accounts. However, relatively large amounts were needed to continue investment activities in constructing property, plant, equipment, and molds. The ending cash balance was $796,606.

     Net cash provided by operations in Fiscal 2000 amounted to $3,989,220. Net income plus adjustments to reconcile net income to net cash provided by operating activities including depreciation expense of $2,397,085 and loss on sale of assets of $12,846 provided net cash of $3,668,273 before changes in asset and liability accounts. However, relatively large amounts were needed to complete investment activities in purchasing property, plant, equipment, inventory and molds. The ending cash balance was $1,983,439.

     Net cash provided by operations in Fiscal 1999 amounted to $2,738,206. Net loss plus adjustments to reconcile net loss to net cash provided by operating activities including depreciation expense of $2,280,871, the strategic charge of $2,440,000 and other net items of $20,900 provided net cash of $3,485,980 before changes in asset and liability accounts. The ending cash balance was $2,217,301.

     Investing  activities  for Fiscal 2001 required $1,875,972,  including
$590,591 used for property, plant and equipment, $2,819,252 used for construction of molds and plugs, $216,849 used for payments increasing the cash surrender value of life insurance policies and proceeds of $1,750,720 generated from the sale of property and equipment.

     Investing activities for Fiscal 2000 contributed $2,742,183, including $1,678,236 for property, plant and equipment, $1,154,908 for additional molds and plugs, $122,637 for payments increasing the cash surrender value of life insurance policies and proceeds of $555,232 from the sale of property and equipment.

     Investing activities for Fiscal 1999 required $3,710,206, including $2,477,520 for property, plant and equipment, $1,275,183 for additional molds and plugs and $131,696 for payments increasing the cash surrender value of life insurance policies, and proceeds of $211,000 from sale of property and equipment.

     Financing activities for Fiscal 2001 used $3,595,562. Included in this amount are proceeds from issuance of notes payable from Northwestern Mutual Life for $150,000 and debt repayment to General Electric Capital Corporation and others in the amount of $3,745,562.

     Financing activities for Fiscal 2000 used $1,822,534. Included in this amount are proceeds from issuance of notes payable and long-term debt to Northwestern Mutual Life Insurance and General Electric Capital Corporation for $760,212 and debt repayment in the amount of $2,582,746.

     Financing activities for Fiscal 1999 provided $1,812,317. Included in this amount are proceeds from issuance of notes payable and long-term debt to Transamerica Business Credit Corporation and General Electric Capital Corporation for $4,000,000 along with debt repayment of $2,574,637.

     The net decrease in cash for Fiscal 2001 was $1,186,833, primarily due to the repayment of long-term debt, and the investment in equipment and molds. The net decrease in cash for Fiscal 2000 was $233,862, primarily
due  to  the  investment  in facilities, equipment,  and  molds.   The  net
increase in cash for Fiscal 1999 was $840,317, primarily from a new $4,000,000 promissory note with Transamerica Business Credit Corporation. The Company has implemented measures intended to reduce certain costs and limit capital expenditures during Fiscal 2002.

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

Item 8.  Financial Statements and Supplementary Data.



                       INDEPENDENT AUDITORS' REPORT



To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended June 30, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.





PRITCHETT, SILER & HARDY, P.C.

July 27, 2001
Salt Lake City, Utah

             FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                    June 30,
                                           __________________________
                                                2001       2000
                                           ____________  ____________
CURRENT ASSETS:
  Cash & cash equivalents                  $    796,606  $  1,983,439
  Accounts receivable, less
    allowance for doubtful
    accounts of $27,841
    for 2001 and 2000                         1,939,886     1,701,643
  Inventories                                 4,555,969     7,880,136
  Prepaid expenses                              172,538       574,615
  Current tax assets                          1,469,937     1,481,666
                                           ____________  ____________
        Total Current Assets                  8,934,936    13,621,499

PROPERTY, PLANT AND EQUIPMENT, net           18,919,634    18,933,251

CASH SURRENDER VALUE OF LIFE INSURANCE          959,687       742,839

OTHER ASSETS                                    133,495       133,495
                                           ____________  ____________
                                           $ 28,947,752  $ 33,431,084
                                           ____________  ____________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt     $    722,661  $  2,613,534
  Current maturities of capital lease            13,989        12,999
  Accounts payable                            5,682,729     4,993,717
  Accrued expenses                            1,006,459     1,267,772
  Dealer incentives                           2,030,126     2,144,061
  Customer deposits                             321,175       322,040
  Allowance for boat repurchases                200,000       200,000
  Warranty reserve                              590,000       590,000
                                           ____________  ____________
        Total Current Liabilities            10,567,139    12,144,123

LONG-TERM DEBT, less current maturities       6,580,299     8,151,546
CAPITAL LEASE, less current maturities           49,605        63,940
DEFERRED TAX LIABILITY                          759,577     1,180,817

COMMITMENTS AND CONTINGENCIES (See Note 9)            -             -
                                           ____________  ____________
        Total Liabilities                    17,956,620    21,540,426
                                           ____________  ____________
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   200,000,000 shares authorized,
   4,732,608 shares issued
   and outstanding                               47,326        47,326
  Additional paid-in capital                 10,303,640     0,303,640
  Accumulated earnings                          750,914     1,650,440
                                           ____________  ____________
                                             11,101,880    12,001,406
Less: Treasury Stock,
  at cost, 15,000 shares                       (110,748)     (110,748)
                                           ____________  ____________
                                             10,991,132    11,890,658
                                           ____________  ____________
                                           $ 28,947,752  $ 33,431,084
                                           ____________  ____________

The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Year Ended June 30,
                            ________________________________________
                                  2001        2000         1999
                            ____________  ____________  ____________
NET SALES                   $ 46,081,634  $ 57,532,461  $ 53,428,487
COST OF SALES                 39,878,136    46,156,464    41,547,716
                            ____________  ____________  ____________
  Gross Profit                 6,203,498    11,375,997    11,880,771
                            ____________  ____________  ____________
EXPENSES:
  Selling expense              5,955,103     7,370,319     7,934,683
  General and
    administrative             2,691,826     3,260,571     2,628,722
  General and
    administrative -
    related parties                    -             -       498,307
  Strategic Charge                     -             -     2,440,000
                            ____________  ____________  ____________
      Total expenses           8,646,929    10,630,890    13,501,712
                            ____________  ____________  ____________
OPERATING INCOME (LOSS)       (2,443,431)      745,107    (1,620,941)
                            ____________  ____________  ____________
NON-OPERATING INCOME
   (EXPENSE):
  Other income                   118,503       106,239       130,118
  Interest expense              (700,965)   (1,065,514)   (1,003,280)
  Interest expense -
    related parties                    -             -       (20,447)
  Gain (loss) on disposal
    of assets                    500,446       (12,846)       69,100
  Gain on insurance claims
    from hurricane             1,107,819     1,065,725             -
                            ____________  ____________  ____________
                               1,025,803        93,604      (824,509)
                            ____________  ____________  ____________
INCOME (LOSS) BEFORE
  INCOME TAXES                (1,417,628)      838,711    (2,445,450)

CURRENT TAX EXPENSE             (108,590)             -             -
  (BENEFIT)
DEFERRED TAX EXPENSE
  (BENEFIT)                     (409,512)       370,410    (1,189,659)
                            ____________  ____________  ____________
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY
  ITEMS                         (899,526)      468,301    (1,255,791)
                            ____________  ____________  ____________

GAIN ON SETTLEMENT OF
  LAWSUIT (net of $523,183
  in income taxes)                     -       790,041             -
                            ____________  ____________  ____________

NET INCOME (LOSS)           $   (899,526) $  1,258,342  $ (1,255,791)
                            ____________  ____________  ____________

                                [Continued]

                  FOUNTAIN POWERBOAT, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                                       Year Ended June 30,
                            _______________________________________
                                2001          2000         1999
                            ____________  ___________  ____________
BASIC EARNINGS (LOSS)
  PER SHARE:

  Continuing operations     $       (.19) $       .10  $       (.27)
  Gain from lawsuit                    -          .17             -
                            ____________  ___________  ____________
BASIC EARNINGS PER SHARE    $       (.19) $       .27  $       (.27)
                            ____________  ___________  ____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                  4,732,608    4,732,608     4,711,896
                            ____________  ___________  ____________

DILUTED EARNINGS PER SHARE:

  Continuing operations             (.19) $       .10  $       (.27)
  Gain from lawsuit                    -          .17             -
                            ____________  ___________  ____________
DILUTED EARNINGS PER SHARE  $       (.19) $       .27  $       (.27)
                            ____________  ___________  ____________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING           4,732,608    4,732,651     4,711,896
                            ____________  ___________  ____________






The accompanying notes are an integral part of these financial statements.

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FROM JUNE 30, 1998 THROUGH JUNE 30, 2001



                Common Stock  Additional            Treasury Stock    Total
           _________________   Paid-in  Accumulated _______________Stockholders'
              Shares  Amount   Capital    Earnings  Shares  Amount    Equity
           _________ _______ ___________ __________ ______ ________ ___________
BALANCE,
 June 30,
 1998      4,702,608 $47,026 $10,196,540 $1,647,889 15,000 $110,748 $11,780,707

Issuance of
 common
 stock upon
 exercise
 of options
 at
 approximately
 $3.58 per
 share by a
 director of
 the Company   30,000    300     107,100          -      -        -     107,400

Net loss
 for the year
 ended June
 30, 1999           -      -           - (1,255,791)     -        -  (1,255,791)
           _________ _______ ___________ __________ ______ ________ ___________
BALANCE,
 June 30,
 1999      4,732,608 $47,326 $10,303,640 $  392,098 15,000 $110,748 $10,632,316

Net income
 for the
 year ended
 June
 30, 2000          -       -           -  1,258,342      -        -   1,258,342
           _________ _______ ___________ __________ ______ ________ ___________
BALANCE,
 June 30,
 2000      4,732,608 $47,326 $10,303,640 $1,650,440 15,000 $110,748 $11,890,658

Net loss
 for the
 year ended
 June 30,
 2001              -       -           -   (899,526)     -        -    (899,526)
           _________ _______ ___________ __________ ______ ________ ___________
BALANCE,
 June 30,
 2001      4,732,608 $47,326 $10,303,640 $  750,914 15,000 $110,748 $10,991,132
           _________ _______ ___________ __________ ______ ________ ___________



   The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Year Ended June 30,
                              ____________________________________________
                                    2001         2000          1999
                              _____________  ____________  _______________
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income (loss)           $    (899,526) $  1,258,342  $    (1,255,791)
  Adjustments to reconcile
   net income (loss)
   to net cash provided
   by operating activities:
     Strategic charge                     -             -       2,440,000
     Depreciation expense         2,293,284     2,397,085       2,280,871
     (Gain) loss on disposal
     of and equipment              (500,446)       12,846         (69,100)
     Warranty reserve                     -             -          90,000
     (Increase) decrease in
     net tax asset                 (409,511)    1,020,970      (1,293,271)
     Change in assets and
     liabilities:
       (Increase) decrease
       in accounts receivable      (238,243)     (124,931)      1,148,745
       (Increase) decrease
       in inventories             3,324,167      (572,246)       (959,172)
       (Increase) decrease
       in prepaid expenses          402,077       186,871        (281,492)
       Increase in accounts
       payable                      689,012     1,032,201         370,027
       Increase (decrease)
       in accrued expenses         (261,314)      273,542         292,316
       Increase (decrease)
       in dealer incentives        (113,935)   (1,129,940)         (1,520)
       Increase (decrease)
       in customer deposits            (864)     (365,520)        (23,407)
                               ____________  ____________  ______________
          Net Cash Provided
            by Operating
            Activities         $  4,284,701  $  3,989,220  $    2,738,206
                                ___________  ____________  ______________
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Increase in notes receivable
  - related party                         -             -         (36,807)
  Proceeds from sale of
  equipment                       1,750,720       555,232         211,000
  Investment in molds and
  related plugs                  (2,819,252)   (1,154,908)     (1,275,183)
  Purchase of property,
  plant and equipment              (590,591)   (1,678,236)     (2,477,520)
  Increase in cash surrender
  value of life Insurance          (216,849)     (122,637)       (131,696)
                                ___________  ____________  ______________
     Net Cash (Used) by
       Investing Activities     $(1,875,972) $ (2,400,549)  $  (3,710,206)
                                ___________  ____________  ______________
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from issuance of
  common stock                  $         -  $          -  $      107,400
  Proceeds from notes payable
  and long-term debt                150,000       760,212       4,279,554
  Payments of long-term debt     (3,732,563)   (2,570,958)     (2,157,885)
  Payments on capital lease         (12,999)      (11,788)           (931)
  Payments on related party
  payable                                 -             -        (415,821)
                                ___________  ____________  ______________
     Net Cash Provided by
       Financing ActivitieS     $(3,595,562) $ (1,822,534) $    1,812,317
                                ___________  ____________  ______________
Net increase (decrease) in
  cash & cash equivalents       $(1,186,833) $   (233,862) $      840,317
Beginning cash & cash
  equivalents balance             1,983,439     2,217,301       1,376,984
                                ___________  ____________  ______________
Ending cash & cash
  equivalents balance           $   796,606  $  1,983,439  $    2,217,301
                                ___________  ____________  ______________



                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [CONTINUED]
                                            Year Ended June 30,
                                 ___________  ____________  ____________
                                     2001         2000          1999
                                 ___________  ____________  ____________
Supplemental Disclosures
   of Cash Flow Information:
  Cash paid during the period for:
    Interest:
     Unrelated parties, net of
     amount capitalized          $   709,585  $  1,088,857  $    996,640
     Related parties                       -             -        20,447
                                 ___________  ____________  ____________
                                 $   709,585  $  1,088,857  $  1,017,087
                                 ___________  ____________  ____________
    Income taxes                 $     9,785  $          -  $    263,345
                                 ___________  ____________  ____________

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the year ended June 30, 2001:
       None

     For the year ended June 30, 2000:
       None

     For the year ended June 30, 1999:
       None










The accompanying notes are an integral part on these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of the Business and Significant Accounting Policies.

  Nature of the Business: Fountain Powerboat Industries, Inc. and Subsidiary (the Company) manufactures high-performance deep water sport boats, sport cruisers, sport fishing boats, custom offshore racing boats and super cruiser yachts. These boats are sold to the Company's worldwide network of approximately 34 dealers. The Company's offices and manufacturing facilities are located in Washington, North Carolina and the Company has been in business since 1979. The Company employs approximately 340 people and is an equal opportunity, affirmative action employer.

  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fountain Powerboats, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. Fountain Power, Inc. was not active during Fiscal 1999 and was dissolved effective June 30, 1999.

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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At June 30, 2001 and 2000, the Company had $794,606 and $1,843,964, respectively, in excess of federally insured amounts held in cash.

  Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (See Note 2).

  Property, Plant, and Equipment and Depreciation: Property, plant, and equipment are carried at cost. Depreciation on property, plant, and equipment is calculated using the straight-line method and is based upon the estimated useful lives of the assets (See Note 3).

  Fair Value of Financial Instruments: Management estimates the carrying value of financial instruments on the consolidated financial statements approximates their fair values.

  Dealer Territory Service Accrual: The Company has established a program to pay a service award to dealers for boat deliveries into their market territory for which they will perform service. The service award is a percentage of the purchase price of the boat ranging from 0% to 7% based on the dealer's service performance rating. The Company has accrued estimated dealer territory service awards at June 30, 2001 and 2000 of $958,581 and $907,230, respectively.

  Allowance for Boat Repurchases: The Company provides an allowance for boats, financed by dealers under floor plan finance arrangements, that may be repurchased from finance companies under certain circumstances where the Company has a repurchase agreement with the lender. The amount of the allowance is based upon probable future events which can be reasonably estimated (See Note 9).

  Internal Use Software: The Company accounts for internal use software and development cost in accordance with the Statement of Position (SOP) 98-1, "Accounting for Computer Software Developed for or Obtained for
  Internal Use". The SOP requires the capitalization of certain cost incurred in connection with developing or obtaining software for internal use.

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

  The sales incentive floor plan interest expense for each individual boat sale is accrued for the maximum six months (180 days) interest payment period in the same fiscal accounting period that the related boat sale is recorded. The entire six months' interest expense is accrued at the time of the sale because the Company considers it a selling expense (See
  Note 9). The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer's inventory and on floor plan.

  Income Taxes: The Company accounts for income taxes in accordance with issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes "(See Note 7).

  Advertising Cost: Cost incurred in connection with advertising and promotions of the Company's products are expensed as incurred. Such costs amounted to $1,123,976, $1,456,592 and $1,411,883 for the years ended 2001, 2000 and 1999.

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

  Warranties: The Company warrants the entire deck and hull, including its supporting bulkhead and stringer system, against defects in materials and workmanship for a period of three years. The Company has an accrued reserve for these anticipated future warranty costs.

  Stock Based Compensation: The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" to account for stock based compensation accordingly, the Company has elected to determine net income using previous accounting standards. This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature  of  the  Business  and  Significant  Accounting  Policies.
          [Continued]

  Reclassifications: The financial statements for years prior to June 30, 2001 have been reclassified to conform with headings and classifications used in the June 30, 2001 financial statements.

Note 2.  Inventories.

  Inventories consist of the following:
                                              June 30,
                                      __________________________
                                           2001         2000
                                      ____________  ____________
               Parts and supplies     $  2,829,705  $  3,402,176
               Work-in-process           1,308,998     3,743,713
               Finished goods              567,266       884,247
                                      ____________  ____________
                                         4,705,969     8,030,136
               Reserve for
                 obsolescence             (150,000)     (150,000)
                                      ____________  ____________
                                      $  4,555,969  $  7,880,136
                                      ____________  ____________

Note 3.  Property, Plant, and Equipment.

  Property, plant, and equipment consists of the following:

                               Estimated          June 30,
                              Useful Lives  ________________________
                                in Years       2001          2000
                              ___________   ___________  ___________
       Land and related
        improvements             10-30      $ 4,508,064  $ 4,336,851
       Buildings and related
       improvements              10-30        8,748,746    8,718,751
       Construction-in-
        progress                  N/A           165,327      446,523
       Production molds and
        related plugs              8         18,549,691   15,163,821
       Machinery and equipment    3-5         5,803,875    5,714,631
       Furniture and fixtures      5            766,043      765,533
       Transportation equipment    5            502,436    2,231,874
       Racing boats               N/A           308,054      308,054
                                            ___________  ___________
                                            $39,352,236  $37,686,040
          Accumulated depreciation          (20,432,602) (18,752,789)
                                            ___________  ___________
                                            $18,919,634  $18,933,251
                                            ___________  ___________

  Depreciation expense amounted to $2,293,283, $2,397,085 and $2,280,871, for the years ended June 30, 2001, 2000 and 1999, respectively. During 1999, as part of a strategic restructuring the Company wrote off assets totaling $2,440,000 (See Note 15).

  Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor. Production molds under construction amounted to $956,881and $223,144 at June 30, 2001 and 2000.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Property, Plant, and Equipment. [Continued]

  The Company's airplane is collateral for loans with an aggregate balance $1,017,257 at June 30, 2000. During 2001, the Company sold the airplane for $1,735,000 and paid off the related $908,325 in loans.


Note 4.   Capital Lease.

  The Company is the lessee of equipment under a capital lease expiring in May 2004. The assets and liabilities under the capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. Equipment under capital lease obligations is as follows:

                                              June 30,
                                      ________________________
                                        2001          2000
                                      __________  ____________
     Equipment                        $   83,067  $     83,067
     Less: Accumulated amortization      (30,458)      (13,844)
                                      __________  ____________
                                      $   52,609  $     69,223
                                      __________  ____________



  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

      Year ending June 30,                  Lease Payments
              2002                               39,552
              2003                               39,552
              2004                               39,552
              2005                               14,588
                                              __________
      Total future minimum lease payments      $133,244
      Less: amounts representing
        maintenance and usage fee,
        interest and executory costs            (63,304)
                                              __________
      Present value of the future minimum
        lease payments                           69,650
      Less: Lease current portion               (13,989)
                                              __________
      Capital lease obligations - long term   $  49,605
                                              __________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Long-term Debt and Pledged Assets.
  The following is a summary of long-term debt:
                                                         June 30,
                                                 _________________________
                                                     2001       2000
                                                 ___________  ____________
     7.26% Loan payable to a financing
     corporation assumed in purchasing
     an airplane from an officer and director.
     Monthly payments of $15,181. Matures
     August 1, 2004.                             $         -  $    622,581

     9.50% loan payable to a financial
     institution for the purchase of
     a vehicle, monthly payment of $1,765
     through October 2003, secured by
     the vehicle purchased.                           44,056             -

     9.99% loans payable to a financial
     institution for the purchase of
     vehicles, monthly payments totaling
     $1,383 through August 2002,
     secured by the vehicles purchased.               56,365             -

     Loan payable to a financing
     corporation for the rebuilding
     of engines for the Company's plane.
     The loan has a fixed interest rate
     of 8.12%.  Monthly payments of $9,296.
     Matures August 1, 2004.                               -       394,676

     6.30% loan payable to a financial
     institution for the purchase of a
     vehicle, monthly payment of $771
     through December 2002,
     secured by the vehicle purchased.                13,203        21,346

     7.15% loan payable to a financial
     institution for the purchase
     of a vehicle, monthly payments
     of $1,055 through October 2002,
     secured by the vehicle purchased.                16,083        26,664

     7.93% to 8% loans payable borrowed
     against the cash surrender value
     of key-man life insurance policies
     during June 1998, and 2001, monthly
     payments of $22,400.                            476,848       512,654

     $14,000,000 credit agreement with
     a financial Corporation
     (Subsequently refinanced) (See Below).        6,696,405     9,187,159
                                                ____________  ____________
                                                   7,302,960    10,765,080
 Less: Current maturities included
   in current liabilities:                          (722,661)   (2,613,534)
                                                ____________  ____________
                                                $  6,580,299  $  8,151,546
                                                ____________  ____________

  On December 31, 1996, the Company concluded a $10,000,000 credit agreement with General Electric Capital Corporation. Under the terms of the new credit agreement, the Company refinanced substantially all of its interest bearing debts and borrowed additional funds for plant and equipment additions. The credit agreement has a fixed interest rate of 7.02%. The agreement calls for monthly payments of $123,103 and has a ten-year amortization with a five-year call. The credit agreement is secured by all of the Company's real and personal property and by the Company's assignment of a $1,000,000 key man life insurance policy. The credit agreement was subsequently amended and restated during 1999 to include an additional $4,000,000 credit loan, with a fixed interest rate of 7.02%, maturing January 2, 2002, monthly payments of $100,000, and a prepayment penalty of $80,000 if paid prior to September 1, 2000 or $40,000 if paid prior to September 1, 2001. These agreements were subsequently refinanced (See Note 17).

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Long-term Debt and Pledged Assets. [Continued]

  The estimated aggregate maturities required on long-term debt at June 30, 2001 are as follows:

               2001                       $    722,661
               2002                            734,132
               2003                            620,307
               2004                            611,197
               2005                            636,591
            Thereafter                       3,978,072
                                           $ 7,302,960

Note 6.  Common Stock, Stock Options, and Treasury Stock.

  Common  Stock:   During the year ended 1999, a former director  exercised
  30,000 stock options for $ 107,400.

  Stock Options: During March 1999, the shareholders voted to adopt the 1999 Employee Stock Option Plan (the Plan), which expires January 11, 2009. Under the Plan, the board is empowered to grant up to 120,000 stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company during January 1999. During 1999, the Company granted an officer of the Company 30,000 options under the Plan. The options are exercisable at $5 per share and 5000 options vest quarterly beginning June 30, 1999. The Options expire on January 11, 2004. During 2000, the Company granted 10,000 options under the Plan. The options are exercisable at $3.18 to $6.00 per share and vested on issuance. The options expire on May 8, 2005. As of June 30, 2001 none of the options have been exercised.

  During 2001, the Company granted 35,000 stock options. The options are exercisable at $1.34 per share and vested through December 31, 2002. The options expire December 12, 2007. As of June 30, 2001 none of the options have been exercised.

  On June 21, 1995, the shareholders voted to adopt the 1995 stock option plan. The plan allowed up to 450,000 common stock options to be granted by the Board of Directors to employees or directors of the Company. On August 4, 1995, the Board of Directors voted to grant the 450,000 stock options to Mr. Reginald M. Fountain, Jr. at $4.67 per share, exercisable for 10 years from the date granted, on a non-qualified basis. As of June 30, 2001, none of these options have been exercised.

  Effective March 23, 1995, the Board of Directors authorized the issuance of 30,000 stock options to each of the Company's four outside directors at $3.58 per share on a non-qualified basis, exercisable for 10 years. Through June 30, 2001, 84,000 of the options had been exercised and 36,000 options remain outstanding.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Common Stock, Stock Options, and Treasury Stock. [Continued]

  A summary of the status of the options granted under the Company's stock option plans and other agreements at June 30, 2001, 2000 and 1999, and changes during the periods then ended is presented in the table below:


                      2001                2000               1999
               __________________  __________________  ____________________
                         Weighted            Weighted            Weighted
                          Average             Average             Average
                         Exercise            Exercise            Exercise
                Shares    Price     Shares     Price    Shares     Price
               ________  ________  ________  ________  ________  __________
Outstanding at
  beginning of
  period        526,000  $   4.61   546,000  $   4.57   546,000  $   4.50
Granted          35,000      1.34    10,000      4.59    30,000      5.00
Exercised             -         -         -         -   (30,000)     3.58
Forfeited       (10,000)     4.59         -         -         -         -
Canceled              -         -   (30,000)     3.94         -         -
               ________  ________  ________  ________  ________  __________
Outstanding at
  end of period 551,000  $   4.40   526,000  $   4.61   546,000  $   4.57
               ________  ________  ________  ________  ________  __________
Exercisable at
  end of period 516,000  $   4.61   521,000  $   4.61   522,000  $   4.55
               ________  ________  ________  ________  ________  __________
Weighted
  average fair
  value of
  options
  granted        35,000  $    .10    10,000  $    .28    30,000  $    .14
               ________  ________  ________  ________  ________  __________

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2001, 2000, and 1999; risk-free interest rates of 5.3%, 6.7%, and 4.5%, respectively, expected dividend yields of zero for all periods, expected lives of 7.5, 5, and 5 years, respectively, and expected volatility of 132%, 128%, and 60%, respectively.

  A summary of the status of the options outstanding under the Company's stock option plans and other agreements at June 30, 2001 is presented below:

                      Options Outstanding             Options Exercisable
           _______________________________________ ________________________
                       Weighted Average  Weighted                Weighted
  Range of                Remaining       Average                 Average
  Exercise     Number    Contractual     Exercise    Number      Exercise
   Prices   Outstanding     Life          Price    Exercisable     Price
  ________ _________ ________________ ____________ ___________ ____________
    $1.34     35,000     7 years            1.34            -          -
    $3.58     36,000     4 years            3.58       36,000       3.58
    $4.67    450,000     4 years            4.67      450,000       4.67
    $5.00     30,000     2.5 years          5.00       30,000       5.00

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Common Stock, Stock Options, and Treasury Stock. [Continued]

  The Company accounts for its option plans and other option agreements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, since all options granted were granted with exercise prices at market value or above, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for these options been determined based on the fair value at the grant dates for awards under these plans and other option agreements consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per common share would have been the pro forma amounts as indicated below:

                                               Year Ended June 30,
                                        _________________________________
                                           2001       2000       1999
                                        __________ __________ ___________

     Net Income (loss)   As reported    $(899,526) $1,258,342 $(1,225,791)
                         Pro forma      $(900,426) $1,261,147 $(1,256,233)
     Earnings (loss)
     per share           As reported    $    (.19) $      .27 $      (.27)
                         Pro forma      $    (.19) $      .27 $      (.27)

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

  At June 30, 2001 and 2000, the totals of all deferred tax assets were $1,469,937 and $1,481,666, respectively. The totals of all deferred tax liabilities were $759,577 and $1,180,817, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

  The Company has an unused federal and state operating loss carryforwards at June 30, 2001 of approximately $31,441 and $1,647,330, which expires in 2020.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

  The components of federal income tax expense from continuing operations consist of the following:

                                        Year Ended June 30,
                                  _____________________________________
                                      2001        2000         1999
                                  ___________  __________  ____________
     Current income tax expense:
          Federal                 $ (108,590)  $       -   $         -
          State                            -           -             -
                                  ___________  __________  ____________
     Net current tax expense      $ (108,590)  $       -   $         -
                                  ___________  __________  ____________
     Deferred tax expense
      (benefit) resulted from:
          Excess of tax over
            financial accounting
            depreciation          $  (81,110)  $ 197,521   $  (129,720)
          Warranty reserves                -           -       (15,600)
          Accrued vacations           (2,184)     (8,652)       (2,317)
          Dealer incentive
            reserves                  (9,410)     46,534       (13,537)
          Bad debt reserves                -           -        12,491
          Accrued Dealer
            incentive interest        66,312     (34,000)      (99,190)
          Excess contributions
            carryforwards             (1,008)      1,059        (1,059)
          Inventory adjustment
            -Sec.263A                123,579      61,057       (13,170)
          Decrease in NOL
            carryforwards            (72,461)    453,148      (805,261)
          Allowance for obsolete
            inventory                      -     (11,700)            -
          Alternative minimum
            tax credits             (253,837)   (153,882)      102,592
          Investment tax credits     (86,294)    (81,545)            -
          Allowance for boat
            repurchases                    -           -        18,972
          Accrued executive
            compensation              39,777     (31,069)       (8,472)
          Accrued dealer
            incentives              (120,708)    (17,751)     (235,388)
          Health insurance
            reserve                  (12,168)    (50,310)            -
                                  ___________  __________  ____________
     Net deferred tax expense       (409,512)  $ 370,410   $(1,189,659)
                                  ___________  __________  ____________

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

          The  reconciliation  of  income  tax  from  continuing operations
  computed  at  the  U.S.  federal   statutory  tax  rate to  the Company's
  effective  rate  is as follows:

                                           Year Ended June 30,
                                   ____________________________________
                                       2001        2000         1999
                                   ___________  __________  ___________
     Computed tax at the expected
       federal statutory rate          34.00%      34.00%       34.00%
     State income taxes, net of
       federal benefit                  5.00        5.00         5.00
     Compensation from stock options       -           -          .87
     (Increase) decrease in NOL
       carryforwards                   (1.45)       3.78            -
     Officer's life insurance            .11        1.03         (.38)
     Net effect of alternative
       minimum taxes                       -           -        (4.23)
     Other                             (1.11)       1.04        13.84
                                   ___________  __________  ___________
     Effective income tax rates        36.55%      44.85%       49.10%
                                   ___________  __________  ___________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

     The temporary differences gave rise to the following deferred tax asset (liability):

                                                    June 30,
                                           __________________________
                                                2001       2000
                                           ____________  ____________
     Excess of tax over financial
          accounting depreciation           $(1,183,152) $(1,264,261)
     Warranty reserve                           230,100      230,100
     Obsolete inventory reserve                  58,500       58,500
     Accrued vacations                           65,067       62,883
     Allowance for boat repurchases              78,000       78,000
     Dealer incentive reserves                  328,575      319,165
     Bad debt reserve                            10,858       10,858
     Accrued Dealer incentive interest           66,878      133,190
     Inventory adjustments - Sec. 253A           85,468      209,047
     State NOL carryforwards                     82,366       20,596
     Federal NOL carryforwards                   10,690            -
     Alternative minimum tax credits            337,281       83,444
     Accrued executive compensation              16,102       55,879
     Donations carryforwards                      1,008            -
     Accrued dealer service incentives          373,846      253,138
     Health insurance reserve                    62,478       50,310
     Investment tax credits                      86,294            -

Note 8. Research and Development.

  The Company expenses the costs of research and development for new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $813,710 for Fiscal 2001, $926,486 for Fiscal 2000, and $876,965 for
  Fiscal 1999.

Note 9. Commitments and Contingencies.

  Employment Agreement: The Company entered into a one-year employment agreement in 1989 with its Chairman, Mr. Reginald M. Fountain, Jr. The agreement provides for automatic one-year renewals at the end of each year subject to Mr. Fountain's continued employment. During 1998, the
  Company entered into a three year employment agreement with the Company's Chief Operating Officer and Executive Vice President.

  Dealer Interest: The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to $953,600 for Fiscal 2001, $1,164,561 for Fiscal 2000 and $1,353,848 for Fiscal 1999. They are included in the accompanying consolidated statements of operations as part of selling expense. At June 30, 2000 and 1999 the estimated unpaid dealer incentive interest included in accrued dealer incentives amounted to $224,098 and $418,458, respectively.

  Product Liability and Other Litigation: There were various product liability and warranty lawsuits brought against the Company at June 30, 2001. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney's fees and any losses, which may occur from these lawsuits over and above the insurance deductibles. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims, which would have a material effect on the financial position of the Company.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement, in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 2001 and 2000, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $23,747,900 and $23,673,000. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events, which can be reasonably estimated. At June 30, 2001 and 2000, the allowance for boat repurchases was $200,000.

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

  Environmental: The Company has been notified by the United States Environmental Protection Agency (the EPA) and the North Carolina Department of Environment, Health and Natural Resources (NCDEHNR) that it has been identified as a potentially responsible party (a PRP) and may incur, or may have incurred, liability for the remediation of ground water contamination at the Spectron/Galaxy Waste Disposal Site located in Elkton, Maryland and the Seaboard Disposal Site, located in High Point, North Carolina, also referred to as the Jamestown, North Carolina site, resulting from the disposal of hazardous substances at those sites by a third party contractor of the Company. The Company has been informed that the EPA and NCDEHNR ultimately may identify a total of between 1,000 and 2,000, or more, PRP's with respect to each site. The amounts of hazardous substances generated by the Company, which were disposed of at both sites, are believed to be minimal in relation to the total amount of hazardous substances disposed of by all PRP's at the sites. At present, the environmental conditions at the sites, to the Company's knowledge, have not been fully determined by the EPA and NCDEHNR, respectively, and the Company is not able to determine at this time the amount of any potential liability it may have in connection with remediation at either site. Without any acknowledgment or admission of liability, the Company has made payments as a non-performing cash-out participant in an EPA-supervised response and removal program at the Elkton, Maryland site, and in a NCDEHNR-supervised removal and preliminary assessment program at the Jamestown, North Carolina site. A cash-out proposal for the next phase of the project is expected to be forthcoming from the PRP Group for the Elkton, Maryland site. According to the PRP Group, the Company's full cash-out amount is estimated to be approximately $5,800 for the Elkton, Maryland site, based upon an estimated 3,304 gallons of waste disposed of at that site by the Company. A cash-out proposal in the approximate amount of $20,000 based on an estimated 19,245 gallons of waste is anticipated from the PRP Group for the Jamestown, North Carolina site, according to the PRP Group administrator. Any such cash-out agreement will be subject to approval by EPA and NCDEHNR, respectively. The Company has accrued the estimated liability related to these matters in the accompanying financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.  Export Sales.

  The Company had export sales of $2,889,828 for Fiscal 2001, $1,755,412 for Fiscal 2000 and $3,717,373 for Fiscal 1999. Export sales were to customers in the following geographic areas:

                                       Year Ended June 30,
                              __________________________________
                                 2001        2000        1999
                              __________  __________  __________
     Canada, Central and
       South America          $2,509,638  $1,485,615  $2,495,048
     Asia                              -           -           -
     Middle East, and Europe.    380,190     269,797   1,222,325
                              __________  __________  __________
                              $2,889,828  $1,755,412  $3,717,373
                              __________  __________  __________
Note 11.  Transactions with Related Parties.

  The Company paid or accrued the following amounts for services rendered or for interest on indebtedness to Mr. Reginald M. Fountain, Jr., the Company's Chairman, President, and Chief Executive Officer, or to entities owned or controlled by him:
                                        Year Ended June 30,
                              __________________________________
                                 2001        2000        1999
                              __________  __________  __________
     Apartment rentals        $   22,734  $    9,880  $   19,731
     R.M. Fountain, Jr.
      - interest on loans              -           -      20,447
                              __________  __________  __________
                              $   22,734  $    9,880  $   40,178
                              __________  __________  __________

  As of June 30, 2001 and 2000 the Company had receivables and advances from employees of the Company amounting to $5,085 and $9,001, respectively which includes $500 and $1,000, respectively from Mr. Fountain.

  The Company paid $199,442, $345,049, and $478,576 for the year ended June 30, 2001, 2000 and 1999 for advertising and public relations services from an entity owned by a director of the Company.

  A Director of the Company is an owner of a marine dealership, which accounted for 10.5% of the Company's sales in Fiscal 2001.

Note 12.  Concentration of Credit Risk.

  Concentration of credit risk arises due to the Company operating in the marine industry, particularly in the United States. For Fiscal 2001 one dealer accounted for 11.5% of sales, one dealer accounted for 10.5% of sales, and four other dealers accounted for 4 to 6% of sales individually. For Fiscal 2000 one dealer accounted for 7.4% of sales, a dealer accounted for 6.1% of sales, and a dealer accounted for 5.7% of sales. For Fiscal 1999, one dealer accounted for 6.8% of sales and two dealers each accounted for 6.7% of sales.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13.  Gain on Insurance Claims from Hurricanes.

  During September 1999, the Company experienced flooding and the temporary closure of the production facility as a result of Hurricanes "Dennis" and "Floyd" hitting Eastern North Carolina. As a result of the hurricanes, the Company sustained damages of $277,172 to inventory and $389,063 to property, plant and equipment, which includes $300,000 in damages to the Company's yacht mold and $51,658 in additional expenses. The Company filed a business interruption claim for damages due to loss revenues from the closure of the production facility and inefficiencies due to storm preparation, cleanup and work force shortages. During 2000, the insurance carriers paid $1,058,618 for damages to the inventory, property plant, and equipment including the Yacht Mold and other expenses, and $725,000 towards the business interruption claim. During October 2000, the Company received an additional $1,350,000 as final and full payment of business interruption claims. During the years ended June 30, 2001 and 2000 the Company recorded a gain on insurance claims from the hurricanes of $1,107,819 and $1,065,725, respectively.

Note 14. - Earnings Per Share.

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended June 30, 2001, 2000 and 1999:
                                   2001       2000       1999
                              ___________  ___________  ____________
  Income (loss) from
    continuing operations
    available to
    common stockholders       $  (899,526) $   468,301  $(1,255,791)
                              ___________  ___________  ____________
  Gain on Settlement of
    a lawsuit                 $         -  $   790,041  $         -
                              ___________  ___________  ____________
  Weighted average number
    of common shares
    outstanding used in
    basic earnings
    (loss) per share            4,732,608    4,732,608    4,711,896

  Effect of dilutive
    stock options                       -           43            -

  Weighted number of common
    shares and potential
    dilutive common shares
    outstanding used in
    dilutive earnings
    (loss) re                   4,732,608    4,732,651    4,711,896
                              ___________  ___________  ___________

  The Company had at June 30, 2001 options to purchase 516,000 shares of common stock at prices ranging from $3.58 to $5.00 per share that were not included in the computation of earning per share because their effect was anti-dilutive.

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16. Extraordinary Item / Gain on Settlement of Lawsuit

  During April 2000, the Company recognized an extraordinary gain of $1,313,224 from the settlement of a class action lawsuit alleging antitrust violations against a vender of the Company who is in the sterndrive and inboard engine business.

Note 17. Subsequent Events

  The Company is in the final phases of refinancing debt with General Electric Capital Corporations ("GECC") which was scheduled for completion on September 24, 2001. Due to certain key individuals being called to Washington D.C. as a result of the recent terrorist attacks, the closing may be delayed up to 30 days. Under the refinancing agreement, the Company will be issued notes payable for $7,000,000 and $3,000,000 in payment of amounts outstanding under the current financing agreement and to provide additional working capital. The notes will have a variable interest rate of prime + 2%, 8% at September 24, 2001. The $7,000,000 note will call for monthly payments of approximately $85,000 and will have a ten-year amortization with a five-year balloon payment. The $3,000,000 note will call for monthly payments of approximately $45,000 and will have a seven-year amortization with a five-year balloon payment. These notes will be secured by all of the Company's real and personal property, an assignment of a $1,000,000 key man life insurance policy and the personal guarantee of the Company President with real estate valued at approximately $1,500,000.

Note 18. Going Concern

  Due to the Company incurring losses in the current year and having current liabilities in excess of current assets at June 30, 2001, it raised substantial doubt about the ability of the Company to continue as a going concern, the effects of which cannot be determined. However, management has alleviated this doubt as they are in the final phases of refinancing existing debt and raising an additional $3,400,000 in long term debt financing. In addition, management is accelerating the introduction of new product to increase current sales and has put into place plans and actions that reduce expenses through direct labor and overhead cost cuts, as well as implementing significant reductions to selling and general and administrative expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in or disagreements with the independent auditors on accounting and financial disclosure matters.

                                 Part III

Item 10.  Directors and Executive Officers of Registrant.

The Current directors and executive officers of Registrant and its Subsidiary as of June 30, 2001 were as follows:

REGINALD M. FOUNTAIN, JR., age 61, founded the Company's Subsidiary during 1979 and has served as its Chief Executive Officer from its organization. He became a director and President of the Company upon its acquisition of the Subsidiary in August 1986. Mr. Fountain presently serves as Chairman, President and Chief Executive Officer of the Company and its Subsidiary. From 1971 to 1979, Mr. Fountain was a world class race boat driver, and was the Unlimited Class World Champion in 1976 and 1978.

ANTHONY J. ROMERSA, age 56, Executive Vice President and Chief Operating Officer, became a director of the Company on March 2, 1999. Mr. Romersa joined the Company following a 28 year business career in a number of senior management positions with the Brunswick Corporation and its Mercury Marine Consumer and Vapor Divisions. As the corporate director of Brunswick's Marine Operations Planning since 1986, he was actively involved in Brunswick's acquisition of Bayliner and Sea Ray and was responsible to the Vice President of Corporate Planning and Development for the strategic performance of global marine operations.

GEORGE L. DEICHMANN, III, age 57, is the President and owner of Trent Olds/Cadillac/Buick/GMC, an automobile dealership located in New Bern, North Carolina.

CRAIG F. GOESS, age 47, is the President and General Manager of Greenville Toyota, an automobile dealership located in Greenville, North Carolina.

GUY L. HECKER, JR., age 68, is the President of Stafford, Burke & Hecker, Inc., a high technology consultant firm in Alexandria, Virginia. General Hecker also serves as a director of 8 X 8, Inc., a public company headquartered in Santa Clara, CA, which develops, manufactures, and markets telecommunications equipment.

ROBERT L. HENKEL, age 55, is Partner and Chief Operating Officer, Coastal Plains Restaurants, LLC, an East Coast operation of Northwest Restaurant Group in Greenville, North Carolina.

MARK SPENCER, age 45, became a director on February 26, 1992. He founded Spencer Communications Inc., an advertising public relations firm specializing in the marine industry, in 1987. Previously, Mr. Spencer began his journalism career at Powerboat Magazine in 1976. He was named Executive Editor of Powerboat Magazine in 1981 and served in that capacity until 1987. During the last eight years Mr. Spencer has served as on-camera expert commentator for ESPN covering the boating industry.

DAVID A. SIMMONS, age 63, was appointed to serve as Chief Financial Officer of Registrant during September 2000. He previously served as Chief Financial Officer of Century Boat Company (boat manufacturer) from 1993 through 1997, and as Chief Financial Officer of Loe's Highport, Inc.
(marina and retail boat sales) since 1998. The Registrant previously employed Mr. Simmons as Vice President and Chief Financial Officer from 1989 through 1991 and as Controller from 1997 through 1998. He has a total of 20 years experience in the boating industry.

DAVID L. WOODS, age 43, is Chief Manager of Woods & McCauley, LLC, d.b.a. Pier 57, which has been a top dealer for the Company since October 1997. He has been successfully self-employed as an entrepreneur for over 20 years in various companies including Woods Sales, DD&M Properties and D&E Properties.


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


                      SUMMARY COMPENSATION TABLE

                         Annual compensation Long term compensation
                         ___________________ ____________________

                                  Other
Name and                          annual    Restricted Securities  All other
Principal Fiscal  Salary        Compensation  stock    underlying   Compen-
position   year    (1)   Bonus      (2)       awards   options (#)  sation
_________ _____ ________ ______ ____________ _________ __________  _________

Reginald
M.         2001 $351,500   -0-  $    -0-     $   -0-       -0-     $   -0-
Fountain
President
and Chief  2000  361,330 81,438      -0-         -0-       -0-         -0-
Executive
Officer    1999  350,000   -0-       -0-         -0-       -0-         -0-


Anthony J. 2001  169,556   -0-       -0-         -0-       -0-      6,849 (3)
Romersa
Executive
Vice       2000  184,347 16,288      -0-         -0-       -0-      5,771 (3)
President
and Chief
Operating  1999  131,731   -0-       -0-         -0-       -0-      1,477 (3)
Officer


(1) Includes amounts deferred at the election of Mr. Romersa pursuant to Fountain's Section 401(k) plan. Mr. Fountain does not participate in that plan.
(2) In addition to compensation paid in cash, Fountain's executive officers receive certain personal benefits. The value of such benefits received by each executive officer each year did not exceed 10% of his cash compensation for that year.
(3) Consists of Fountain's contributions to the Section 401(k) plan for Mr. Romersa's account.



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


Employee Stock Options.

      The following table contains information regarding all options to purchase shares of Registrant's common stock held at June 30, 2001, by Registrant's executive officers named in the Summary Compensation Table above:

 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                               Number of securities     Value of unexercised
          Shares              Underlying unexercised    in-the-money options
         Acquired               Options at FY-end             at FY-end
            On      Value
Name     exercise  Realized Exercisable Unexercisable Exercisable Unexercisable
-------------------------------------------------------------------------------
Reginald
M.
Fountain,
Jr.         (1)       (1)   450,000 (2)       -0-         (4)          -0-

Anthony
J. Romersa  (1)       (1)    30,000 (3)       -0-         (4)          (4)

(1)  No options were exercised during Fiscal 2001.
(2) Includes options to purchase 450,000 shares at a price of $4.67 per share which expire on August 4, 2005.
(3) Includes options to purchase an aggregate of 30,000 shares at a price of $5.00 per share which become exercisable as to 5,000 shares each calendar quarter-end, beginning June 30, 1999, and, which expire on January 11, 2004. At June 30, 2001, the options had become completely exercisable with regard to the 30,000 shares.
(4) The options had no value on June 30, 2001, since, on that date, the aggregate exercise price of the options exceeded the aggregate market value of the underlying shares (based on the $2.00 closing sale price of Registrant's common stock on that date).


Director Compensation.

      Registrant's directors currently do not receive any fees or other compensation for their services as directors, but may be reimbursed for travel and other out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Principal Shareholders. The following table reflects, based on information currently available to the Company as of September 14, 2001, the beneficial ownership of Registrant's common stock by shareholders known to Registrant to beneficially own more than 5% of it's common stock.

Name and address              Amount and nature of         Percent of
of beneficial owner           Beneficial Ownership          Class (1)
-------------------           --------------------         ----------
Reginald M. Fountain, Jr.
P.O. Drawer 457
Washington, N.C. 27889             2,695,272 (2)             52.16%

Triglova Finanz, A.G.
Edificio Torre Swiss Bank
Piso 16, Apartado Postal 1824
Panama 1, Republica de Panama        266,500 (3)              5.65%

(1) Percentages are calculated based on 4,732,608 total outstanding shares, minus 15,000 shares held by the Subsidiary, plus, in the case of Mr. Fountain, the number of additional shares that he could purchase upon the exercise of stock options.
(2) Includes 450,000 shares which could be purchased by Mr. Fountain from the Company upon the exercise of stock options and as to which shares he may be deemed to have sole investment power only.
(3) Based on information contained in filings with the Securities and Exchange Commission.

Management Ownership.

     The following table reflects as of September 14, 2001, the beneficial ownership of Registrant's common stock by its current directors and certain executive officers, individually, and by all current directors and executive officers of the Company as a group:

Name of                         Amount and  nature of      Percent of
Beneficial Owner                Beneficial Ownership(1)      Class (2)
-------------------             -----------------------     ----------
Reginald M. Fountain, Jr.             2,695,272 (3)           52.16%

George L. Deichmann, III                 23,100                 *

Craig F. Goess                            -0-                   --

Guy L. Hecker, Jr.                        -0-                   --

Robert L. Henkel                          -0-                   --

Anthony J. Romersa                       35,000 (4)             *

Mark L. Spencer                          33,525 (5)             *

David L. Woods                           52,500 (6)             *

All current directors and executive
officers as a group (9  persons)      2,839,397 (7)          54.06%

(1) Except as otherwise noted below, the named individuals and persons included in the group exercise sole voting and investment power with respect to all shares.
(2) Percentages are calculated based on 4,732,608 total outstanding shares, minus 15,000 shares held by the Subsidiary, plus, in the case of each individual and the group, the number of additional shares (if any) that could be purchased by that individual or by persons included in the group from the Company upon the exercise of stock options. An asterisk indicates less than 1.0%.
(3) Includes 450,000 shares which could be purchased by Mr. Fountain from the Company upon the exercise of stock options and with respect to which shares he may be deemed to have sole investment power only.
(4) Includes 30,000 shares which could be purchased by Mr. Romersa from the Company upon the exercise of stock options and with respect to which shares he may be deemed to have sole investment power only.
(5) Includes 30,000 shares which could be purchased by Mr. Spencer from the Company upon the exercise of stock options and with respect to which shares he may be deemed to have sole investment power only.
(6) Includes 25,000 shares which could be purchased by Mr. Woods from the Company upon the exercise of stock options and with respect to which shares he may be deemed to have sole investment power only.
(7) Includes an aggregate of 535,000 shares which could be purchased by persons included in the group from the Company upon the exercise of stock options and as to which shares such persons may be deemed to have sole investment power only.


Item 13.  Certain Relationships and Related-Party Transactions.

      The following is a schedule of amounts paid by the Company under related party transactions for Fiscal 2001. The Company has paid, at what it believes to be fair market value, amounts to the President and Chief Executive Officer as follows:

                                         Fiscal
                                          2001
                                        --------
     Apartment rentals                  $ 22,734
     Advertising & public relations     $199,442


      The apartment rentals paid to Eastbrook Apartments and Village Green Apartments are primarily for the relocating and temporary lodging of Company personnel and visitors. The advertising and public relations services are rendered by an entity owned by a director of the Company.

     A Director of the Company is an owner of a marine dealership, which accounted for 10.5% of the Company's sales in Fiscal 2001.

                                  Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8 and Form 8-K.

(a)  Documents filed with Report:

     (1)Financial   Statements.    The  following  consolidated   financial
     statements of Registrant are contained in Item 8 of this Report.

     Independent auditor's report

     Consolidated balance sheets at June 30, 2001 and 2000

     Consolidated statements of operations for the years ended June 30, 2001, 2000 and 1999

     Consolidated statements of stockholder's equity for the years ended June 30, 2001, 2000 and 1999

     Consolidated statements of cash flows for the years ended June 30, 2001, 2000 and 1999

     Notes to consolidated financial statements

     (2)Financial Statement Schedules.

     Not applicable.

     (3)Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

                               EXHIBIT INDEX

   Exhibit
    Number                           Description of Exhibit
   ________________________________________________________________________
      3.1      Registrant's Articles of  Incorporation, as amended   (filed
               herewith)

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

     10.4* 1999 Employee Stock Option Plan (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

     10.5* Stock Option Agreement dated January 12, 1999, between Registrant and Anthony J. Romersa (incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

     10.6* Stock Option Agreement dated March 17, 1995, between Registrant and Mark L. Spencer (filed herewith)

     27        Financial data schedule
______________________________
* Denotes a management compensation plan or compensatory plan or arrangement.




(b) Reports on Form 8-K. During the last quarter of the period covered by this Report, no Current Reports on Form 8-K were filed by Registrant.

     Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.

By:  Reginald M. Fountain, Jr.
     ___________________________________________       September 21, 2001
     Chairman, President, and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Reginald M. Fountain, Jr.                          September 21, 2001
Reginald M. Fountain, Jr.
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)



/S/ Anthony J. Romersa                                 September 21, 2001
-----------------------
Anthony J. Romersa
Executive Vice President, and
Chief Operating Officer



/S/ George L. Deichmann, III                           September 21, 2001
----------------------------
George L. Deichmann, III
Director



/S/ Craig F. Geoss                                     September 21, 2001
------------------
Craig F. Geoss
Director



/S/ Guy L. Hecker, Jr.                                 September 21, 2001
----------------------
Guy L. Hecker, Jr.
Director



/S/ Robert L. Henkel                                   September 21, 2001
--------------------
Robert L. Henkel
Director

/S/ Mark L. Spencer                                    September 21, 2001
-------------------
Mark L. Spencer
Director



/S/ David L. Woods                                     September 21, 2001
------------------
David L. Woods
Director



/S/ David A. Simmons                                   September 21, 2001
--------------------
David A. Simmons
Chief Financial Officer
(Principal Accounting and Financial Officer)