Form 10-Q
period 2001-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2001-11-14
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                 FORM 10-Q

                             QUARTERLY REPORT

                 FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

          Registrant's telephone no. including area code: (252) 975-2000

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

         Class                  Outstanding at October 29, 2001

 Common Stock, $.01 par value          4,732,608 shares

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                                   INDEX

                                                                  Page No.

Part I Financial Information

       Unaudited Consolidated Balance Sheets,
        September 30, 2001 and June 30, 2001                       1 - 2

       Unaudited Consolidated Statements of Operations, for the
        three months ended September 30, 2001
        and September 30, 2000                                         3

       Unaudited Consolidated Statements of Cash Flows, for the
        three months ended September 30, 2001
        and September 30, 2000                                     4 - 5

       Notes to Unaudited Consolidated Financial Statements        6 - 9

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                   10 - 11

Part II                                        Other Information

       Item 6  Exhibits and Reports on Form 8 and Form 8-K            12

       Signature                                                      13




            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   UNAUDITED CONSOLIDATED BALANCE SHEETS


                                  ASSETS





                                    September 30,    June 30,
                                         2001          2001
                                    _____________ _____________
CURRENT ASSETS:
  Cash and cash equivalents          $   327,294   $   796,606
  Accounts receivable, net               758,079     1,939,886
  Inventories                          4,508,330     4,555,969
  Prepaid expenses                       282,764       172,538
  Current tax assets                   1,802,125     1,469,937
                                    _____________ _____________
     Total Current Assets              7,678,592     8,934,936
                                    _____________ _____________
PROPERTY, PLANT AND EQUIPMENT         39,794,026    39,352,236

  Less:  Accumulated depreciation    (21,001,828)  (20,432,602)
                                    _____________ _____________
                                      18,792,198    18,919,634
                                    _____________ _____________
OTHER ASSETS                           1,148,881     1,093,182
                                    _____________ _____________
                                     $27,619,671   $28,947,752
                                    _____________ _____________





                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                [Continued]


                                    September 30,    June 30,
                                        2001          2001
                                   _____________ _____________
CURRENT LIABILITIES:
  Current maturities - long-term
    debt                           $     808,764 $     722,661
  Current maturities - capital
    lease                                 14,690        13,989
  Accounts payable                     5,318,830     5,682,729
  Accrued expenses                       916,284     1,006,459
  Dealer incentives                    1,482,372     2,030,126
  Customer deposits                      169,175       321,175
  Allowance for boat repurchases         200,000       200,000
  Reserve for warranty expense           590,000       590,000
                                   _____________ _____________
     Total Current Liabilities         9,500,115    10,567,139

LONG-TERM DEBT, less current
  maturities                           6,802,629     6,580,299
CAPITAL LEASE, less current
  maturities                              48,904        49,605
DEFERRED TAX LIABILITY                   783,533       759,577

COMMITMENTS AND CONTINGENCIES
  [NOTE 5]                                     -             -
                                   _____________ _____________
     Total Liabilities                17,135,181    17,956,620
                                   _____________ _____________



STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,732,608 shares issued
    and outstanding                       47,326        47,326
  Additional paid-in capital          10,303,640    10,303,640
  Accumulated earnings                   244,272       750,914
                                   _____________ _____________
                                      10,595,238    11,101,880
Less: Treasury stock, at cost,
  15,000 shares                         (110,748)     (110,748)
                                   _____________ _____________
     Total Stockholders' Equity       10,484,490    10,991,132
                                   _____________ _____________
                                   $  27,619,671 $  28,947,752
                                   _____________ _____________




The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                     For the Three Months Ended
                                           September 30,
                                      ___________________________
                                         2001          2000
                                      _____________ _____________
NET SALES                             $   8,450,793 $  13,686,344

COST OF SALES                             7,763,307    11,791,217
                                      _____________ _____________
  Gross Profit                              687,486     1,895,127
                                      _____________ _____________
EXPENSES:
  Selling expense                           856,934     1,598,692
  Selling - related  parties                 15,000        75,082
      General and administrative            487,725       747,692
                                      _____________ _____________
     Total expenses                       1,359,659     2,421,466
                                      _____________ _____________
OPERATING INCOME (LOSS)                    (672,173)     (526,339)
                                      _____________ _____________
NON-OPERATING INCOME (EXPENSE):
  Other income (expense)                     10,387        35,334
  Interest expense                         (153,089)     (280,338)
                                      _____________ _____________
     Total non-operating income
       (expense)                           (142,702)     (245,004)
                                      _____________ _____________
INCOME (LOSS) BEFORE INCOME TAXES          (814,875)     (771,343)

CURRENT TAX EXPENSE                               -         9,785

DEFERRED TAX EXPENSE (BENEFIT)             (308,232)     (290,404)
                                      _____________ _____________

NET INCOME (LOSS)                     $    (506,643)    $(490,724)
                                      _____________ _____________

EARNINGS (LOSS) PER SHARE             $       (.11) $       (.10)
                                      _____________ _____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                             4,732,608     4,732,608
                                      _____________ _____________




The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                                  For the Three Months Ended
                                                        September 30,
                                                  _________________________
                                                      2001        2000
                                                  ___________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  (506,643)   $(490,724)
                                                  ___________  ____________
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation expense                             569,226       598,453
     Net deferred taxes                              (308,232)     (290,404)
     Change in assets and liabilities:
       (Increase) decrease in accounts
         receivable                                 1,181,807      (581,308)
       (Increase) decrease in inventories              47,639     2,071,146
       (Increase) decrease in prepaid expenses       (110,225)     (462,256)
       Increase (decrease) in accounts payable       (363,899)      396,558
       Increase (decrease) in accrued expenses        (90,175)      (54,562)
       Increase (decrease) in dealer incentives      (547,754)     (307,371)
       Increase (decrease) in customer deposits      (152,000)     (290,569)
                                                  ___________  ____________
        Net Cash Provided (Used) by
          Operating Activities                    $  (280,256) $    588,963
                                                  ___________  ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment         (441,790)     (686,288)
  (Increase) in other assets                          (55,698)      (25,657)
                                                  ___________  ____________
        Net Cash Provided (Used) by Investing
          Activities                              $  (497,488) $   (711,945)
                                                  ___________  ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                    $   492,329  $          -
  Repayment of long-term debt                        (183,897)     (627,505)
                                                  ___________  ____________
        Net Cash Provided (Used) by Financing
          Activities                              $   308,432  $   (627,505)
                                                  ___________  ____________
Net increase (decrease) in cash and cash
  equivalents                                     $  (469,312) $   (750,487)

Cash and cash equivalents at beginning of year        796,606     1,983,439
                                                  ___________  ____________
Cash and cash equivalents at end of period        $   327,294  $  1,232,952
                                                  ___________  ____________


                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                [Continued]

                                                 For the Three Months Ended
                                                         September 30,
                                                  _________________________
                                                       2001         2000
                                                  ____________  ___________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

      Interest                                    $     80,334  $   270,140
      Income Taxes                                $          -  $     9,785


Supplemental Disclosures of Noncash Investing and Financing Activities:
  For the three month period ended September 30, 2001:
     None

  For the three month period ended September 30, 2000:
       None





The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the period ended September 30, 2001 is not necessarily indicative of the operating results for the full year.

NOTE 2 - ACCOUNTS RECEIVABLE

  As of September 30, 2001, accounts receivable were $758,079 net of the allowance for bad debts of $27,841. This is a decrease from the $1,939,886 in net accounts receivable recorded at June 30, 2001. Of the balance at September 30, 2001, $374,825 has subsequently been collected as of October 31, 2001, and the remaining $383,254 is believed to be fully collectible.


NOTE 3 - INVENTORIES

  Inventories at September 30, 2001 and June 30, 2001 consisted of the following:


                                                September 30,   June 30,
                                                    2001          2001
                                               ____________  ____________
         Parts and supplies                    $  2,437,743  $  2,829,705
         Work-in-process                          1,816,503     1,308,998
         Finished goods                             404,084       567,266
         Obsolete inventory reserve                (150,000)     (150,000)
                                               ____________  ____________
           Total                               $  4,508,330  $  4,555,969
                                               ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- REVENUE RECOGNITION

  The Company generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, legal title and incidents of ownership have passed from the Company to the dealer or Government, and an accounts receivable is recorded or payment received from the dealer, the Government, or the dealer's third-party commercial lender. This is the method of sales recognition in use by most boat manufacturers.

  The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale. The criteria for recording a sale are that the boat has been completed and shipped to a dealer or to the Government, that title and incidents of ownership have passed to the dealer or to the Government, and that there is no direct or indirect commitment to the dealer or to the Government to repurchase the boat.

  The sales incentive interest payment program for each boat sale is accrued for the six month (180 days) interest period in the same fiscal accounting period that the related sale is recorded, since the Company considers it a selling expense. The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer's inventory and on floor plan.

  Presently, the Company's normal sales program provides for the payment of floor plan interest on behalf of its dealers for six months. The Company believes that this program is competitive with the interest payment programs offered by other boat manufacturers, but may from time to time adopt and publish different programs as necessary in order to meet or exceed the competition.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

  Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies a floor plan financing program for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 2001, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $22,382,400. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events which can be reasonably estimated. At September 30, 2001, the allowance for boat repurchases was $200,000.

  Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing for up to six months. These interest charges amounted to approximately $212,014 for the first three months ended September 30, 2001 and are included in the accompanying consolidated statements of operations as part of selling expense. At September 30, 2001, the estimated unpaid dealer incentive interest included in accrued expenses amounted to $206,000.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

  At September 30, 2001, the Company had receivables and advances from employees of the Company amounting to $3,500.

  During the three month period ended September 30, 2001, the Company paid $6,500 for services rendered to entities owned or controlled by the Company's Chairman, President, and Chief Executive Officer.

  The Company paid $24,868 during the three month period ended September 30, 2001 for advertising services received from an entity owned by a Company director.

NOTE 7- INCOME TAXES

  For the three month period ended September 30, 2001 and 2000, the Company paid $0 and $9,785 for current income taxes and had a benefit of $308,232 and $290,404 for deferred income taxes.

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The computations of earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings per share for the three month period ended September 30, 2001 and 2000, was not presented as its effect was anti-dilutive. At September 30, 2001 there were 551,000 unexercised stock options, of which 535,000 were held by officers and directors of the Company at prices ranging from $1.34 to $5.00 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.

NOTE 9 - GOING CONCERN

  Due to the Company having current liabilities in excess of current assets at September 30, 2001, substantial doubt was raised regarding the ability of the Company to continue as a going concern. However, management has alleviated this doubt by refinancing existing debt and raising an additional $3,000,000 in long-term debt financing. In addition, management has accelerated efforts to introduce new product, has executed plans and actions that reduce expenses through direct labor and overhead cost cuts, and has implemented significant reductions to selling and general and administrative expenses.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

  On November 2, 2001, the Company refinanced its long-term debt with General Electric Capital Corporation. Under the refinancing agreement, the Company issued notes payable for $7,000,000 and $3,000,000 in payment of amounts outstanding under the current financing agreement and to supply additional working capital. The notes have a variable interest rate of prime + 2%, which was 7.5% at the loan closing date. The $7,000,000 note has monthly payments of approximately $83,100 and has a ten-year amortization with a five-year balloon payment. The $3,000,000 note has monthly payments of approximately $46,000 and has a seven-year amortization. These notes are secured by all of the Company's real and personal property, an assignment of a $1,000,000 key man life insurance policy, and the personal guarantee of the Company President with real estate valued at approximately $1,500,000.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

The operating loss for the first quarter ended September 30, 2001 was $(672,173) or $(.14) per share versus $(526,339) or $(.11) per share for the same period in 2000. The operating loss as a percent of sales for the three months ended September 30, 2001, was -7.95% versus -3.8% for the three months ended September 30, 2000. Net earnings for the three months ended September 30, 2001, were $(506,643) or $(.11) per share. This compares to a net loss of $(490,724) or $(.10) per share for the three months ended September 30, 2000.

Net sales were $8,450,793 for the three months ended September 30, 2001, as compared to $13,686,344 for the three months ended September 30, 2000. Unit sales volume for three months ended September 30, 2001 was 59 boats as compared to 96 boats for the three months ended September 30, 2000. During the period, 40% of the boats sold represented new models introduced in the last twelve months. Sales decreased, in part, due to the lack of credit provided to dealers by finance companies. More stringent requirements forced limits on existing credit lines and fewer financing institutions turned dealers to hometown banks for lending support.

Gross margin on sales for the three months ended September 30, 2001, was $687,486 or 8% as compared to $1,895,127 or 14% for the three months ended September 30, 2000. The decrease in margin was due in part to a leaner sales mix, reflected in a higher portion of fishing boats as a percent of total units sold, when compared with the same period from last year.

Selling expenses were $871,934 for the three months ended September 30, 2001, as compared to $1,673,774 for the three months ended September 30, 2000. Decreased selling expenses were a result of savings strategies implemented during the first quarter of 2001. This yielded over $270,000 in savings by adhering to a stricter advertising budget and saved over $160,000 in reduced dealer incentive interest expense.

General and administrative expenses were $487,725 for the three months ended September 30, 2001 compared to $747,692 for the three months ended September 30, 2000. Decrease in expense for the first quarter of 2001 was largely due to the cost saving steps executed by management. Over $55,000 was saved in depreciation due to the sale of the corporate jet, and legal expense dropped over $110,000 from the same period last year.

Interest expense for the three months ended September 30, 2001 was $153,089 as compared to $280,338 for the three months ended September 30, 2000.

Other non-operating (income)/expense for the three months September 30, 2001 was $(10,387) as compared to $(35,334) for the three months ended September 30, 2000.

Financial Condition.
The Company's cash flows for the three months ended September 30, 2001 are summarized as follows:
     Net cash used in operating activities       $   (280,256)
     Net cash used in investing activities           (497,488)
     Net cash provided by financing activities        308,432
     Net decrease in cash                        $   (469,312)

This net decrease compares to a $750,487 net decrease for the three months ended September 30, 2000.

Cash used in the three months ended September 30, 2001 to acquire additional property, plant, and equipment (investing activity) amounted to $441,790, of which over $384,000 was invested in new product tooling, design and development.

For the remainder of the year ending June 30, 2002 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations. The Company anticipates new product sales, vital to the long-term future, will generate an additional source of revenue. The Company believes that the November 2001 closing of long term debt refinancing will improve cash flow, while incremental increases in volume will result in corresponding improvement in net earnings.

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

PART II.  Other Information.

ITEM 2:   Change in Securities.

There was no change in securities during the first quarter ending September 30, 2001.

ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

     (1)  Exhibits. The following exhibits are filed in with this report:

     10.1 -    Stock Option Agreement with David Woods

      (a) No Amendments on Form 8 were filed by the Registrant during the first three months of Fiscal 2002.

      (b) No Current Reports on Form 8-K were filed by the Registrant during the first three months of Fiscal 2002.

                                 SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
                               (Registrant)






By:  /s/  Hannah Hale                             Date: November 9, 2001
     Chief Financial Officer