Form 10-Q
period 2001-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2002-02-14
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                 FORM 10-Q

                             QUARTERLY REPORT

                  FOR THE QUARTER ENDED DECEMBER 31, 2001


                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2001

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

         Class                  Outstanding at January 31, 2002

 Common Stock, $.01 par value          4,732,608 shares

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                                   INDEX

                                                                  Page No.

Part I Financial Information

       Unaudited Consolidated Balance Sheets,
        December 31, 2001 and June 30, 2001                          1 - 2

       Unaudited Consolidated Statements of Operations, for the
        three and six months ended December 31, 2001
        and December 31, 2000                                            3

       Unaudited Consolidated Statements of Cash Flows, for the
        six months ended December 31, 2001
        and December 31, 2000                                        4 - 5

       Notes to Unaudited Consolidated Financial Statements          6 - 8

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                      9 - 10

Part II Other Information

       Item 6  Exhibits and Reports on Form 8 and Form 8-K              11

       Signature                                                        12

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   UNAUDITED CONSOLIDATED BALANCE SHEETS


                                  ASSETS





                                         December 31,    June 30,
                                             2001          2001
                                        _____________ _____________
CURRENT ASSETS:
  Cash and cash equivalents              $   445,338   $   796,606
  Accounts receivable, net                   569,582     1,939,886
  Inventories                              4,009,032     4,555,969
  Prepaid expenses                           373,812       172,538
  Current tax assets                       2,729,619     1,469,937
                                        _____________ _____________
     Total Current Assets                  8,127,383     8,934,936
                                        _____________ _____________
PROPERTY, PLANT AND EQUIPMENT             40,257,740    39,352,236

  Less:  Accumulated depreciation        (21,558,870)  (20,432,602)
                                        _____________ _____________
                                          18,698,870    18,919,634
                                        _____________ _____________
OTHER ASSETS                               1,412,710     1,093,182
                                        _____________ _____________
                                         $28,238,963   $28,947,752
                                        _____________ _____________






















                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                [Continued]


                                         December 31,    June 30,
                                             2001          2001
                                        _____________ _____________
CURRENT LIABILITIES:
  Current maturities - long-term debt    $ 1,012,023   $   722,661
  Current maturities - capital lease          15,053        13,989
  Accounts payable                         4,195,801     5,682,729
  Accrued expenses                           895,267     1,006,459
  Dealer incentives                          854,616     2,030,126
  Customer deposits                          470,546       321,175
  Allowance for boat repurchases             200,000       200,000
  Reserve for warranty expense               590,000       590,000
                                        _____________ _____________
     Total Current Liabilities             8,233,306    10,567,139

LONG-TERM DEBT, less current maturities   10,076,995     6,580,299
CAPITAL LEASE, less current maturities        48,887        49,605
DEFERRED TAX LIABILITY                       812,936       759,577

COMMITMENTS AND CONTINGENCIES [NOTE 5]             -             -
                                        _____________ _____________
     Total Liabilities                    19,172,124    17,956,620
                                        _____________ _____________



STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,732,608 shares issued and
    outstanding                               47,326        47,326
  Additional paid-in capital              10,303,640    10,303,640
  Accumulated earnings                    (1,173,379)      750,914
                                        _____________ _____________
                                           9,177,587    11,101,880
  Less: Treasury stock, at cost,
    15,000 shares                           (110,748)     (110,748)
                                        _____________ _____________
     Total Stockholders' Equity            9,066,839    10,991,132
                                        _____________ _____________
                                         $28,238,963   $28,947,752
                                        _____________ _____________




The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                  For The Three              For The Six
                                   Months Ended              Months Ended
                                   December 31               December 31
                            _________________________ _________________________
                                2001         2000         2001         2000
                            ____________ ____________ ____________ ____________

NET SALES                   $ 6,553,076  $ 8,838,621  $15,003,869  $22,524,964

COST OF SALES                 7,148,277    7,816,539   14,911,584   19,607,756
                            ____________ ____________ ____________ ____________

     Gross Profit              (595,201)   1,022,082       92,285    2,917,208

EXPENSES
     Selling Expense            987,379    1,278,544    1,859,313    2,912,198
     Selling Expense-
       related parties                -      117,255            -      157,375
     General & Administrative   475,781      720,005      963,506    1,467,697
                            ____________ ____________ ____________ ____________

         Total Expenses       1,463,160    2,115,804    2,822,819    4,537,270
                            ____________ ____________ ____________ ____________

OPERATING INCOME (LOSS)      (2,058,361)  (1,093,722)  (2,730,534)  (1,620,062)

NON-OPERATING
INCOME/(EXPENSE)
     Other Income                 5,135    1,569,633        4,283    1,578,320
     Interest Expense          (262,516)    (217,764)    (404,365)    (471,455)
                            ____________ ____________ ____________ ____________

INCOME (LOSS) BEFORE TAX     (2,315,742)     258,147   (3,130,616)    (513,197)

CURRENT TAX EXPENSE                   -       (9,785)           -            -

DEFERRED TAXES (BENEFIT)       (898,091)     111,569   (1,206,323)    (178,835)
                            ____________ ____________ ____________ ____________

NET INCOME (LOSS)            (1,417,651)     156,363   (1,924,293)    (334,362)

EARNINGS (LOSS) PER SHARE          (.30)         .03         (.41)        (.07)
                            ____________ ____________ ____________ ____________
WEIGHTED AVERAGE
    SHARES OUTSTANDING        4,732,608    4,732,608    4,732,608    4,732,608
                            ____________ ____________ ____________ ____________

DILUTED EARNINGS PER SHARE           N/A          N/A          N/A          N/A
                            ____________ ____________ ____________ ____________
DILUTED WEIGHTED AVERAGE
    SHARES OUTSTANDING               N/A          N/A          N/A          N/A
                            ____________ ____________ ____________ ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Six Months Ended
                                                           December 31,
                                                  _____________________________
                                                       2001           2000
                                                  ______________ ______________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  (1,924,293) $    (334,362)
                                                  ______________ ______________
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation expense                             1,126,268      1,193,082
     Gain on sale of fixed asset                              -       (500,446)
     Net deferred taxes                              (1,206,323)      (178,835)
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable     1,370,303        973,888
       (Increase) decrease in inventories               546,938      2,616,816
       (Increase) decrease in prepaid expenses         (201,275)      (314,745)
       Increase (decrease) in deferred sales                  -        102,496
       Increase (decrease) in accounts payable       (1,486,903)      (756,182)
       Increase (decrease) in accrued expenses         (111,216)      (294,753)
       Increase (decrease) in dealer incentives      (1,175,510)       231,054
       Increase (decrease) in customer deposits         149,371       (157,005)
                                                  ______________ ______________
        Net Cash Provided (Used) by
          Operating Activities                    $  (2,912,640) $   2,581,008
                                                  ______________ ______________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment           (905,504)    (1,741,649)
  Proceeds from sale of fixed assets                          -      1,750,920
  (Increase) in other assets                            172,801        (51,314)
                                                  ______________ ______________
        Net Cash Provided (Used) by Investing
          Activities                              $    (732,703) $     (42,243)
                                                  ______________ ______________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                    $   3,344,344  $           -
  Repayment of long-term debt                           (50,270)    (2,473,314)
                                                  ______________ ______________
        Net Cash Provided (Used) by Financing
          Activities                              $   3,294,074  $  (2,473,314)
                                                  ______________ ______________
Net increase (decrease) in cash and cash
  equivalents                                     $    (351,269) $      65,451

Cash and cash equivalents at beginning of year    $     796,606  $   1,983,439
                                                  ______________ ______________

Cash and cash equivalents at end of period        $     445,337  $   2,048,890
                                                  ______________ ______________


                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                [Continued]

                                                     For the Six Months Ended
                                                           December 31,
                                                  _____________________________
                                                       2001           2000
                                                  ______________ ______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

      Interest, net of amounts capitalized        $     164,865  $     474,502
      Income Taxes                                $           -  $           -


Supplemental Disclosures of Noncash Investing and Financing Activities:
  For the six month period ended December 31, 2001:
     None

  For the six month period ended December 31, 2000:
       None






























The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the period ended December 31, 2001 is not necessarily indicative of the operating results for the full year.

NOTE 2 - ACCOUNTS RECEIVABLE

  As of December 31, 2001, accounts receivable were $569,582 net of the allowance for bad debts of $27,841. This is a decrease from the $1,939,886 in net accounts receivable recorded at June 30, 2001. Of the balance at December 31, 2001, $301,850 subsequently has been collected as of January 31, 2002, and the remaining $267,732 is believed to be fully collectible.


NOTE 3 - INVENTORIES

  Inventories at December 31, 2001 and June 30, 2001 consisted of the following:


                                         December 31,    June 30,
                                             2001          2001
                                        _____________ _____________
         Parts and supplies             $  2,264,110  $  2,829,705
         Work-in-process                   1,657,051     1,308,998
         Finished goods                      237,871       567,266
         Obsolete inventory reserve         (150,000)     (150,000)
                                        _____________ _____________
           Total                        $  4,009,032  $  4,555,969
                                        _____________ _____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- REVENUE RECOGNITION

  The Company generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, legal title and incidents of ownership have passed from the Company to the dealer or Government, and an accounts receivable is recorded or payment is received from the dealer, the Government, or the dealer's third-party commercial lender. This is the method of sales recognition in use by most boat manufacturers.

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

  Sales incentive interest payments for boats sold are accrued for a six month (180 days) interest period in the same fiscal accounting period that the related sale is recorded, since the Company considers it a selling expense. The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer's inventory and on floor plan.

  Presently, the Company's normal sales program provides for the payment of floor plan interest on behalf of its dealers for six months. The Company believes that this program is competitive with the interest payment programs offered by other boat manufacturers, but may from time to time adopt and publish different programs as deemed necessary in order to meet or exceed the competition.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

  Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies a floor plan financing program for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 2001, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $18,688,716. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events which can be reasonably estimated. At December 31, 2001, the allowance for boat repurchases was $200,000.

  Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing. These interest charges amounted to approximately $308,882 for the first six months ended December 31, 2001 and are classified in the accompanying consolidated statements of operations as selling expense. At December 31, 2001, the estimated unpaid dealer interest included in accrued expenses was $144,830.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

  At December 31, 2001, the Company had receivables and advances from its employees amounting to $6,124.

  During the six month period ended December 31, 2001, the Company paid $11,900 for services rendered to entities owned or controlled by the Company's Chairman, President, and Chief Executive Officer.

  The Company paid $24,868 during the six month period ended December 31, 2001 for advertising services received from an entity owned by a Company director.

NOTE 7- INCOME TAXES

  For the six month period ended December 31, 2001 and 2000, the Company paid $0 and $0 for current income taxes and had a benefit of $1,206,323 and $178,835 for deferred income taxes.

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The computations of earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings per share for the six month period ended December 31, 2001 and 2000, was not presented as its effect was anti-dilutive. At December 31, 2001 there were 576,000 unexercised stock options, of which 550,000 were held by officers and directors of the Company at prices ranging from $1.34 to $5.00 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.

NOTE 9 - GOING CONCERN

  Due  to  the  recent  recession and weakening  consumer  confidence  the
  Company has experienced a significant decrease in sales resulting in recent operating losses and working capital deficiencies raising substantial doubt about its ability to continue as a going concern. In this regard, management has continued new product development and plans to release the Company's new 34 foot wide beam fishing boat and 48 foot wide beam sports cruiser. The Company at February 1, 2002 has a sales order back log thru the end of April 2002 for the new 38 foot wide beam series. Further, the Company has reduced operating expenditures and restructured long term debt financing . Management believes that the current increase in sales orders combined with continued expense control will allow the Company to weather the current recession. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

The operating loss for the three months ended December 31, 2001 was $2,058,361 or $(.43) per share versus $1,093,722 or $(.23) per share for the same period in 2000. The net loss for the six months ended December 31, 2001, was $1,924,293 or $(.41) per share. This compares to a net loss of $334,362 or $(.07) per share for the six months ended December 31, 2000, which included non-operating income of $1,569,633.

Net sales were $6,553,076 for the second quarter of Fiscal 2002, as compared to $8,838,621 for the three months ended December 31, 2000.
Sales volume for three months ended December 31, 2001 was 50 units compared to 69 units for the prior year. During the second quarter of Fiscal 2002, while unit volume dropped almost 30%, the mix also shifted dramatically. Lower margin fish boats, which normally represent about 20% of units shipped, rose to almost 50%. During this same time, the sport boat mix shifted to smaller units at lower than average margins.

Gross margin on sales for the three months ended December 31, 2001, was $(595,201) as compared to $1,022,082 for the three months ended December 31, 2000. Gross margin for the six months ended December 31, 2001 was $92,285 compared with $2,917,208 for the same period of the previous year. The decrease in margin was due to three weeks of plant shutdown in the Fiscal 2002 quarter, combined with low sales volume, a dramatic shift in product mix, and additional discounts provided to assist dealers in moving aged inventory. Currently, dealer inventories are down more than 20% from inventory levels of the last 3 years.

Selling expenses were $987,379 for the three months ended December 31, 2001, as compared to $1,395,799 for the three months ended December 31, 2000. Decreased selling expenses were a result of budget expense cuts which included lower race and advertising expense, and over $80,000 savings in dealer interest incentives.

General and administrative expenses were $475,781 for the three months ended December 31, 2001 compared to $720,005 for the three months ended December 31, 2000. Over $130,000 of these savings resulted from the
December 2000 sale of the corporate plane, reducing depreciation and related travel cost.

Interest expense for the three months ended December 31, 2001 was $262,516 as compared to $217,764 for the three months ended December 31, 2000.

Other non-operating (income)/expense for the three months December 31, 2001 was $(5,135) as compared to $(1,569,633) for the three months ended December 31, 2000. December 2000 other income resulted from the sale of the corporate plane and the full and final payment of insurance claims arising from hurricane damage.

Financial Condition.

The Company's summary cash flows for the six months ended December 31, 2001 are:

     Net cash used in operating activities       $ (2,912,640)
     Net cash used in investing activities           (732,703)
     Net cash provided by financing activities      3,294,074
                                                 _____________
     Net decrease in cash                        $   (351,269)

This net decrease compares to a $65,451 net increase for the six months ended December 31, 2000, which included $1,750,920 from the sale of the corporate aircraft.

Cash used in the six months ended December 31, 2001 to acquire additional property, plant, and equipment (investing activity) amounted to $905,504 which was invested in tooling of brand new product designs, including the 48' wide beam cruiser and the 34' wide beam fish boat. These new designs have generated significant interest in the retail market, with the 34' fish boat producing retail orders before the tooling was completed.

Cash provided by financing activities were a result of new long term debt refinancing which was completed during the second quarter, yielding proceeds of $3,344,344.

For the remainder of the year ending June 30, 2002 and beyond, the Company expects to generate sufficient cash through operations to meet its needs and obligations. The Company maintained its new product development in the first six months of the fiscal year, despite the volume decrease and sales mix. The Company will introduce 2 new key models at the Miami International Boat Show in February 2002. Previous experience leads the Company to believe that related new product sales will generate a sufficient source of revenue and will result in corresponding earnings improvement.

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

Cautionary  Statement  for  Purposes of "Safe Harbor"  Under  the  Private
Securities Reform Act of 1995.     (continued)


companies with substantial resources; the concentration of a substantial percentage of he Company's sales with a few major customers, the loss of, or change in demand from, any of which could have a material impact upon the Company; labor relations at the Company and at its customers and suppliers; and the Company's single-source supply and just-in-time inventory strategies for some critical boat components, including high performance engines, which could adversely affect production if a single-source supplier is unable for any reason to meet the Company's requirements on a timely basis.


PART II.  Other Information.

ITEM 2:   Change in Securities.

There was no change in securities during the quarter ending December 31, 2001.

ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

     (1)  Exhibits. The following exhibits are filed in with this report:
		None

      (a) No Amendments on Form 8 were filed by the Registrant during the second three months of Fiscal 2002.

      (b) No Current Reports on Form 8-K were filed by the Registrant during the first six months of Fiscal 2002.

                                 SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
                               (Registrant)






By:     /s/ Hannah Hale                       Date: February 6, 2002
     Chief Financial Officer