Form 10-Q
period 2002-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2002-05-15
CIK 764858

                    FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                 FORM 10-Q

                             QUARTERLY REPORT

                   FOR THE QUARTER ENDED MARCH 31, 2002


                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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


         Class                         Outstanding at March 31, 2002
 Common Stock, $.01 par value                4,732,608 shares

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                                   INDEX

                                                                    Page No.

Part I Financial Information

       Unaudited Condensed Consolidated Balance Sheets,
        March 31, 2002 and June 30, 2001                            1 - 2

       Unaudited Condensed Consolidated Statements of
        Operations, for the three and nine months
        ended March 31, 2002 and March 31, 2001                       3

       Unaudited Condensed Consolidated Statements of
        Cash Flows, for the nine months ended
        March 31, 2002 and March 31, 2001                           4 - 5

       Notes to Unaudited Condensed Consolidated
        Financial Statements                                        6 - 10

       Management's Discussion and Analysis of Results
        of Operations and Financial Condition                      11 - 12

Part II Other Information

       Item 6  Exhibits and Reports on Form 8 and Form 8-K          12

       Signature                                                    13

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS





                                         March 31,      June 30,
                                            2002          2001
                                       ____________  _____________
CURRENT ASSETS:
  Cash and cash equivalents            $    994,041  $    796,606
  Accounts receivable, net                  803,467     1,939,886
  Inventories                             4,896,427     4,555,969
  Prepaid expenses                          284,965       172,538
  Current tax assets                      2,876,043     1,469,937
                                       ____________  _____________
     Total Current Assets                 9,854,943     8,934,936
                                       ____________  _____________
PROPERTY, PLANT AND EQUIPMENT            40,810,679    39,352,236

  Less:  Accumulated depreciation       (22,125,481)  (20,432,602)
                                       ____________  _____________
                                         18,685,198    18,919,634
                                       ____________  _____________
OTHER ASSETS                              1,400,260     1,093,182
                                       ____________  _____________
TOTAL ASSETS                           $ 29,940,401  $ 28,947,752
                                       ____________  _____________














                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                [Continued]


                                          March 31,      June 30,
                                            2002          2001
                                       ____________  _____________
CURRENT LIABILITIES:
  Current maturities - long-term debt  $  1,113,258   $   722,661
  Current maturities - capital lease         15,053        13,989
  Accounts payable                        6,023,784     5,682,729
  Accrued expenses                        1,217,741     1,006,459
  Dealer incentives                         783,621     2,030,126
  Customer deposits                         364,447       321,175
  Allowance for boat repurchases            200,000       200,000
  Reserve for warranty expense              590,000       590,000
                                       ____________  _____________
     Total Current Liabilities           10,307,904    10,567,139

LONG-TERM DEBT, less current maturities   9,837,946     6,580,299
CAPITAL LEASE, less current maturities       48,887        49,605
DEFERRED TAX LIABILITY                      867,978       759,577

COMMITMENTS AND CONTINGENCIES                     -             -
                                       ____________  _____________
     Total Liabilities                   21,062,715    17,956,620
                                       ____________  _____________



STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
   200,000,000 shares authorized,
   4,732,608 shares issued and
   outstanding                               47,326        47,326
  Additional paid-in capital             10,303,640    10,303,640
  Accumulated earnings                   (1,362,532)      750,914
                                       ____________  _____________
                                          8,988,434    11,101,880
  Less: Treasury stock, at cost,
   15,000 shares                           (110,748)     (110,748)
                                       ____________  _____________
     Total Stockholders' Equity           8,877,686    10,991,132
                                       ____________  _____________
                                        $29,940,401   $28,947,752
                                       ____________  _____________

 Note: The balance sheet as of June 30, 2001 was taken from the audited audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                 For The Three             For The Nine
                                  Months Ended              Months Ended
                                    March 31                 March 31
                           ________________________  ________________________
                               2002         2001        2002          2001
                           ____________  __________  ___________  ___________

NET SALES                  $ 10,811,769  $9,966,147  $25,815,637  $32,491,111

COST OF SALES                 8,590,960   7,960,103   23,502,544   27,557,859
                           ____________  __________  ___________  ___________

   Gross Profit               2,220,809   2,006,044    2,313,093    4,933,252

EXPENSES
 Selling Expense              1,617,884   1,313,178    3,477,197    4,225,376
 Selling Expense -
   related parties                    -      38,692            -      196,067
 General & Administrative       564,133     491,473    1,527,639    1,969,170
                           ____________  __________  ___________  ___________

   Total Expenses             2,182,017   1,843,343    5,004,836    6,390,613
                           ____________  __________  ___________  ___________

OPERATING INCOME (LOSS)          38,792     162,701   (2,691,743)  (1,457,361)

NON-OPERATING INCOME/(EXPENSE)
 Other Income (Expense)            (225)     16,867       15,298    1,654,400
 Interest Expense              (319,101)   (125,548)    (734,706)    (656,216)


INCOME (LOSS) BEFORE TAX       (280,534)     54,020   (3,411,151)    (459,177)

CURRENT TAX EXPENSE                   -           -            -            -

DEFERRED TAXES (BENEFIT)        (91,382)     64,649   (1,297,705)    (114,186)
                           ____________  __________  ___________  ___________

NET INCOME (LOSS)          $   (189,152) $  (10,629) $(2,113,446) $  (344,991)
                           ____________  __________  ___________  ___________

EARNINGS (LOSS) PER SHARE  $     (.04)   $   (.00)   $    (.45)   $    (.07)
                           ____________  __________  ___________  ___________
WEIGHTED AVERAGE
    SHARES OUTSTANDING        4,732,608   4,732,608    4,732,608    4,732,608
                           ____________  __________  ___________  ___________

The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                               For the Nine Months Ended
                                                        March 31,
                                                 ________________________
                                                     2002         2001
                                                 ____________  __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $(2,113,446)  $ (344,991)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation expense                          1,692,879    1,718,518
     Gain on sale of fixed asset                           -     (500,446)
     Net deferred taxes                           (1,297,705)    (232,647)
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable  1,136,419      723,120
       (Increase) decrease in inventories           (340,455)   2,015,319
       (Increase) decrease in prepaid expenses       (68,622)      (1,186)
       Increase (decrease) in deferred sales               -      102,496
       Increase (decrease) in accounts payable       341,051       89,691
       Increase (decrease) in accrued expenses       211,282     (865,285)
       Increase (decrease) in dealer incentives   (1,246,505)     185,433
       Increase (decrease) in customer deposits       43,272     (266,762)
                                                 ____________  __________
        Net Cash Provided (Used) by
          Operating Activities                   $(1,641,830)  $2,623,260
                                                 ____________  __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment     $(1,458,443) $(3,178,160)
  Proceeds from sale of fixed assets                       -    1,750,920
  (Increase) in other assets                        (362,745)     (85,612)
                                                 ____________  __________
        Net Cash Provided (Used) by
          Investing Activities                   $(1,821,188) $(1,512,852)
                                                 ____________  __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                   $ 3,848,537    $       -
  Repayment of long-term debt                       (188,085)  (2,850,305)
                                                 ____________  __________
        Net Cash Provided (Used) by
          Financing Activities                   $ 3,660,452  $(2,850,305)
                                                 ____________  __________
Net increase (decrease) in cash
 and cash equivalents                            $   197,434  $(1,739,897)

Cash and cash equivalents at beginning of year       796,606    1,983,439
                                                 ____________  __________

Cash and cash equivalents at end of period       $   994,040   $  243,542

                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                [Continued]

                                                For the Nine Months Ended
                                                         March 31,
                                                 ________________________
                                                     2002         2001
                                                 ____________  __________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

      Interest, net of amounts capitalized       $   653,245   $  596,423
      Income Taxes                               $         -   $        -


Supplemental Disclosures of Noncash Investing and Financing Activities:
  For the nine month period ended March 31, 2002:
     None

  For the nine month period ended March 31, 2001:
       None




















The accompanying notes are an integral part of these financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS, AND ACCOUNTING POLICIES

  Nature of the Business - Fountain Powerboat Industries, Inc. and Subsidiary (the Company) manufacture high-performance sportboats, sports cruisers, fishing boats, race boats and wide-beam cruisers.
  These boats are sold to the Company's worldwide network of approximately 34 dealers. The Company's offices and manufacturing facilities are located in Washington, North Carolina where the Company has been in business since 1979. The Company employs approximately 340 people and is an equal opportunity, affirmative action employer.

  Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments)
  necessary   to  present  fairly  the  financial  position,  results   of
  operations and cash flows at March 31, 2002 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fountain Powerboats, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Revenue Recognition - The Company generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, legal title and incidents of ownership have passed from the Company to the dealer or Government, and an accounts receivable is recorded or payment is received from the dealer, the Government, or the dealer's third-party commercial lender. This is the method of sales recognition in use by most boat manufacturers.

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS, AND ACCOUNTING POLICIES [Continued]

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS
  No.   142,  "Goodwill  and  Other  Intangible  Assets",  SFAS  No.  143,
  "Accounting  for  Asset  Retirement  Obligations",  and  SFAS  No.  144,
  "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant. Emerging Issue Task Force 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", was issued during 2000 and is effective for fiscal years beginning after December 31, 2001. This standard will require the Company to reclassify interest expense paid for dealers from Selling Expense to Net Revenues. If the standard would have been adopted for the three and nine months ended March 31, 2002 and 2001 net revenues and selling expense would have been as follows:


                         For the Three             For the Nine
                          Months Ended             Months Ended
                   ________________________  _________________________

                       2002         2001        2002         2001
                   ____________  __________  ___________  ____________
  Net Revenues      $10,626,380  $9,682,546  $25,321,366  $31,654,621
                   ____________  __________  ___________  ____________
  Selling Expense   $ 1,432,495  $1,068,269  $ 2,982,926  $ 3,584,953
                   ____________  __________  ___________  ____________



NOTE 2 - ACCOUNTS RECEIVABLE

  As of March 31, 2002, accounts receivable were $803,467 net of the allowance for bad debts of $27,841. This is a decrease from the $1,939,886 in net accounts receivable recorded at June 30, 2001. Of the balance at March 31, 2002, $359,383 subsequently has been collected as of April 30, 2002, and the remaining $471,084 is believed to be fully collectible.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

  Inventories at March 31, 2002 and June 30, 2001 consisted of the following:


                                     March  31,      June 30,
                                        2002           2001
                                     __________    ____________
         Parts and supplies          $3,267,136    $ 2,829,705
         Work-in-process              1,553,349      1,308,998
         Finished goods                 225,943        567,266
         Obsolete inventory reserve    (150,000)      (150,000)
                                     __________    ____________
           Total                     $4,896,427    $ 4,555,969
                                     __________    ____________



NOTE 4- LONG TERM DEBT

  During November 2001, the Company successfully refinanced its long-term debt with General Electric Capital Corporations ("GECC"). Under the refinancing agreement, the Company issued notes payable for $7,000,000 and $3,000,000 in payment of amounts outstanding under the current financing agreement and to provide additional working capital. The notes have a variable interest rate of prime + 2%, 6.75% at March 31, 2002. The $7,000,000 note has monthly payments of approximately $85,000 and a ten-year amortization with a five-year balloon payment. The $3,000,000 note has monthly payments of approximately $45,000 and a seven-year amortization with a five-year balloon payment. These notes are secured by the Company's real and personal property, an assignment of a $1,000,000 key man life insurance policy and the personal guarantee of the Company President with real estate valued at approximately $1,000,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

  Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies a floor plan financing program for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 2002, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $18,688,716. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events which can be reasonably estimated. At March 31, 2002, the allowance for boat repurchases was $200,000.

  Dealer Interest - The Company regularly pays a portion of dealer interest charges for floor plan financing. These interest charges amounted to approximately $494,271 for the first nine months ended March 31, 2002 and are classified in the accompanying consolidated statements of operations as selling expense. At March 31, 2002, the estimated unpaid dealer interest included in accrued expenses was $208,468.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

  At March 31, 2002, the Company had receivables and advances from its employees amounting to $4,100.

  During the nine month period ended March 31, 2002, the Company paid $17,300 for services rendered to entities owned or controlled by the Company's Chairman, President, and Chief Executive Officer.

  The Company paid $41,361 during the nine month period ended March 31, 2002 for advertising services received from an entity owned by a Company director.

NOTE 7- INCOME TAXES

  For the nine month period ended March 31, 2002 and 2001, the Company had a benefit of $1,297,705 and $114,186 for deferred income taxes.

NOTE 8 - LOSS PER SHARE

  The computations of earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings per share for the nine month period ended March 31, 2002 and 2001, was not presented as its effect was anti-
  dilutive. At March 31, 2002 there were 596,000 unexercised stock options, of which 550,000 were held by officers and directors of the Company at prices ranging from $1.34 to $5.00 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.


  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and nine months ended March 31, 2002 and 2001:

                                      For the Three         For the Nine
                                       Months Ended         Months Ended
                                   ____________________  ____________________

                                     2002       2001       2002       2001
                                   _________  _________  _________  _________
  Income (loss) from continuing
   operations available
   to common stockholders         $(189,152) $(10,629) $(2,113,446)$(344,991)
                                   _________  _________  _________  _________
  Weighted average number of
   common shares outstanding
   used in basic (loss) per share  4,732,608  4,732,608  4,732,608  4,732,608
                                   _________  _________  _________  _________

  The Company had at March 31, 2002 options to purchase 596,000 shares of common stock at prices ranging from $1.45 to $5.00 per share that were not included in the computation of loss per share because their effect was anti-dilutive.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOING CONCERN

  During the current fiscal year, the Company incurred significant expenses associated with the new product development of their 34 and 48 foot wide beam cruisers. The resulting working capital deficiencies raised substantial doubt about its ability to continue as a going concern. Having completed these capital projects, the Company has
  halted   all  major  capital  expenditures,  choosing  to  focus   their
  resources on existing sales order backlogs and improving their production processes. The Company fully believes it is able to improve its position with proper management and expects evidence of such will result from the production of existing retail sales orders and continued progress with aged dealer inventories.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

The operating profit for the three months ended March 31, 2002 was $38,792 versus $162,701 for the same period in 2001. The net loss for the quarter ended March 31, 2002 was $189,152 compared to a Net loss of $10,629 for the same period of 2001. The net loss for the nine months ended March 31, 2002, was $2,113,446 or $(.45) per share. This compares to a net loss of $344,991 or $(.07) per share for the nine months ended March 31, 2001. The fiscal 2001 amount includes non-operating income of $1,654,400, combined proceeds from the sale of the Company's corporate plane and plus proceeds of an insurance claim settlement.

Net sales were $10,811,769 for the third quarter of Fiscal 2002, as compared to $9,966,147 for the three months ended March 31, 2001. Gross margin on sales for the three months ended March 31, 2002, was $2,220,809 as compared to $2,006,044 for the three months ended March 31, 2001. Sales volume for three months ended March 31, 2002, was 55 units compared to 72 units for the prior year. While unit volume for the third quarter 2002 was only 76% of the unit volume for 2001, quarterly net sales and gross margin improved $845,622 and $214,765, respectively, over the prior year. The sales of the Company's new models have had significant, postive impact in the third fiscal quarter, by generating increased revenues with lower sales volumes.

Gross margin for the nine months ended March 31, 2002 was $2,313,093 compared with $4,933,252 for the same period of the previous year. Year to date margin differences result from decreased year to date sales and the Company's decision to provide dealers with assistance in moving aged inventory. Current dealer inventories are down 35% from the inventory levels of 2001.

Selling expenses were $1,617,884 for the three months ended March 31, 202, as compared to $1,351,870 for the three months ended March 31, 2001. Increased selling expenses result from the advertising campaign for the Company's new products which entered the market in February 2002.

General and administrative expenses were $564,133 for the three months ended March 31, 2002 compared to $491,473 for the three months ended March 31, 2001. This incremental increase results from the Company's hiring of a lobbyist group to promote government and defense sales.

Interest expense for the three months ended March 31, 2002 was $319,101 as compared to $125,548 for the three months ended March 31, 2001. Increased interest expense results from the Company's refinance of long-term debt and borrowing an additional $3,848,537.

Financial Condition.

The Company's summary cash flows for the nine months ended March 31, 2002 are:

     Net cash provided by operating activities     $ (1,641,830)
     Net cash used in investing activities           (1,821,188)
     Net cash provided by financing activities        3,660,452
                                                   ____________
     Net increase in cash                          $    197,434
                                                   ____________

The $197,434 net cash increase compares to a $1,739,897 decrease for the nine months ended March 31, 2001, which included $1,750,920 in proceeds from the sale of the corporate aircraft.

Cash used in the nine months ended March 31, 2002 to acquire additional property, plant, and equipment (investing activity) amounted to $1,458,443 which was invested in tooling of new product designs, including the 48' wide beam cruiser and the 34' wide beam fish boat. These new designs have generated retail orders into September 2002.

Cash was provided by financing activities as a result of new long term debt and refinancing of existing debt which was completed during the second quarter, yielding proceeds of $3,848,537.

For the remainder of the year ending June 30, 2002 and beyond, the Company expects to generate sufficient cash to meet its needs and obligations.

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


PART II.  Other Information.

ITEM 2:   Change in Securities.
There was no change in securities during the quarter ending March 31, 2002.

ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.
     (1)  Exhibits:  None.
     (a) No Amendments on Form 8 were filed by the Registrant during the second three months of Fiscal 2002.
     (b) No Current Reports on Form 8-K were filed by the Registrant during the first six months of Fiscal 2002.

                                 SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
                               (Registrant)






By:     /s/ Hannah Hale                              Date: May  10, 2002
     Chief Financial Officer