Form 10-K
period 2002-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2002-09-30
CIK 764858

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-K

                                (Mark One)
   X     ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE
                                SECURITIES
                 EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

                    For fiscal year ended June 30, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

         For the transition period from __________ to __________.
                      Commission File Number: 0-14712

                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

     NEVADA                                       88-0160250
(State or other jurisdiction                  (IRS Employer
     of incorporation)                        Identification No.)

   Post Office Drawer 457, Whichard's Beach Road, Washington, NC  27889
 (Address of principal executive offices)                      (Zip Code)

    Registrant's telephone number, including area code:  (252) 975-2000

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $7,602,506 at September 18, 2002 based upon a closing price of $3.29 per share on such date for the Company's Common Stock.

     As of September 18, 2002 there were 4,732,608 shares of the Company's Common Stock issued of which 15,000 shares are owned by the Company's subsidiary Fountain Powerboats, Inc. and are regarded as treasury shares.

           Documents incorporated by reference: The Company's definitive proxy statement to be filed with the Commission in connection with its annual meeting of shareholders.

                                  Part I

Item 1.  Business.

Background.

      Fountain Powerboat Industries, Inc. (the "Company"), through its wholly-owned subsidiary, Fountain Powerboats, Inc. (the "Subsidiary"), designs, manufactures, and sells offshore sport boats, sport fishing boats and sport cruisers intended for that segment of the recreational power boat market where speed, performance, and quality are the main criteria for purchase. The Company also produces military support craft for domestic and international government agencies, including the United States Customs Service, the United States Navy and the United States Coast Guard. The Company's strategy in concentrating on these segments of the market is to maximize its use of the reputation of its Chairman and President, Reginald M. Fountain, Jr., as an internationally recognized designer and builder of high speed power boats.

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

       The Company's sport boats, ranging from 27' to 47' are of inboard/outboard design. These boats are propelled by single, twin, or triple gasoline or diesel engines ranging from 300 HP to more than 900 HP each. The Company also builds custom racing boats, outboard powered center consoles, and outboard or stern drive cabin model offshore sport fishing boats ranging from 23' through 38'. During Fiscal 2001, the Company completed tooling and design of a 38' wide-beam cruiser, and a 38' wide-beam fishing boat. During Fiscal 2002, the Company completed the development of a 48' wide-beam cruiser and a 34' wide-beam fishing boat. These wide-beam models form a new product line aimed at the important middle market of family oriented cruisers.

      In addition to Sportboats, Fishing boats, and the new Cruiser Lines, the Company also produces a line of military/governmental boats of various configurations. These boats are commercial versions of the large sportboats and fishing boats, and along with the rigid inflatable boats
(RIB), form a separate military/commercial product line. The Company also has a joint agreement with Marine Technologies Inc. (MTI) to produce the Fountain Scism 42' High Performance Catamaran boat designed and tooled by Randy Scism. The Company produces race boat hulls and decks which Mr. Scism completes and sells. The Company builds a pleasure boat version of this Catamaran that is sold to its dealer network.

      The Company's 47' Lightning Sport Boat operates at speeds of 75 to 100 mph and is very stable and suited for long range cruising in offshore waters. Its sleek styling makes it particularly attractive. Depending primarily upon the type of engines and options selected, this boat retails at prices ranging from $437,000 to $664,000. This boat's standard features include a custom windshield, integrated swim platform, flush deck hatches, and an attractively appointed cockpit and cabin. This boat has been cited by Powerboat Magazine as "The Outstanding Offshore Performance Boat".

      The Company's 42' Lightning, designed with the second-generation positive lift hull, comes with a full wrap around windshield, as well as an impressive range of speed, stability and ride comfort. This top selling model equipped with special engines currently holds the world speed record for V-bottom boats at 143.946 mph.

      The 38' Lightning or Fever operates at speeds of between 70 and 100 mph. The retail price ranges from $270,000 to $341,000, depending primarily upon the type of engines selected. This model was cited by Powerboat Magazine as "Offshore Performance Boat of the Year". It also captured an award from The Hot Boat Magazine for "Boat of the Year". In Fiscal 2002, the 38' Lightning incorporated a new superventilated hull that is the most advanced superventilated hull produced by Fountain to date and it is based on their successful design, enhancing performance and interior space.

     The 35' Lightning Sport Boat was totally redesigned and introduced in Fiscal 2000 to go with a higher freeboard, new twin-step design, and new deck and interior. It operates at speeds between 70 and 100 mph. This boat won the 2001 Offshore Boat of the Year and has proven itself as the fastest boat in Factory II history, setting the kilo record at 94.187 mph. This boat's retail price ranges from $220,000 to $290,000, depending primarily upon the type of engines selected.

      The 29' Fever is one of the most popular boats. It operates at speeds of 65 to 85 mph and retails between $113,000 and $150,000 depending on engine size. It has great balance and speed for a single engine and operates in offshore sea conditions with superior safety and handling. This boat is also offered with twin small block engines. The Company introduced a new 29' deck in Fiscal 2001. This model has been awarded the 2001 Outstanding Sport Boat Performance Award and has set the 2000 APBA F-1 record at 89.873 mph.

      The Company also builds and markets a sport fishing line. The 31' sport fish model features a center console with T-Top design and incorporates the same high performance, styling, and structural integrity as the sport boat models. It has a deck configuration engineered for the knowledgeable, experienced sport fisherman. This boat has won the Southern Kingfish Association's World Championship for five of the last eleven years.

      The additional models include the 29' twin engine center console model and 23' single engine center console model. The design, construction, and performance of these models, together with the proven features of the 31' center console model, makes a line that appeals to many experienced sport fishermen, in addition to the weekend warrior.

      To further enhance its sport fishing line, the Company added a 31' walk around cabin model based upon the proven 31' center console hull design. This model features a deck design that incorporates a cabin with standup headroom, an enclosed head with shower, and a full galley. With twin outboard engine power, this model is produced either as a fishing machine or as a recreational cruiser.

      The Company also produces both a 23' and a 29' walk around cabin fishing boat with outboard engine power and a single stern drive 29' and a 32' walk around cabin fishing model with twin stern drive power.

      During Fiscal 2001, the Company launched its new wide beam craft. The 38' fish boat was introduced in the latter part of calendar 2000. The 38' fish boats feature triple engines and speeds above 69 mph. At cruise speed, the boat has a 500 mile range. The 38' Cruiser was introduced at the Miami Boat Show in February of 2001. The 38' Express Cruiser offers the customer the luxury and space of a full Cruiser while maintaining the performance and handling of a Fountain sport boat. Both boats have been extremely well received by the market.

      In Fiscal 2002, the Company introduced the latest in their cruiser and wide-beam lines. The 48' wide-beam cruiser debuted offering a whole new level of comfort and luxury. With speeds of up to 65 mph, the 48' Express Cruiser launched the Company into a new expanding market segment with an edge in performance and class. This boat retails between $650,000
- $824,000, depending upon engine choice and option configurations. The 34' wide-beam fish boat introduced in Fiscal 2002 retails between $168,000
- $193,000 depending upon engine selection, and will reach speeds in excess of 68 miles per hour. This model has been sold out since introduction, and orders for this model extend into January 2003.

     Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:

                                      Fiscal          Fiscal          Fiscal
                                       2002            2001            2000
                                      ------          ------          ------

              Sport boats                115             219             325

              Wide Beam Fish              44              16               -

              Wide Beam Cruisers          21              10               -

              Sport fishing boats         48              84             112

              Other                        3               1               9
                                      ------          ------          ------
              Total                      231             330             446
                                      ======          ======          ====
     The Company conducts research and development projects for the design
of  its  plugs and molds for hull, deck, and small parts production.   The
design,   engineering,   and   tooling   departments   currently    employ
approximately 21 full-time employees. Amounts spent on design, research, and development to build new plugs and molds in recent years were:

                                       Design            Construction
                                     Research &          of New Plugs
                                    Development           and Molds
                                    -----------          ------------

          Fiscal 2002                 $952,332            $1,370,526

          Fiscal 2001                 $813,710            $2,819,252

          Fiscal 2000                 $926,486            $1,154,908


      For Fiscal 2003, design, research and development planned expenses are estimated to be $500,000 and plug and mold construction expenditures are estimated to be $750,000. These expenditures will complete work already in progress to update existing tooling and finalize a new deck modification for the Company's 38' wide beam cruiser.

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

      As one of the most highly integrated manufacturers in the marine industry, the Company manufactures many metal, plexiglass, plastic, and small parts (such as fuel tanks, seat frames, instrument panels, bow rails, brackets, T-tops, and windscreens) to assure that its quality standards are met. In addition, the Company also manufactures all of its upholstery to its own custom specifications and benefits from receiving these parts just in time for assembly. All other component parts and materials used in the manufacture of the Company's boats are readily available from a variety of suppliers at comparable prices exclusive of discounts. However, the Company purchases certain supplies and materials from a limited number of suppliers in order to obtain the benefit of volume discounts.

      Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as "hazardous materials." Control of these substances is regulated by the Environmental Protection Agency and state pollution control agencies which require reports and inspect facilities to monitor compliance with their regulations. The Company's cost of compliance with environmental regulations has not been material. The Company's manufacturing facilities are regularly inspected by the Occupational Safety and Health Administration and by state and local inspection agencies and departments. The Company believes that its facilities comply with substantially all regulations. The Company, however, has been informed that it may incur or may have incurred liability for re-mediation of ground water contamination at a hazardous waste disposal site resulting from the disposal of a hazardous substance at those sites by a third-party contractor of the Subsidiary. (See Legal Proceedings.)

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


Sales and Marketing.

      Sales are made through approximately 32 dealer shipping locations throughout the United States. The Company also has 3 international dealers. Most of these dealers are not exclusive to the Company and carry the boats of other companies, including some boats that may be competitive with the Company's products. The territories served by any dealer are not exclusive to the dealer. However, the Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers.

Following is a table of sales by geographic area for the last three fiscal years:

                                 Fiscal 2002      Fiscal 2001      Fiscal 2000
                                 -----------      -----------      -----------

     United States..........     $36,046,547      $43,191,806      $55,777,049

     Canada, Mexico, Central
      and South America.....     $ 1,500,145      $ 2,509,638      $ 1,485,615

     Europe and
      the Middle East.......     $         -      $   380,190      $   269,797

     Asia...................     $         -      $         -      $         -
                                 -----------      -----------      -----------
     Total..................     $37,546,692      $46,081,634      $57,532,461
                                 ===========      ===========      =========
     The Company targets a portion of its advertising program into foreign countries through various advertising media. It continues to seek new dealers throughout Europe, South America, the Far East and the Middle
East.   In general, the Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales nor risk related to foreign currency fluctuation.

      For Fiscal 2002, one dealer accounted for 11.8% of sales, one accounted for 11.7% of sales and two each accounted for 8.0% of sales. For Fiscal 2001, one dealer accounted for 11.5% of sales, one for 10.5% of sales and one for 6.0% of sales. For Fiscal 2000 one dealer accounted for 7.4% of sales, one for 6.1% of sales and one for 5.7% of sales. The Company believes that the loss of any particular dealer would not have a materially adverse affect on sales, and is actively pursuing the addition of new, quality dealers. As sales continue to grow through dealer additions, it is reasonable to assume the Company will grow less dependent on any one dealer.

      Field sales representatives call upon existing dealers and develop new dealers. The field sales force is headed by the National Director of Sales who is responsible for developing a full dealer organization for sport boats, sport fishing boats and express cruisers. The Company is seeking to establish separate sport boat, fishing boat, and cruiser dealers in most marketing areas due to the specialization of each type of boat and the different sales programs required.

      Although a sales order can be cancelled at any time, most boats are pre-sold to a dealer before entering the production line. To date, cancellations have not had a material effect on the Company. The Company normally does not manufacture boats for its own inventory.

      The Company ships boats to some dealers on a cash-on-delivery basis. However, the majority of the Company's shipments are made pursuant to commercial dealer "floor plan financing" programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to the Company. Generally, payment is made to the Company within five business days. When the dealer sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. The dealers make curtailment payments (principal payments) on the boats when required by their particular commercial lenders. Similar sales promotion programs were in effect during fiscal years 2001 and 2000.

      Each dealer's floor plan credit facilities are secured by the dealer's inventory, letters of credit, and perhaps other personal and real property. In connection with the dealer's floor plan arrangements, the Company (together with substantially all other major manufacturers) has agreed to repurchase any of its boats which a lender repossesses from a dealer and returns to the Company in a new or like new condition. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers' repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted (See also Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company participates in floor plan arrangements with several major third-party lenders on behalf of its dealers, most of who have financing arrangements with more than one lender. Except as described above, or where it has a direct repurchase agreement with a dealer, the Company is under no material obligation to repurchase boats from its dealers. From time to time the Company will voluntarily repurchase a boat for the convenience of the dealer or for another dealer who needs a particular model not readily available from the factory. The marketing of boats to retail customers is primarily the responsibility of the dealer, whose efforts are supplemented by the Company through advertising in boating magazines, and by participation in boat shows.

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

        As part of the marketing program for its line of sport fishing boats, the Company sponsors several outstanding sport fishermen. One Fountain fisherman, Clayton Kirby, placed in the top ten in the prominent Southern Kingfish Association, eight out of the last ten years. He also won the coveted King Mackerel Tournament in 2000, and is a four-time winner of the Greater Jacksonville King Fish Tournament. Fountain fishermen have won the coveted SKA `Angler of the Year' title 5 out of the last 11 years, more than any other boat manufacturer. Another Fountain fisherman, Chuck Arnold, has won the brand new Division Four American Striper Association (ASA). The ASA is held throughout the northeast in areas ranging from Virginia to Maine. The Fountain fishing teams winning records have given the sport fishing boats favorable exposure to serious sport fishermen, in particular with respect to the superior performance of Fountain's fishing boat line.

Product Warranty.

     The Company warrants its boat hull and deck structure against defects in material and workmanship for a period of six years. Other boat components are covered in accordance with the manufacturer's warranty through the Company. The engine manufacturer warrants engines included in the boats. Warranty expenses of $1,936,600 or 5.16% of sales were incurred in Fiscal 2002, and $1,380,800 of expense or 3.00% of sales were incurred in Fiscal 2001 and charged against net income. A $870,000 reserve for warranty expenses estimated to be incurred in future years had been established at June 30, 2002.

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

      The Company believes that in its market segment, speed, performance, quality, image, and safety are the main competitive factors, with style and price also being a consideration.

     Market demographics and industry experience indicate that the cruiser market is the best potential growth market. Next in line are fishing boats; however, there are more fishing boat manufacturers than there are sport boat manufacturers.

      The Company believes the current product owners, many of whom have purchased multiple and increasingly larger boats from the Company, regenerate a market ready for expansion into the cruiser segment.

Employees.

      As of September 2002 the Company had 348 employees, of whom ten were executive and management personnel. Seventeen were engaged primarily in administrative positions including accounting, personnel, marketing and sales activities. None of the Company's employees are party to a collective bargaining agreement. The Company considers its employee relations to be excellent. The Company is an affirmative action, equal opportunity employer.


Item 2.  Properties.

      The Company's executive offices and manufacturing facilities are located on 66 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $9,640,808 at June 30, 2002. The operating facility contains buildings totaling 235,040 square feet located on fifteen acres. The buildings consist of the following:

                          Approximate
                        Square Footage                Principal Use
                        --------------     -----------------------------------
     Building 1.....            13,200     Executive offices, shipping,
                                            receiving, and paint shop.
     Building 2.....             7,200     Final prep.
     Building 3.....            75,800     Lamination, upholstery, assembly,
                                            inventory, cafeteria.
     Building 4.....            14,250     Woodworking.
     Building 5.....            26,800     Mating, small parts lamination.
     Building 6.....            23,800     Metal fabrication.
     Building 7.....            15,720     Racing, service, and warranty.
     Building 8.....             8,750     Lamination extension area.
     Building 9.....             4,800     Mold storage.
     Building 10....            26,960     Fabrication, sportswear sales.
     Building 11....            12,000     Cruiser manufacturing.
     Building 12....             5,760     Maintenance and storage.
                        --------------
     Total .........           235,040
                        ============
     Over  the last several years there have been significant expenditures for property, plant and equipment, which include plant additions, a travel lift bay, a boat ramp, and docking facilities along a 600-foot canal leading to the Pamlico River. In addition, the Company has approximately 200,000 square feet of concrete paving surrounding the buildings and
providing  guest  or  employee  parking.   The  present  plant  site   can
accommodate an addition of up to 300,000 square feet of manufacturing space.

Item 3.  Legal Proceedings.

     As of June 30, 2002, the Company's chief operating subsidiary was a defendant in 1 product liability suit and 4 alleged breach of warranty suits. In the Company's opinion these lawsuits are without merit and, therefore, the Company intends to vigorously defend its interest in such suits. The Company carries sufficient liability and product liability insurance to cover attorney's fees and any losses that may occur from a product liability or breach of contract suit, over and above applicable insurance deductibles. The management of the Company believes that none of such current proceedings will have a material adverse effect.

     The Company's subsidiary was notified by the United States Environmental Protection Agency (EPA) and the North Carolina Department of Environmental Health and Natural Resources that it had been identified as a potentially responsible party in the remediation of contamination at two clean up sites. The Group Administrator/Counsel estimated the Company's future share of remediation cost not to exceed approximately $20,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

None applicable.

                                  Part II

Item  5.   Market  for Registrant's Common Equity and Related  Stockholder
Matters.

      The Company's common stock, $.01 par value, trades on the NASDAQ National Market System under the symbol "FPWR".

      The following table lists certain historical price information the Company's common stock for each quarterly period during the Company's past two fiscal years. Amounts shown reflect high and low sales prices of the common stock on the NASDAQ National Market System.



                    Quarter Ending    High      Low
                    September 2000     2.44      2.03
                    December 2000      1.66      1.00
                    March 2001         2.63      2.00
                    June 2001          2.25      1.64

                    September 2001     2.10      1.51
                    December 2001      1.83      1.16
                    March 2002         3.50      2.50
                    June 2002          2.95      1.41

     The Company has not declared or paid any cash dividends since it began operations. Any decision as to the future payment of dividends will depend on the Company's earnings, financial position and such other factors as the Company's Board of Directors deems relevant.


     On September 15, 2002, there were approximately 200 holders of record for the Company's common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      As described more fully below at "Business Environment", most of the Company's shipments to dealers were financed through floor plan arrangements with third-party lenders pursuant to which the Company may be required to repurchase boats repossessed by the lenders if the dealer defaults under his credit arrangement. The balance of shipments was C.O.D. or payment prior to shipment, in which case, the Company has no repurchase liability.

     The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the boat has been completed and shipped to a customer, that title has passed to the customer, and that there is no direct commitment to repurchase the boat or to pay floor plan interest beyond the sales program terms. This is the method of sales recognition believed to be in use by most boat manufacturers.

      At June 30, 2002, 2001, and 2000, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company's written sales program and there were no direct repurchase agreements. There were no deferred sales or cost of sales estimated at June 30, 2002, 2001, and 2000.

      The Company has a contingent liability to repurchase boats where it participates in the floor plan financing made available to its dealers by third-party finance companies. This liability amounted to approximately
$16,066,953  and  $23,747,900  at June 30, 2002  and  2001,  respectively.
Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company may be required to repurchase the boat.

Business Environment.

      Fiscal  2002  presented the Company with an assortment of  difficult challenges. Indicators early in the year led management to expect a complicated sales scenario for the 2002 fiscal period. Other challenges faced the Company in the form of an aging dealer inventory and a sales mix that obliged the Company to build a heavier percentage of fish boats than ever before.

      Fiscal year sales were down from Fiscal 2001 over 19%, from $46,081,634 to $37,546,692 in Fiscal 2002. The Company made the decision to assist its dealers in retailing their aged inventory, issuing over
$2,000,000  in  special discounts, approximately 23% of  the  Fiscal  2002 decrease.

      Dealer inventory levels were monitored and managed with the Company ending the year at a dealer inventory level that was the lowest of the last six years, costing the Company during the Fiscal 2002 year, but setting the stage for Fiscal 2003 new product sales.

      During the year, the Company completed the tooling and design of their two newest models in the wide-beam line, the 34' wide-beam fish boat and the 48' wide-beam cruiser. These units were first introduced into the market in February 2002 at the Miami International Boat Show. These two lines were well accepted by the market. Since their introduction in February 2002, sales of these two models accounted for approximately 10% of 2002 annual sales. Sales from the new lines introduced in the Miami 2001 Show sold strong during the year, with the 38' wide-beam fish and the 38' wide-beam cruiser generating over 20% of the Fiscal 2002 total sales.

     The sales mix was perhaps the biggest challenge. While the new larger fish boats show profitable margins, the previously existing fishboat models tended toward a very small profit for the Company. Ending the year with total mix at almost 40% fish boats in an overall low volume fiscal year, the Company faced significant difficulties operating with low gross margins from their sales.

     No boats were repurchased in Fiscal 2002, 2001, and 2000 in connection with floor plan arrangements. At June 30, 2002, 2001, and 2000, the Company had recorded a $200,000 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years.

      The Company also completed refinancing its long-term debt in November 2001. Total proceeds from the note were $10,000,000 which was used to payoff an existing note, to provide working capital, and to complete the cruiser tooling projects.

      For the coming year, Fiscal 2003, the Company has established a management team from its top level, senior managers. This team has launched the year with a plan for significant improvement. The plan requires strict administration of cost savings and expense cuts, but a new sales strategy provides the essential basis for the plan's success, hence a profitable and successful Fiscal 2003.

Results of Operations.

     Fiscal 2002 net loss for the Company was ($7,031,593) or ($1.49) per share. This compares to a net loss of ($899,526) or ($.19) per share for Fiscal 2001. The discounts issued to move aging dealer inventory, the low sales volume and poor sales mix resulted in the Fiscal 2002 loss.

     Operating losses increased to ($5,238,138) from ($2,443,431) Fiscal 2001. The reduction in income was driven by the market decline, and a less favorable sales mix as shipments of smaller fish boats, which are lower margin, proved strong during the year.

     Overhead expenses increased slightly as a percent of sales, a result of the drop in the volume level required to cover fixed factory overhead. This volume decrease is reflected in the decline in gross margins from 13.46% in 2001 to 4.14% in Fiscal 2002.

      Depreciation expense was $2,294,254 for Fiscal 2002, $2,293,284 for Fiscal 2001, and $2,397,085 for Fiscal 2000. Depreciation expense by asset category was as follows:

                                      Fiscal         Fiscal         Fiscal
                                       2002           2001           2000
                                    ----------     ----------     ----------

     Land improvements              $  126,037     $  121,857     $  116,350

     Buildings                      $  294,921     $  294,354     $  290,825

     Molds & plugs                  $1,350,466     $1,184,807     $1,178,138

     Machinery & Equipment          $  412,493     $  473,496     $  481,074

     Furniture & fixtures           $   53,809     $   57,663     $   57,677

     Transportation equipment       $   56,533     $  161,107     $  246,139

     Racing Equipment               $   -0-        $   -0-        $   26,882
                                    ----------     ----------     ----------
     Total                          $2,294,254     $2,293,284     $2,397,085
                                    ==========     ==========     =======

Following is a schedule of the net fixed asset additions (deletions) during Fiscal 2002 and Fiscal 2001.

                                   Fiscal 2002     Fiscal 2001
                                   -----------     -----------

     Buildings                     $     -0-       $   201,207
     Land and Improvements         $    36,214     $     -0-
     Molds and plugs               $ 2,099,710     $ 2,661,242
     Construction in Progress      $  (729,182)    $   443,433
     Machinery & equipment         $   154,286     $    89,243
     Furniture & fixtures          $     5,090     $       508
     Transportation equipment      $    35,490     $(1,729,438)
     Racing equipment              $   (65,960)    $     -0-
                                   -----------     -----------
     Total                         $ 1,535,648     $ 1,666,195
                                   ===========     =========
     Overall selling and administrative expenses were reduced by $670,612 in Fiscal 2002 from $8,646,929 in Fiscal 2001 to $7,976,317 in Fiscal 2002, after additional expense of $1,182,320 for impairment of long-lived assets in Fiscal 2002.

     Selling  expenses  were $4,758,384 for Fiscal  2002,  $5,955,103  for
Fiscal 2001 and $7,370,319 for Fiscal 2000. The Company continued its product promotions in Fiscal 2002, with focus on the new cruiser and wide-beam models. The Company also maintained a presence in the offshore racing circuit and tournament fishing programs, but significantly reducing its expenditures relative to the prior year. More customers are racing Fountain boats under their own sponsorship while still maintaining the Company's leadership position.

      Major selling expenses for the past three fiscal years were as follows:

                                 Fiscal 2002      Fiscal 2001      Fiscal 2000
                                 -----------      -----------      -----------
     Fishing & racing            $ 1,011,007      $ 1,508,162      $ 2,424,918

     Advertising                 $   775,524      $ 1,123,977      $ 1,456,592

     Salaries & commissions      $   599,337      $   705,249      $   788,108

     Boat shows                  $   634,767      $   568,806      $   563,536

     Dealer incentives           $   684,311      $ 1,171,067      $ 1,421,703

     Other selling expenses      $ 1,053,438      $   877,842      $   715,462
                                 -----------      -----------      -----------
     Total                       $ 4,758,384      $ 5,955,103      $ 7,370,319
                                 ===========      ===========      =========
      General and administrative expenses include the executive, finance, personnel, information technology, legal and administrative operating expenses of the Company. These expenses were $2,035,613 for Fiscal 2002, $2,691,826 for Fiscal 2001, and $3,260,571 for Fiscal 2000.

      In Fiscal 2002, the Company recorded an impairment loss and wrote down certain long-lived assets to realizable values. For Fiscal 2001, the Company received $118,503 in other income and there was a gain of $500,446 on the disposal of assets. For Fiscal 2001, the Company recorded a gain of $1,107,819 on insurance claims related to final insurance settlement from hurricane damages.

     Interest expense net of amounts capitalized was $809,571 for Fiscal 2002, $700,965 for Fiscal 2001, and $1,065,514 for Fiscal 2000. Interest
expense increased slightly in Fiscal 2002 primarily from the new long-term debt amortization.

Based upon the Company experiencing consecutive operating losses, the Company established a valuation allowance of approximately $2,600,000 against deferred tax assets because of the uncertainty surrounding the realization of the Company's net operating loss carryforwards. The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Management recognizes that these net operating loss carryforwards will be available to offset future taxable income upon their return to profitability.

Liquidity and Financial Resources.

      Net cash used by operations in Fiscal 2002 amounted to ($1,734,962). Net loss plus adjustments to reconcile net loss to net cash used by operating activities including depreciation expense of $2,294,254 and an impairment on the long-lived assets of $1,182,320 and other non-cash transactions used ($2,635,695) before other changes in assets and liability accounts. $1,395,518 was provided by decrease in inventories. The ending cash balance was $329,640.

       Net cash provided by operations in Fiscal 2001 amounted to $4,284,701. Net loss plus adjustments to reconcile net loss to net cash provided by operating activities including depreciation expense of $2,293,284 changes in deferred taxes and gain on sale of assets contributed $500,446 and provided net cash of $483,801 before changes in asset and liability accounts. However, relatively large amounts were needed to continue investment activities in constructing property, plant, equipment, and molds. The ending cash balance was $796,606.

     Net cash provided by operations in Fiscal 2000 amounted to $3,989,220. Net income plus adjustments to reconcile net income to net cash provided by operating activities including depreciation expense of $2,397,085 changes in deferred taxes of $1,020,970 and loss on sale of assets of $12,846 provided net cash of $4,689,243 before changes in asset and liability accounts. However, relatively large amounts were needed to complete investment activities in purchasing property, plant, equipment, inventory and molds. The ending cash balance was $1,983,439.

     Investing activities for Fiscal 2002 required $1,820,959, of which $1,370,526 was used to complete construction of new molds and plugs, $231,080 was used to purchase property, plant and equipment, and $219,536 was used for payments increasing the cash surrender value of certain key man life insurance policies.

     Investing  activities for Fiscal 2001 required $1,875,972,  including
$590,591 used for property, plant and equipment, $2,819,252 used for construction of molds and plugs, $216,849 used for payments increasing the cash surrender value of life insurance policies and proceeds of $1,750,720 generated from the sale of property and equipment.

     Investing activities for Fiscal 2000 required $2,400,549, including $1,678,236 for property, plant and equipment, $1,154,908 for additional molds and plugs, $122,637 for payments increasing the cash surrender value of life insurance policies and proceeds of $555,232 from the sale of equipment.

     Financing activities for Fiscal 2002 provided $3,088,955. The proceeds from the notes payable and long term debt contributed $3,955,644. Payments on long-term debt used $560,181, and payments of deferred loan costs were $306,508.

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

     The net decrease in cash for Fiscal 2002 was $466,966, primarily due to the net loss resulting from decreased sales volume and sales discounts issued to move aging dealer inventory. The net decrease in cash for
Fiscal 2001 was $1,186,833, primarily due to the repayment of long-term debt, and the investment in equipment and molds. The net decrease in cash for Fiscal 2000 was $233,862, primarily due to the investment in
facilities,  equipment,  and  molds.   The  Company  has  implemented   an
aggressive budget for Fiscal 2003 that they believe will result in significant improvement in sales and yield improved net results during the year and at their year-end.

Effects of Inflation.

      The Company has not been materially affected by the moderate inflation of recent years. Since most of the Company's plant and its equipment are relatively new, expenditures for replacements are not expected to be a factor in the near-term future.

      When raw material costs increase because of inflation, the Company attempts to minimize the effect of these increases by using alternative, less costly materials, or by finding less costly sources for the materials it uses. When the foregoing measures are not possible, selling prices are increased to recover the cost increases.

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

Item 8.  Financial Statements and Supplementary Data.


                       INDEPENDENT AUDITORS' REPORT



To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended June 30, 2002, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company, has current liabilities in excess of current assets and has incurred recent losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.






July 26, 2002
Salt Lake City, Utah

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                              June 30,
                                                     __________________________
                                                         2002          2001
                                                     ____________  ____________
CURRENT ASSETS:
  Cash & cash equivalents                            $    329,640  $    796,606
  Accounts receivable, less allowance for doubtful
    accounts of $27,841 for 2002 and 2001               3,003,992     1,939,886
  Inventories                                           3,090,451     4,555,969
  Prepaid expenses                                        328,783       172,538
  Current tax assets                                    1,132,181     1,469,937
                                                     ____________  ____________
       Total Current Assets                             7,885,047     8,934,936

PROPERTY, PLANT AND EQUIPMENT, net                     17,114,661    18,919,634

CASH SURRENDER VALUE OF LIFE INSURANCE                  1,179,223       959,687

OTHER ASSETS                                              355,765       133,495
                                                     ____________  ____________
                                                     $ 26,534,696  $ 28,947,752
                                                     ____________  ____________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt               $    919,182  $    722,661
  Current maturities of capital lease                      15,674        13,989
  Accounts payable                                      6,877,394     5,545,266
  Accounts payable-related party                          147,234       137,463
  Accrued expenses                                      1,193,672     1,006,459
  Dealer incentives                                       921,707     2,030,126
  Customer deposits                                       631,090       321,175
  Allowance for boat repurchases                          200,000       200,000
  Warranty reserve                                        870,000       590,000
                                                     ____________  ____________
       Total Current Liabilities                       11,775,953    10,567,139

LONG-TERM DEBT, less current maturities                 9,791,949     6,580,299
CAPITAL LEASE, less current maturities                     35,212        49,605
DEFERRED TAX LIABILITY                                    962,880       759,577
COMMITMENTS AND CONTINGENCIES (See Note 9)                      -             -
                                                     ____________  ____________
       Total Liabilities                               22,565,994    17,956,620
                                                     ____________  ____________
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   200,000,000 shares authorized,
   4,732,608 shares issued and outstanding                 47,326        47,326
  Additional paid-in capital                           10,343,935    10,303,640
  Retained earnings (deficit)                          (6,280,679)      750,914
                                                     ____________  ____________
                                                        4,110,582    11,101,880
       Less: Treasury Stock, at cost, 15,000 shares      (110,748)     (110,748)
       Deferred compensation for stock options issued     (31,132)            -
                                                     ____________  ____________
                                                        3,968,702    10,991,132
                                                     ____________  ____________
                                                     $ 26,534,696  $ 28,947,752
                                                     ____________  ____________
The accompanying notes are an integral part of these consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended June 30,
                                       ________________________________________
                                           2002          2001          2000
                                       ____________  ____________  ____________
NET SALES                              $ 37,546,692  $ 46,081,634  $ 57,532,461
COST OF SALES                            35,990,833    39,878,136    46,156,464
                                       ____________  ____________  ____________
  Gross Profit                            1,555,859     6,203,498    11,375,997
                                       ____________  ____________  ____________
EXPENSES:
  Selling expense                         4,758,384     5,955,103     7,370,319
  General and administrative              2,035,613     2,691,826     3,260,571
  Impairment of long-lived assets         1,182,320             -             -
                                       ____________  ____________  ____________
       Total expenses                     7,976,317     8,646,929    10,630,890
                                       ____________  ____________  ____________
OPERATING INCOME (LOSS)                  (6,420,458)   (2,443,431)      745,107
                                       ____________  ____________  ____________
NON-OPERATING INCOME (EXPENSE):
  Other income                               21,512       118,503       106,239
  Interest expense                         (809,571)     (700,965)   (1,065,514)
  Gain (loss) on disposal of assets               -       500,446       (12,846)
  Gain on insurance claims from
    hurricane                                     -     1,107,819     1,065,725
                                       ____________  ____________  ____________
                                            788,059     1,025,803        93,604
                                       ____________  ____________  ____________
INCOME (LOSS) BEFORE INCOME TAXES        (7,208,517)   (1,417,628)      838,711

CURRENT TAX EXPENSE (BENEFIT)              (717,983)     (108,590)            -

DEFERRED TAX EXPENSE (BENEFIT)              541,059      (409,512)      370,410
                                       ____________  ____________  ____________
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY
  ITEMS                                  (7,031,593)     (899,526)      468,301
                                       ____________  ____________  ____________

GAIN ON SETTLEMENT OF LAWSUIT (net
  of $523,183 in income taxes)                    -             -       790,041
                                       ____________  ____________  ____________

NET INCOME (LOSS)                      $ (7,031,593) $   (899,526) $  1,258,342
                                       ____________  ____________  ____________











                                [Continued]

                  FOUNTAIN POWERBOAT, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                                                 Year Ended June 30,
                                       ________________________________________
                                           2002          2001          2000
                                       ____________  ____________  ____________
BASIC EARNINGS (LOSS) PER SHARE:

  Continuing operations                $      (1.49) $       (.19) $        .10
  Gain from lawsuit                               -             -           .17
                                       ____________  ____________  ____________
BASIC EARNINGS PER SHARE               $      (1.49) $       (.19) $        .27
                                       ____________  ____________  ____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                             4,732,608     4,732,608     4,732,608
                                       ____________  ____________  ____________

DILUTED EARNINGS PER SHARE:

  Continuing operations                $      (1.49) $       (.19) $        .10
  Gain from lawsuit                               -             -           .17
                                       ____________  ____________  ____________
DILUTED EARNINGS PER SHARE             $      (1.49) $       (.19) $        .27
                                       ____________  ____________  ____________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                      4,732,608     4,732,608     4,732,651
                                       ____________  ____________  ____________






















The accompanying notes are an integral part of these consolidated financial statements.

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FROM JUNE 30, 1999 THROUGH JUNE 30, 2002


                Common Stock    Additional   Retained  Treasury Stock Deferred
              _________________   Paid-in    Earnings  _______________ Compen-
               Shares   Amount    Capital   (Deficit)  Shares  Amount  sation
              _________ _______ ___________ __________ ______ ________ ________
BALANCE, June
30, 1999      4,732,608 $47,326 $10,303,640 $  392,098 15,000 $110,748 $      -

Net income for
the year ended
June 30, 2000         -       -           -  1,258,342      -        -        -
              _________ _______ ___________ __________ ______ ________ ________
BALANCE, June
30, 2000      4,732,608  47,326  10,303,640  1,650,440 15,000  110,748 $      -

Net loss for
the year ended
June 30, 2001         -       -           -   (899,526)     -        -        -
              _________ _______ ___________ __________ ______ ________ ________
BALANCE, June
30, 2001      4,732,608  47,326  10,303,640    750,914 15,000  110,748 $      -

Issuance of
options to
purchase
30,000
shares common
stock at $1.45
to $1.67 per
share for
consulting
services
vesting
through
December 2004         -       -      40,295          -      -        -  (31,132)

Net loss for
the year ended
June 30, 2002         -       -           - (7,031,593)     -        -        -
              _________ _______ ___________ __________ ______ ________ ________
BALANCE, June
30, 2002      4,732,608 $47,326 $10,343,935 $6,280,679 15,000 $110,748 $(31,132)
              _________ _______ ___________ __________ ______ ________ ________


















The accompanying notes are an integral part of this consolidated financial statement.

             FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year Ended June 30,
                                       ________________________________________
                                           2002          2001          2000
                                       ____________  ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $ (7,031,593) $   (899,526) $  1,258,342
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
    Non-cash expense                          9,162             -             -
    Amortization of deferred loan costs      89,098             -             -
    Depreciation expense                  2,294,254     2,293,284     2,397,085
    Impairment of long-lived assets       1,182,320             -             -
    (Gain) loss on disposal of
      equipment                                   -      (500,446)       12,846
    Warranty reserve                        280,000             -             -
    (Increase) decrease in net tax
      asset                                 541,059      (409,511)    1,020,970
    Change in assets and liabilities:
      (Increase) decrease in accounts
        receivable                       (1,064,107)     (238,243)    (124,931)
      (Increase) decrease in
        inventories                       1,395,518     3,324,167     (572,246)
      (Increase) decrease in prepaid
        expenses                           (161,286)      402,077       186,871
      Increase in accounts payable        1,341,929       689,012     1,032,201
      Increase (decrease) in accrued
        expenses                              2,654      (261,314)      273,542
      Increase (decrease) in dealer
        incentives                         (923,885)     (113,935)  (1,129,940)
      Increase (decrease) in customer
        deposits                            309,915          (864)    (365,520)
                                       ____________  ____________  ____________
          Net Cash Provided (Used) by
            Operating Activities         (1,734,962)    4,284,701     3,989,220
                                       ____________  ____________  ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                 -     1,750,720       555,232
  Investment in molds and related plugs  (1,370,526)   (2,819,252)  (1,154,908)
  Purchase of property, plant and
    equipment                              (231,080)     (590,591)  (1,678,236)
  Increase in cash surrender value of
    life Insurance                         (219,536)     (216,849)    (122,637)
  Decrease in other assets                      183             -             -
                                       ____________  ____________  ____________
          Net Cash (Used) by Investing
            Activities                   (1,820,959)   (1,875,972)  (2,400,549)
                                       ____________  ____________  ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and
    long-term debt                        3,955,644       150,000       760,212
  Payments of long-term debt               (545,788)   (3,732,563)  (2,570,958)
  Payments on capital lease                 (14,393)      (12,999)     (11,788)
  Payments of deferred loan cost           (306,508)            -             -
                                       ____________  ____________  ____________
          Net Cash Provided (Used) by
            Financing Activities          3,088,955    (3,595,562)  (1,822,534)
                                       ____________  ____________  ____________
Net increase (decrease) in cash & cash
  equivalents                          $   (466,966) $ (1,186,833) $  (233,862)
Beginning cash & cash equivalents
  balance                                   796,606     1,983,439     2,217,301
                                       ____________  ____________  ____________
Ending cash & cash equivalents balance $    329,640  $    796,606  $  1,983,439
                                       ____________  ____________  ____________





                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [CONTINUED]


                                                 Year Ended June 30,
                                       ________________________________________
                                           2002          2001          2000
                                       ____________  ____________  ____________
Supplemental Disclosures of Cash Flow
  Information:
  Cash paid during the period for:
     Interest:
     Unrelated parties, net of amounts
       capitalized                     $    798,700  $    709,585  $  1,088,857

       Income taxes                    $     45,424  $     12,016  $          -


Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended June 30, 2002:

    The Company issued 10,000 options to purchase common stock to a consultant for services to be rendered valued at $12,342. The options are exercisable at $1.45 per share, vest through December 2004 and expire December 2009. As of June 30, 2002, the Company has recorded consulting expense of $2,313.

    The Company issued 20,000 options to purchase common stock to a consultant for services to be rendered valued at $27,953. The options are exercisable at $1.67 per share, vest through January 2004 and expire January 2009. As of June 30, 2002, the Company has recorded consulting expense of $6,850.

  For the year ended June 30, 2001:
    None

  For the year ended June 30, 2000:
    None




















The accompanying notes are an integral part of these consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of the Business and Significant Accounting Policies.

  Nature  of  the  Business:  Fountain  Powerboat  Industries,  Inc.   and
  Subsidiary (the Company) manufacture high-performance sport boats, sport cruisers, sport fishing boats, custom offshore racing boats and super cruiser yachts. These boats are sold to the Company's worldwide network of approximately 32 dealers. The Company's offices and manufacturing facilities are located in Washington, North Carolina and the Company has been in business since 1979. The Company employs approximately 350 people and is an equal opportunity, affirmative action employer.

  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fountain Powerboats, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation

  Fiscal Year: The Company's fiscal year-end is June 30th, which is its natural business year-end.

  Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At June 30, 2002 and 2001, the Company had $229,640 and $694,606, respectively, in excess of federally insured amounts held in cash.

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

  Dealer Territory Service Accrual: The Company had, in prior periods, established a sales program to pay a service award to dealers for boat deliveries into their market territory for which they will perform service. The service award is a dollar amount based on the model of the boat sold, combined with a factor for the dealer's service performance rating. The Company had accrued estimated dealer territory service awards at June 30, 2002 and 2001 of $491,710 and $958,581, respectively.

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

  The sales incentive floor plan interest expense for each individual boat sale is accrued for the six months (180 days) interest payment period in the same fiscal accounting period that the related boat sale is recorded. The entire six months' interest expense is accrued at the time of the sale because the Company considers it a selling expense (See Note 9). The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer's inventory and on floor plan.

  Income Taxes: The Company accounts for income taxes in accordance with issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes "(See Note 7).

  Advertising  Cost:  Cost  incurred in connection  with  advertising  and promotion of the Company's products are expensed as incurred. Such costs amounted to $775,524, $1,123,976 and $1,456,592 for the years ended 2002, 2001 and 2000, respectively.

  Earnings Per Share: The Company accounts for earnings per share in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic and diluted earnings per share. The computation of basic earning per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per shares is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds (See Note 14).

  Warranties: The Company warrants the entire deck and hull, including its supporting bulkhead and stringer system, against defects in materials and workmanship for a period of six years. The Company has accrued a reserve for these anticipated future warranty costs.

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

  Reclassifications:   The financial statements for years  prior  to  June
  30,   2002   have  been  reclassified  to  conform  with  headings   and
  classifications used in the June 30, 2002 financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature  of  the  Business  and Significant  Accounting  Policies.
          [Continued]

  Recently Enacted Accounting Standards: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS
  No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Recission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections, and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" were recently issued. SFAS No. 141, 142, 143, 144, 145 and 146 have no current applicability to the Company or their effect on the financial statements would not have been significant. During the year ended June 30, 2002 Emerging Issue Task Force 01-9 "Accounting consideration given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" was issued requiring the Company beginning the first quarter of fiscal 2003 to reclassify dealer incentive interest paid to resellers from selling expense to net sales. If the Company had elected to adopt EITF 01-9, the Company's net sales and selling expense for the years ended June 30, 2002, 2001 and 2000 would be as follows:

                                                 Year Ended June 30,
                                       ________________________________________
                                           2002          2001          2000
                                       ____________  ____________  ____________

     Net sales as reported             $ 37,546,692  $ 46,081,634  $ 57,532,461
        Less dealer incentive interest     (596,111)     (953,600)   (1,164,561)
                                       ____________  ____________  ____________
     Net sales                         $ 36,950,581  $ 45,128,034  $ 56,367,900
                                       ____________  ____________  ____________

     Selling expense as reported       $  4,758,384  $  5,955,103  $  7,370,319
        Less dealer incentive interest     (596,111)     (953,600)   (1,164,561)
                                       ____________  ____________  ____________
     Selling expense                   $  4,162,273  $  5,001,503  $  6,205,758
                                       ____________  ____________  ____________


Note 2.  Inventories.

  Inventories consist of the following:
                                                              June 30,
                                                     __________________________
                                                         2002          2001
                                                     ____________  ____________
               Parts and supplies                    $  2,071,709  $  2,829,705
               Work-in-process                          1,047,154     1,308,998
               Finished goods                             278,981       567,266
                                                     ____________  ____________
                                                        3,397,844     4,705,969
               Reserve for obsolescence                  (307,393)     (150,000)
                                                     ____________  ____________
                                                     $  3,090,451  $  4,555,969
                                                     ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Property, Plant, and Equipment.

  Property, plant, and equipment consists of the following:
                                      Estimated               June 30,
                                     Useful Lives    __________________________
                                       in Years          2002          2001
                                     ____________    ____________  ____________
     Land and related improvements      10-30        $  4,544,278  $  4,508,064
     Buildings and related
       improvements                     10-30           8,748,746     8,748,746
     Construction-in-progress            N/A              117,673       165,327
     Production molds and related
       plugs                              8            19,967,872    18,549,691
     Machinery and equipment             3-5            5,958,160     5,803,875
     Furniture and fixtures               5               771,133       766,043
     Transportation equipment             5               537,926       502,436
     Racing boats                        N/A              242,095       308,054
                                                     ____________  ____________
                                                     $ 40,887,883  $ 39,352,236
     Accumulated depreciation                         (23,773,222)  (20,432,602)
                                                     ____________  ____________
                                                     $ 17,114,661  $ 18,919,634
                                                     ____________  ____________

  All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $9,640,808 at June 30, 2002. Depreciation expense amounted to $2,294,254, $2,293,284, and $2,397,085, for the years ended June 30,
  2002, 2001 and 2000, respectively. During Fiscal 2002, the Company recorded a loss on impairment of $1,112,320 in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" on certain molds and racing boats to adjust the respective assets to their net realizable value.

  Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of ten years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor.


Note 4.   Capital Lease.

  The Company is the lessee of equipment under a capital lease expiring in May 2004. The assets and liabilities under the capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. Equipment under capital lease obligation is as follows:

                                                              June 30,
                                                     __________________________
                                                         2002          2001
                                                     ____________  ____________
     Equipment                                       $     83,067  $     83,067
     Less: Accumulated amortization                       (47,071)      (30,458)
                                                     ____________  ____________
                                                     $     35,996  $     52,609
                                                     ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Capital Lease. [Continued]

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

     Year ending June 30,                                        Lease Payments
     ____________________                                        ______________
             2003                                                $       39,552
             2004                                                        39,552
             2005                                                        14,588
                                                                 ______________
      Total future minimum lease payments                        $       93,692
      Less: amounts representing maintenance and usage
        fee, interest and executory costs                               (42,806)
                                                                 ______________
      Present value of the future minimum lease payments                 50,886
      Less: Lease current portion                                       (15,674)
                                                                 ______________
      Capital lease obligations - long term                      $       35,212
                                                                 ______________

Note 5.  Long-term Debt and Pledged Assets.

  The following is a summary of long-term debt:
                                                              June 30,
                                                     __________________________
                                                         2002          2001
                                                     ____________  ____________
    9.50% loan payable to a financial institution
     for the purchase of a vehicle, monthly payment
     of $1,765 through October 2003, secured by the
     vehicle purchased.                                    26,291        44,056
    9.99% loans payable to a financial institution
     for the purchase of vehicles, monthly payments
     totaling $1,383 through August 2002, secured by
     the vehicles purchased.                               44,337        56,365
    6.30% loan payable to a financial institution
     for the purchase of a vehicle, monthly payment
     of $771 through December 2002, secured by the
     vehicle purchased.                                     4,435        13,203
    7.15% loan payable to a financial institution
     for the purchase of a vehicle, monthly payments
     of $1,055 through October 2002, secured by the
     vehicle purchased.                                     3,990        16,083
    8.25% loan payable to a financial institution
     for the purchase of a vehicle, monthly payments
     of $726 through October 2004, secured by the
     vehicle purchased.                                    31,735             -
    7.50% loan payable to a financial institution
     for the purchase of land, monthly payments of
     $371 through December 2002, secured by the
     vehicle purchased.                                    33,823             -
    7.93% to 8% loans payable borrowed against the
     cash surrender value of key-man life insurance
     policies during 1998, 2001, and 2002, monthly
     payments of $25,004.                                 925,712       476,848
    $10,000,000 credit agreement with a financial
     Corporation (See Below).                           9,640,808     6,696,405
                                                     ____________  ____________
                                                       10,711,131     7,302,960
  Less: Current maturities included in current
    liabilities:                                         (919,182)     (722,661)
                                                     ____________  ____________
                                                     $  9,791,949  $  6,580,299
                                                     ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Long-term Debt and Pledged Assets.  [Continued]

  On November 2, 2001, the Company signed a $10,000,000 credit agreement with General Electric Capital Corporation. Under the terms of the new credit agreement, the Company refinanced substantially all of its interest bearing debt and borrowed additional funds to complete tooling projects and for working capital. The credit agreement involves two notes, both with an interest rate of prime plus 2%. Combined monthly payments are $128,005. The $7,000,000 note has monthly payments of approximately $85,000 and a ten year amortization with a five-year balloon payment and is secured by a first lien on the Company's plant and property. The second note of $3,000,000 has monthly payments of approximately $45,000, a seven year amortization with a five-year balloon payment, and is secured by a second lien on the Company's plant and property. This second note is guaranteed by the United States Department of Agriculture. These notes are further secured by an assignment of a $1,000,000 key man life insurance policy to the lender and the personal guarantee of the Company's President with real estate valued at approximately $1,000,000.

  The estimated aggregate maturities required on long-term debt for each of the individual years at June 30, 2002 are as follows:

               2003                              $    919,182
               2004                                   964,321
               2005                                 1,031,733
               2006                                 1,093,376
               2007                                 4,951,543
            Thereafter                              1,750,976
                                                 ____________
                                                 $ 10,711,131
                                                 ____________

Note 6.  Common Stock, Stock Options, and Treasury Stock.

  Common Stock: The Company has authorized 200,000,000 shares of common stock, $.01 par value. 4,732,608 shares were issued and outstanding at June 30, 2002, 2001 and 2000.

  Stock Options: During 1999, the shareholders voted to adopt the 1999 Employee Stock Option Plan (the Plan), which expires January 11, 2009. Under the Plan, the board is empowered to grant options to purchase up to 120,000 shares of common stock to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients).

  During 2000, the Company granted options to purchase 10,000 shares of common stock under the Plan. The options are exercisable at $3.18 to $6.00 per share and vested on issuance. The options expire on May 8, 2005. As of June 30, 2002 none of the options have been exercised.

  During 2001, the Company granted options to purchase 35,000 shares of common stock. The options are exercisable at $1.34 per share and vest through December 31, 2002. The options expire December 12, 2007. As of June 30, 2002 none of the options have been exercised.

  During  2002, the Company granted options to purchase 30,000  shares  of common stock for consulting services. The options have been valued at $40,295 and are being expensed ratably over the vesting period. As of June 30, 2002, the Company has recorded deferred compensation of $31,132 and $9,163 in consulting expense. The options are exercisable at $1.45 to $1.67 per share and vest five years from the date they were granted. The options expire through December 29, 2009. At June 30, 2002, none of these options had been exercised.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Common Stock, Stock Options, and Treasury Stock.  [Continued]

  During Fiscal 2002, the Company granted options to purchase 75,000 shares of common stock to employees with exercise prices ranging from $1.45 to $1.60 per share and vested through June 2005. These shares expire five years from the date of vesting. As of June 30, 2002 none of the options have been exercised.

  On June 21, 1995, the shareholders voted to adopt the 1995 stock option plan. The plan allowed up to 450,000 options to purchase the common stock to be granted by the Board of Directors to employees or directors of the Company. On August 4, 1995, the Board of Directors voted to grant the 450,000 stock options to Mr. Reginald M. Fountain, Jr. at $4.67 per share, exercisable for 10 years from the date granted, on a non-qualified basis. As of June 30, 2002, none of these options have been exercised.

  Effective March 23, 1995, the Board of Directors authorized the issuance of options to purchase up to 30,000 shares of common stock to each of the Company's four outside directors at $3.58 per share on a non-qualified basis, exercisable for 10 years. Through June 30, 2002, 84,000 of the options had been exercised and 36,000 options remain outstanding.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Common Stock, Stock Options, and Treasury Stock. [Continued]

  A summary of the status of the options granted under the Company's stock option plans and other agreements at June 30, 2002, 2001 and 2000, and changes during the periods then ended is presented in the table below:


                            2002                2001                2000
                     __________________  __________________  __________________
                               Weighted            Weighted            Weighted
                               Average             Average             Average
                               Exercise            Exercise            Exercise
                      Shares    Price     Shares    Price     Shares    Price
                     ________  ________  ________  ________  ________  ________
Outstanding at
  beginning of
  period              551,000  $   4.40   526,000  $   4.61   546,000  $   4.57
Granted               105,000      1.56    35,000      1.34    10,000      4.59
Exercised                   -         -         -         -         -         -
Forfeited                   -         -   (10,000)     4.59         -         -
Canceled                    -         -         -         -   (30,000)     3.94
                     ________  ________  ________  ________  ________  ________
Outstanding at end
  of period           656,000  $   3.95   551,000  $   4.40   526,000  $   4.61
                     ________  ________  ________  ________  ________  ________
Exercisable at end
  of period           568,500  $   4.32   516,000  $   4.61   521,000  $   4.61
                     ________  ________  ________  ________  ________  ________
Weighted average fair
  value of options
  granted             105,000  $   1.22    35,000  $    .10    10,000  $    .28
                     ________  ________  ________  ________  ________  ________

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30, 2002, 2001, and 2000; risk-free interest rates of 4.5%, 5.3%, and 6.7%, respectively, expected dividend yields of zero for all periods, expected lives of 6.25, 7.5, and 5 years, respectively, and expected volatility of 94%, 132%, and 128%, respectively.

  A summary of the status of the options outstanding under the Company's stock option plans and other agreements at June 30, 2002 is presented below:

                      Options Outstanding           Options Exercisable
               __________________________________  _____________________
                               Weighted
                                Average    Weighted               Weighted
    Range of                   Remaining   Average                Average
    Exercise       Number     Contractual  Exercise    Number     Exercise
     Prices      Outstanding     Life       Price    Exercisable   Price
  _____________  ___________  ___________  ________  ___________  ________
  $1.34 to 1.67      140,000    6 years        1.51       52,500      1.49
      $3.58           36,000    3 years        3.58       36,000      3.58
      $4.67          450,000    3 years        4.67      450,000      4.67
      $5.00           30,000   1.5 years       5.00       30,000      5.00

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

                                                 Year Ended June 30,
                                       ________________________________________
                                           2002          2001          2000
                                       ____________  ____________  ____________

     Net Income (loss)    As reported  $ (7,031,593) $   (899,526) $  1,258,342
                          Pro  forma   $ (7,059,106) $   (900,426) $  1,255,537
     Earnings (loss) per share
                          As reported  $      (1.49) $       (.19) $        .27
                          Pro forma    $      (1.49) $       (.19) $        .27

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

  At June 30, 2002 and 2001, the totals of all deferred tax assets were $1,132,181 and $1,469,937, respectively. The totals of all deferred tax liabilities were $962,879 and $759,577, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

  The   Company   has   an  unused  federal  and  state   operating   loss
  carryforwards   at  June  30,  2002  of  approximately  $6,269,213   and
  $9,368,943, respectively, which expires in various years through 2022.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

  The components of federal income tax expense from continuing operations consist of the following:
                                                 Year Ended June 30,
                                       ________________________________________
                                           2002          2001          2000
                                       ____________  ____________  ____________
     Current income tax expense:
          Federal                      $   (717,983) $   (108,590) $          -
          State                                   -             -             -
                                       ____________  ____________  ____________
     Net current tax (benefit)         $   (717,983) $   (108,590) $          -
                                       ____________  ____________  ____________
     Deferred tax expense (benefit)
       resulted from:
          Excess of tax over financial
            accounting depreciation    $    (14,929) $    (81,110) $    197,521
          Donations                          (2,374)       (1,008)        1,059
          Warranty reserves                (109,200)            -             -
          Reserve for obsolete
            inventory                       (61,383)            -       (11,700)
          Accrued vacation                    5,945        (2,184)       (8,652)
          Dealer incentive reserves         230,631        (9,410)       46,534
          Bad debt reserves                       -             -             -
          Accrued dealer incentive
            interest                          9,046        66,312       (34,000)
          Accrued executive
            compensation                      6,352        39,777       (31,069)
          Accrued dealer service
            incentives                      180,492      (120,708)      (17,751)
          Inventory adjustment-Sec.263A     (32,048)      123,579        61,057
          Health insurance reserve           17,238       (12,168)      (50,310)
          Decrease in NOL carryforwards  (2,506,922)      (72,461)      453,148
          Alternative minimum tax
            credits                         218,232      (253,837)     (153,882)
          Investment tax credits                  -       (86,294)      (81,545)
          Valuations allowance            2,599,979             -             -
                                       ____________  ____________  ____________
     Net deferred tax expense (benefit)$    541,059  $   (409,512) $    370,410
                                       ____________  ____________  ____________

  Deferred  income  tax  expense results primarily from  the  reversal  of
  temporary   timing  differences  between  tax  and  financial  statement income.

         The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:
                                                 Year Ended June 30,
                                       ________________________________________
                                           2002          2001          2000
                                       ____________  ____________  ____________
     Computed tax at the expected
       federal statutory rate                34.00%        34.00%        34.00%
     State income taxes, net of
       federal benefit                        5.00          5.00          5.00
     Valuations allowance                   (36.07)            -             -
     Compensation from stock options             -             -             -
     (Increase) decrease in NOL
       carryforwards                             -         (1.45)         3.78
     Officer's life insurance                    -           .11          1.03
     Net effect of alternative minimum
       taxes                                  (.07)            -             -
     Other                                    (.41)        (1.11)         1.04
                                       ____________  ____________  ____________
     Effective income tax rates               2.45%        36.55%        44.85%
                                       ____________  ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

     The temporary differences gave rise to the following deferred tax asset (liability):

                                                              June 30,
                                                     __________________________
                                                         2002          2001
                                                     ____________  ____________
     Excess of tax over financial
       accounting depreciation                       $ (1,168,222) $ (1,183,152)
     Warranty reserve                                     339,300       230,100
     Obsolete inventory reserve                           119,883        58,500
     Accrued vacations                                     59,122        65,067
     Allowance for boat repurchases                        78,000        78,000
     Dealer incentive reserves                             97,944       328,575
     Bad debt reserve                                      10,858        10,858
     Accrued Dealer incentive interest                     57,832        66,878
     Inventory adjustments - Sec. 253A                    117,516        85,468
     State NOL carryforwards                              468,447        82,366
     Federal NOL carryforwards                          2,131,532        10,690
     Alternative minimum tax credits                      119,049       337,281
     Accrued executive compensation                         9,750        16,102
     Donations carryforwards                                3,382         1,008
     Accrued dealer service incentives                    193,354       373,846
     Health insurance reserve                              45,240        62,478
     Investment tax credits                                86,294        86,294

Note 8. Research and Development.

  The Company expenses the costs of research and development for new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $952,332 for Fiscal 2002, $813,710 for Fiscal 2001, and $926,486 for
  Fiscal 2000.

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

  Dealer  Interest:  The  Company regularly pays  a  portion  of  dealers'
  interest  charges  for  floor  plan financing.  These  interest  charges amounted to $596,111 for Fiscal 2002, $953,600 for Fiscal 2001 and $1,164,561 for Fiscal 2000. They are included in the accompanying consolidated statements of operations as part of selling expense. At June 30, 2002 and 2001 the estimated unpaid dealer incentive interest included in accrued dealer incentives amounted to $178,857 and $224,098, respectively.

  Product Liability and Other Litigation: There were various product liability and warranty lawsuits brought against the Company at June 30, 2002. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney's fees and any losses, which may occur from these lawsuits over and above the insurance deductibles. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 2002 and 2001, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $16,066,953 and $23,747,900, respectively. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events, which can be reasonably estimated. At June 30, 2002 and 2001, the allowance for boat repurchases was $200,000.

  401 (k) Payroll Savings Plan: During Fiscal 1991, the Company initiated a 401(k) Payroll Savings Plan (the 401(k) Plan) for all employees. Eligible employees may elect to defer up to fifteen percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company currently matches fifty percent of the employee's deferred salary amounts limited to a maximum of six percent of their salaried amounts, or a maximum of three percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401(k) Plan. There are no post-retirement benefit plans in effect.

  Environmental: The Company was notified by the United States Environmental Protection Agency (the EPA) that it has been identified as a potentially responsible party (a PRP) and may incur, or may have incurred, liability for the remediation of contamination at the Seaboard waste disposal site, located in High Point, North Carolina, also referred to as the Jamestown, North Carolina site resulting from the disposal of hazardous substances at those sites by a third party contractor of the Company. The Company disposed of approximately
  19,000 gallons of hazardous waste at the Seaboard disposal site, according to PRP Group records. The total of estimated gallons for this site is approximately 14.3 million. Accordingly, the Company's share is .148% of the total estimated assessment of cleanup cost or approximately $40,000. The Group Administrator has confirmed that this is a revised estimate and that, under worst case conditions, the Company's potential liability at this site is now expected to be no more than $20,000, and could be less if eligible for a settlement agreement likely to be proposed by the EPA in early 2003. If approved by the North Carolina Department of Environment and Natural Resources and EPA, the Company's share could be as low as $18,000 according to the Group Administrator.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.  Export Sales.

  The Company had export sales of $1,500,145 for Fiscal 2002, $2,889,828 for Fiscal 2001, and $1,755,412 for Fiscal 2000. Export sales were to customers in the following geographic areas:

                                                 Year Ended June 30,
                                       ________________________________________
                                           2002          2001          2000
                                       ____________  ____________  ____________
     Canada, Central and South America $  1,500,145  $  2,509,638  $  1,485,615
     Middle East, and Europe                      -       380,190       269,797
                                       ____________  ____________  ____________
                                       $  1,500,145  $  2,889,828  $  1,755,412
                                       ____________  ____________  ____________

Note 11.  Transactions with Related Parties.

  The Company expensed the following amounts for apartment rentals owned or controlled by Reginald M. Fountain, Jr., the Company's Chairman, President, and Chief Executive Officer: for Fiscal 2002, $22,013; in Fiscal 2001, $22,734; and in Fiscal 2000, $9,880. At June 30, 2002,
  the Company owed Reginald M. Fountain, Jr. $1,100 for these rentals.

  The Company paid $41,361, $199,442, and $345,049 for the year ended June 30, 2002, 2001 and 2000 for advertising and public relations services from an entity owned by a director of the Company. At June 30, 2002, the Company owed an entity owned by a director $145,257 for these services.

  A Director of the Company is an owner of a marine dealership, which accounted for 4% of the Company's sales in Fiscal 2002.

Note 12.  Concentration of Credit Risk.

  Concentration of credit risk arises due to the Company operating in the marine industry, particularly in the United States. In Fiscal 2002, one dealer accounted for 11.8% of sales, one dealer for 11.7%, and two other dealers for 8% individually. For Fiscal 2001 one dealer comprised 11.5% of sales, one dealer 10.5% of sales, and four other dealers 4 to 6% of sales individually. For Fiscal 2000, one dealer accounted for 7.4% of sales, a dealer accounted for 6.1% of sales, and a dealer accounted for 5.7% of sales.

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14. - Earnings Per Share.

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended June 30, 2002, 2001 and 2000:
                                           2002          2001          2000
                                       ____________  ____________  ____________
  Income (loss) from continuing
    operations available to common
    stockholders                       $ (7,031,593) $   (899,526) $    468,301
                                       ____________  ____________  ____________
  Gain on Settlement of a lawsuit      $          -  $          -  $    790,041
                                       ____________  ____________  ____________
  Weighted average number of common
    shares outstanding used in basic
    earnings (loss) per share             4,732,608     4,732,608     4,732,608

  Effect of dilutive stock options                -             -            43

  Weighted number of common shares and
    potential dilutive common shares
    outstanding used in dilutive
    earnings (loss) per share             4,732,608     4,732,608     4,732,651
                                       ____________  ____________  ____________

  The Company had at June 30, 2002 options to purchase 135,000 shares of common stock at prices ranging from $1.34 to $5.00 per share that were not included in the computation of loss per share because their effect was anti-dilutive.


Note 15. Extraordinary Item / Gain on Settlement of Lawsuit

  During April 2000, the Company recognized an extraordinary gain of $790,041 net of income taxes of $523,183 from the settlement of a class action lawsuit alleging antitrust violations against a vender of the Company who is in the sterndrive and inboard engine business.


Note 16. Going Concern

  During the current fiscal year, the Company incurred significant expenses associated with the new product development of their 34 and 48 foot wide beam cruisers. The resulting working capital deficiencies and net loss raise substantial doubt about the Company's ability to continue as a going concern. Having completed these capital projects, the Company has halted all major capital expenditures, choosing to focus their resources on existing sales order backlogs and improving their production processes. The Company is further seeking to obtain additional debt financing. While there is no assurance that the Company will be successful in implementing these plans, the Company believes it is able to improve its position with proper management and expects evidence of such will result from the production of existing retail sales orders and continued progress with aged dealer inventories. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in or disagreements with the independent auditors on accounting and financial disclosure matters.



                                 Part III


Item 10.  Directors and Executive Officers of Registrant.

Incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of shareholders (under the following captions: (a) "Section 16(a) Beneficial Ownership Reporting Compliance," (b) "Proposal 1: Election of Directors," and (c) "Executive Officers").


Item 11.  Executive Compensation.

Incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of shareholders (under the following captions: (a) "Compensation Committee Interlocks and Insider Participation," (b) "Board Report on Executive Compensation," (c) "Executive Compensation," (d) "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and (e) "Employee Stock Options."


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of shareholders (under the captions (a) "Beneficial Ownership of Securities" and (b) "Securities Authorized for Issuance under Equity Compensation Plans."


Item 13.  Certain Relationships and Related Transactions.

Incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of shareholders (under the caption "Compensation Committee Interlocks and Insider Participation").

                                  Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8 and Form 8-K.

(a)  Documents filed with Report:

     (1)Financial  Statements.    The  following  consolidated   financial
     statements of Registrant are contained in Item 8 of this Report.

     Independent auditor's report

     Consolidated balance sheets at June 30, 2002 and 2001

     Consolidated statements of operations for the years ended June 30, 2002, 2001 and 2000

     Consolidated statements of stockholder's equity for the years ended June 30, 2002, 2001 and 2000

     Consolidated statements of cash flows for the years ended June 30, 2002, 2001 and 2000

     Notes to consolidated financial statements

     (2)Financial Statement Schedules.

     Not applicable.

     (3)Exhibits. An index of exhibits that are a part of this Form 10-K appears following the signature page and is incorporated herein by reference.


(b) Reports on Form 8-K. During the last quarter of the period covered by this Report, no Current Reports on Form 8-K were filed by Registrant.

     Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.

By:  /S
September 24, 2002
Reginald M. Fountain, Jr.
Chairman, President, and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S
September 24, 2002
Reginald M. Fountain, Jr.
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)


/S
September 24, 2002
Anthony J. Romersa
Executive Vice President, and
Chief Operating Officer


/S
September 24, 2002
George L. Deichmann, III
Director


/S
September 24, 2002
Guy L. Hecker, Jr.
Director


/S
September 24, 2002
Robert L. Henkel
Director

/S
September 24, 2002
Mark L. Spencer
Director


/S
September 24, 2002
David L. Woods
Director


/S
September 24, 2002
Hannah Hale
Chief Financial Officer

Certifications

  I, Reginald M. Fountain, Jr., certify that:

  1. I have reviewed this annual report on Form 10-K of Fountain Powerboat Industries, Inc.
  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

  September 27, 2002        ____________________________________
                              Reginald M. Fountain, Jr.
                              President and Chief Executive Officer


  I, Hannah R. Hale, certify that:

  1. I have reviewed this annual report on Form 10-K of Fountain Powerboat Industries, Inc.
  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

  September 27, 2002        ____________________________________
                              Hannah R. Hale
                              Chief Financial Officer


(Certification Pursuant to 18 U.S.C. Section 1350)
     The undersigned hereby certifies that (i) the foregoing annual report on Form 10-K filed by Fountain Powerboat Industries, Inc. (the "Company") for the year ended June 30, 2002, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 27, 2002        _______________________________________
                                   Reginald M. Fountain, Jr.
                                   President and Chief Executive Officer



Date: September 27, 2002        _______________________________________
                                   Hannah R. Hale
                                   Chief Financial Officer

                               EXHIBIT INDEX

Exhibit
Number                     Description             of              Exhibit


    3.1 Registrant's Articles of Incorporation, as amended (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

    3.2   Registrant's   Bylaws,  as   amended  (incorporated   herein  by
          reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

    4.1 Form of stock certificate (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989)

   10.1 * Employment Agreement dated March 31, 1989, between Reginald M. Fountain, Jr. and Fountain Powerboats, Inc. (incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989)

   10.2 * Employment Agreement dated August 24, 1998, between Fountain Powerboats, Inc. and Anthony J. Romersa (incorporated herein by reference from exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

   10.3 * Stock Option Agreement dated August 4, 1995, between Registrant and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

   10.4 * 1999  Employee  Stock   Option  Plan  (incorporated   herein  by
          reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

   10.5 * Stock Option Agreement dated January 12, 1999, between Registrant and Anthony J. Romersa (incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

   10.6 * Stock Option Agreement dated March 17, 1995, between Registrant and Mark L. Spencer (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

   10.7 * Stock   Option   Agreement  dated  February  7,   2001,  between
          Registrant and David L. Woods (filed herewith).

   10.8 * Stock   Option   Agreement  dated  December  19,  2001,  between
          Registrant and Anthony J. Romersa (filed herewith).

   99     Definitive proxy statement to be filed with the Commission.
______________________________
* Denotes a management compensation plan or compensatory plan or arrangement.