Form 10-Q
period 2002-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2002-10-17
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                 FORM 10-Q

                             QUARTERLY REPORT

                 FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

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

         Yes   X                    No __

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                  Outstanding at October 15, 2002

 Common Stock, $.01 par value          4,745,108 shares

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                                   INDEX

                                                                       Page No.

Part I Financial Information

        Unaudited Condensed Consolidated Balance Sheets,
         September 30, 2002 and June 30, 2002                           1 - 2

        Unaudited Condensed Consolidated Statements of Operations,
         for the three months ended September 30, 2002 and 2001           3

        Unaudited Condensed Consolidated Statements of Cash Flows,
         for the three months ended September 30, 2002 and  2001        4 - 5

        Notes to Unaudited Condensed Consolidated Financial Statements  6 - 9

        Management's Discussion and Analysis of Results
         of Operations and Financial Condition                         10 - 11

Part II Other Information

        Item 2, 4, 6                                                     12

        Signatures                                                       13

        Management Certifications                                        14

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS





                                                  September 30,   June 30,
                                                      2002          2002
                                                  ____________  ____________
CURRENT ASSETS:
  Cash and cash equivalents                       $    730,491  $    329,640
  Accounts receivable, net                           1,489,949     3,003,992
  Inventories                                        3,615,862     3,090,451
  Prepaid expenses                                     314,300       328,783
  Current tax assets                                 1,042,188     1,132,181
                                                  ____________  ____________
     Total Current Assets                            7,192,790     7,885,047
                                                  ____________  ____________

PROPERTY, PLANT AND EQUIPMENT                       40,694,752    40,887,882
  Less: Accumulated depreciation                   (23,937,570)  (23,773,221)
                                                  ____________  ____________
                                                    16,757,182    17,114,661
                                                  ____________  ____________

CASH SURRENDER VALUE LIFE INSURANCE                  1,182,223     1,179,223

OTHER ASSETS                                           340,315       355,765
                                                  ____________  ____________
     Total Assets                                 $ 25,472,510  $ 26,534,696
                                                  ____________  ____________














                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                [Continued]


                                                  September 30,   June 30,
                                                      2002          2002
                                                  ____________  ____________
CURRENT LIABILITIES:
  Current maturities of long-term debt            $    907,320  $    919,182
  Current maturities of capital lease                   16,065        15,674
  Accounts payable                                   6,383,439     6,877,394
  Accounts payable - related party                     137,706       147,234
  Accrued expenses                                   1,040,681     1,193,672
  Dealer incentives                                    795,371       921,707
  Customer deposits                                    272,445       631,090
  Allowance for boat repurchases                       200,000       200,000
  Warranty reserve                                     870,000       870,000
                                                  ____________  ____________
     Total Current Liabilities                      10,623,027    11,775,953

LONG-TERM DEBT, less current maturities              9,569,980     9,791,949

CAPITAL LEASE, less current maturities                  31,054        35,212

DEFERRED TAX LIABILITY                               1,054,328       962,880

COMMITMENTS AND CONTINGENCIES [NOTE 5]                       -             -
                                                  ____________  ____________
     Total Liabilities                              21,278,389    22,565,994
                                                  ____________  ____________

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 200,000,000
    shares authorized, 4,745,108 and 4,732,608
    shares issued and outstanding, respectively         47,451        47,326
  Additional paid-in capital                        10,360,610    10,343,935
  Accumulated earnings                              (6,076,476)   (6,280,679)
                                                  ____________  ____________
                                                     4,331,585     4,110,582
  Less: Treasury stock, at cost, 15,000 shares        (110,748)     (110,748)
  Deferred compensation for stock options issued       (26,716)      (31,132)
                                                  ____________  ____________
     Total Stockholders' Equity                      4,194,121     3,968,702
                                                  ____________  ____________
     Total Liabilities and Stockholders' Equity   $ 25,472,510  $ 26,534,696
                                                  ____________  ____________




 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the Three Months Ended
                                                       September 30,
                                                  __________________________
                                                      2002          2001
                                                  ____________  ____________
NET SALES                                         $ 12,002,119  $  8,238,779

COST OF SALES                                       10,096,168     7,763,307
                                                  ____________  ____________
  Gross Profit                                       1,905,951       475,472
                                                  ____________  ____________
EXPENSES:
  Selling expense                                      832,978       644,920
  Selling - related parties                                  -        15,000
  General and administrative                           409,705       487,725
                                                  ____________  ____________
     Total expenses                                  1,242,683     1,147,645
                                                  ____________  ____________
OPERATING INCOME (LOSS)                                663,268      (672,173)
                                                  ____________  ____________
NON-OPERATING INCOME (EXPENSE):
  Other income (expense)                                28,576        10,387
  Interest expense                                    (306,201)     (153,089)
                                                  ____________  ____________
     Total non-operating income (expense)             (277,625)     (142,702)
                                                  ____________  ____________
INCOME (LOSS) BEFORE INCOME TAXES                      385,643      (814,875)

CURRENT TAX EXPENSE                                          -             -
DEFERRED TAX EXPENSE (BENEFIT)                         181,441      (308,232)
                                                  ____________  ____________

NET INCOME (LOSS)                                 $    204,202  $   (506,643)
                                                  ____________  ____________

BASIC EARNINGS (LOSS) PER SHARE                   $        .04  $       (.11)
                                                  ____________  ____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                        4,732,608     4,732,608
                                                  ____________  ____________

DILUTED EARNINGS  PER SHARE                       $        .04  $        N/A
                                                  ____________  ____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING ASSUMING DILUTION                     4,782,372           N/A
                                                  ____________  ____________


 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                                  For the Three Months Ended
                                                       September 30,
                                                  __________________________
                                                      2002          2001
                                                  ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $    204,202  $   (506,643)
                                                  ____________  ____________
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation expense                              528,770       569,226
     Net deferred taxes                                181,441      (308,232)
     Gain on sale of assets                             29,114             -
     Amortization of deferred loan cost                 15,450             -
     Non - cash expense                                  4,416             -
     Change in assets and liabilities:
      (Increase) decrease in accounts receivable     1,514,043     1,181,807
      (Increase) decrease in inventories              (525,410)       47,639
      (Increase) decrease in prepaid expenses           14,483      (110,225)
      Increase (decrease) in accounts payable         (503,483)     (363,899)
      Increase (decrease) in accrued expenses         (152,991)      (90,175)
      Increase (decrease) in dealer incentives        (126,336)     (547,754)
      Increase (decrease) in customer deposits        (358,645)     (152,000)
                                                  ____________  ____________
        Net Cash Provided (Used) by
         Operating Activities                          825,054      (280,256)
                                                  ____________  ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property, plant, and equipment        (310,405)     (441,790)
  Proceeds from sale of property plant and
   equipment                                           110,000             -
  (Increase) in other assets                            (3,000)      (55,698)
                                                  ____________  ____________
        Net Cash Provided (Used) by Investing
         Activities                                   (203,405)     (497,488)
                                                  ____________  ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                               -       492,329
  Payments of long-term debt                          (237,598)     (183,897)
  Increase in stockholders' equity                      16,800             -
                                                  ____________  ____________
        Net Cash Provided (Used) by Financing
         Activities                                   (220,798)      308,432
                                                  ____________  ____________
Net increase (decrease) in cash and cash
 equivalents                                           400,851      (469,312)

Cash and cash equivalents at beginning of year         329,640       796,606
                                                  ____________  ____________
Cash and cash equivalents at end of period        $    730,491  $    327,294
                                                  ____________  ____________


                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                [Continued]

                                                  For the Three Months Ended
                                                       September 30,
                                                  __________________________
                                                      2002          2001
                                                  ____________  ____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

      Interest                                    $    275,042  $     80,334
      Income Taxes                                $          -  $          -


Supplemental Disclosures of Noncash Investing and Financing Activities:
  For the three month period ended September 30, 2002:
     The Company recorded consulting expense of $4,416 as a result of amortization of deferred compensation from 30,000 options issued to purchase common stock during fiscal 2002 vesting through December 2004.


  For the three month period ended September 30, 2001:
     None


























 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the period ended September 30, 2002 is not necessarily indicative of the operating results for the full year.

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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At September 30, 2002 and June 30, 2002, the Company had $630,491 and $229,640 ,
  respectively, in excess of federally insured amounts held in cash.

  Recently Enacted Accounting Standards: During quarter ended September 30, 2002, the Company adopted Emerging Issue Task Force 01-9
  "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)", requiring the Company to reclassify dealer incentive interest paid to resellers from Selling Expense to Net Sales. Prior year financial statements have been reclassified to reflect the change in accounting principle.

  Reclassifications:   The  financial  statements  for  years   prior   to
  September 30, 2002 have been reclassified to conform with headings and classifications used in the September 30, 2002 financial statements.

  Fair Value of Financial Instruments: Management estimates the carrying value of financial instruments on the consolidated financial statements approximates their fair values.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION [Continued]

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

  The sales incentive interest payment program for each boat sale is accrued for the entire interest period in the same fiscal accounting period that the related sale is recorded. The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer's inventory and on floor plan.

NOTE 2 - ACCOUNTS RECEIVABLE

  As of September 30, 2002, accounts receivable were $1,489,949 net of the allowance for bad debts of $27,841. This is a decrease from the $3,003,992 in net accounts receivable recorded at June 30, 2002. Of the balance at September 30, 2002, $815,346 has subsequently been collected as of October 11, 2002, and the remaining $674,603 is believed to be fully collectible.

NOTE 3 - INVENTORIES

  Inventory is carried at the lower of cost or market with cost being determined on a first in first out method and consisted of the following at September 30, 2002 and June 30, 2002:


                                                  September 30,   June 30,
                                                      2002          2002
                                                  ____________  ____________
         Parts and supplies                       $  2,058,272  $  2,071,709
         Work-in-process                             1,555,704     1,047,154
         Finished goods                                177,279       278,981
         Obsolete inventory reserve                   (175,393)     (307,393)
                                                  ____________  ____________
           Total                                  $  3,615,862  $  3,090,451
                                                  ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK

  During September 2002, a director of the Company exercised his option to purchase 12,500 shares of the Company's common stock at $1.344 per share.

  During December 2001, the Company issued 10,000 options to purchase common stock to a consultant for services to be rendered valued at $12,342. The options are exercisable at $1.45 per share, vest through December 2004 and expire December 2009. During the quarter ended September 30, 2002, the Company recorded consulting expense of $991.

  During January 2002, the Company issued 20,000 options to purchase common stock to a consultant for services to be rendered valued at $27,953. The options are exercisable at $1.67 per share, vest through January 2004 and expire January 2009. During the quarter ended September 30, 2002, the Company recorded consulting expense of $3,425.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

  Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 2002, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $17,676,647. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events which can be reasonably estimated. At September 30, 2002, the allowance for boat repurchases was $200,000.

  Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing. These interest charges amounted to approximately $237,574 and the estimated unpaid dealer incentive interest included in accrued expenses amounted to $295,222 for the first three months ended September 30, 2002.


NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

  At September 30, 2002, the Company had receivables and advances from employees of the Company amounting to $12,506.

  During the three month period ended September 30, 2002, the Company paid $4,300 for services rendered to entities owned or controlled by the Company's Chairman, President, and Chief Executive Officer.

  The Company paid $4,000 during the three month period ended September 30, 2002 for advertising services received from an entity owned by a Company director.

  During September 2002, a director of the Company exercised options to purchase 12,500 shares of common stock at $1.344 per share.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

  For the three month period ended September 30, 2002 and 2001, the Company paid $0 and $9,785 for current income taxes and incurred a tax expense/(benefit) for deferred income taxes of $181,441 and ($308,232), respectively.

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The computations of earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings per share for the three month period ended September 30, 2001, was not presented as its effect was anti-dilutive.

  The   weighted  average  common  shares  and  common  equivalent  shares outstanding for purposes of calculating earnings per share was as follows:

                                                  September 30, September 30,
                                                      2002          2001
                                                  ____________  ____________
  Weighted average common shares outstanding
   used in basic earnings per share for the
   three months ending                               4,732,608     4,732,608

  Effect of dilutive stock options                      49,764             -
                                                  ____________  ____________
  Weighted average common shares and potential
  dilutive common equivalent shares outstanding
  used in dilutive earnings per share                4,782,372     4,732,608
                                                  ____________  ____________

  At September 30, 2002 there were 516,000 unexercised stock options, of which 480,000 were held by officers and directors of the Company at prices ranging from $3.58 to $5.00 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.

NOTE 9 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles of the United States which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets which raises substantial doubt about the ability of the Company to continue as a going concern. In this regard, management has accelerated efforts to introduce new products, has executed plans and actions that reduce expenses through direct labor and overhead cost cuts, and has implemented significant reductions to selling and general and administrative expenses. Management believes it could raise additional funds through debt or equity financing. There is no assurance that the Company will be successful in raising this additional capital or achieving sustained profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations.

Net sales were $12,002,119 for the first quarter ended September 30, 2002, an increase of over 45% from the same period last year which had net sales of $8,238,779. Unit sales volume for three months ended September 30, 2002 was 85 boats versus 59 boats for the three months ended September 30, 2001.

Gross margin on sales for the three months ended September 30, 2002 was $1,905,951 or 15.9% compared to $475,472 or 5.8% gross margin for the same period of the previous year. Margins improved as a result of increased sales volume, with model mix for those sales improving over previous periods, and cost savings in factory overhead.

The operating income for the quarter ended September 30, 2002 was $663,268 or $.14 per share compared to an operating loss for the first quarter ended September 30, 2001 of ($672,173) or ($.14) per share. The operating income as a percent of sales for the three months ended September 30, 2002 was 5.53% versus (8.16%) for the three months ended September 30, 2001. Net earnings for the three months ended September 30, 2002 were $204,202 or $.04 per share up from a net loss of ($506,643) or ($.11) per share for the three months ended September 30, 2001.

Selling  expenses were $832,978 for the three months ended  September  30,
2002 as compared to $659,920 for the three months ended September 30, 2001. Selling expenses increased due to higher sales salaries, commissions, and consulting fees resulting from the improvement in sales between the years. Race expenses and advertising also rose from the prior year as the Company promoted their new products and their improved pricing structure.

General and administrative expenses were $409,705 or 3.4% of net sales for the three months ended September 30, 2002 compared to $487,727 or 5.9% of net sales for the three months ended September 30, 2001. Decrease in expenses resulted from a temporary pay decrease of over 70% taken by the Company's President and Chief Executive Officer. Other cost savings were improvements in legal expenses and depreciation.

Interest expense for the three months ended September 30, 2002 was $306,201 and compared to $153,089 for the three months ended September 30, 2001.

Other non-operating income/(expense) for the three months September 30, 2002 was $28,576 compared to $10,387 for the three months ended September 30, 2001.

Financial Condition.
The Company's cash flows for the three months ended September 30, 2002 are summarized as follows:
     Net cash provided by operating activities     $ 825,054
     Net cash provided by investing activities      (203,405)
     Net cash used in financing activities          (220,798)
     Net increase in cash                          $ 400,851

This net increase compares to a ($469,312) decrease for the three months ended September 30, 2001. Cash provided by operating activities during the three months ended September 30, 2002 was largely generated by decrease in accounts receivable balances since June 30, 2002. Accounts payable decreased over $500,000 for the three months ended September 30, 2002.

For the next fiscal quarter and for the remainder of the year ending June 30, 2003 the Company believes that it will continue to improve upon prior years operating results. Management has developed a plan that budgets expenses and clearly outlines certain sales goals and expectations for the remainder of the fiscal year. After surpassing this plan in the first quarter of Fiscal 2003, management anticipates that continued operations under this plan will result in a profitable and successful year.


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

PART II.  Other Information.

ITEM 2:   Change in Securities.

There was no change in securities during the first quarter ending September 30, 2002.

ITEM 4:   Submission of Matters to A Vote of Security Holders.

There were no matters submitted for a vote of security holders during the first quarter ending September 30, 2002.

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



                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
                               (Registrant)






By:  /s/ Hannah Hale                                Date: October 17, 2002
      Chief Financial Officer

                               CERTIFICATION

     I, Reginald M. Fountain, Jr., certify that:

1. I have reviewed this quarterly report on Form 10Q of Fountain Powerboat Industries, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 17, 2002       /s/ Reginald M. Foutain, Jr.
                              Reginald M. Fountain, Jr.
                              President and Chief Executive Officer

                               CERTIFICATION

     I, Hannah Hale, certify that:

1. I have reviewed this quarterly report on Form 10Q of Fountain Powerboat Industries, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 17, 2002          /s/ Hannah Hale
                                 Hannah Hale
                                 Chief Financial Officer

(Certification Pursuant to 18 U.S.C. Section 1350)

     The undersigned hereby certifies that (i) the foregoing quarterly report on Form 10-Q filed by Fountain Powerboat Industries, Inc. (the "Company") for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  October 17, 2002          /s/ Reginald M. Foutain,Jr.
                                  Reginald M. Fountain, Jr.
                                  President and Chief Executive Officer



Date:  October 17, 2002          /s/ Hannah Hale
                                  Hannah R. Hale
                                  Chief Financial Officer