Form 10-Q
period 2002-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2003-02-12
CIK 764858

                    FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                 FORM 10-Q

                             QUARTERLY REPORT

                  FOR THE QUARTER ENDED DECEMBER 31, 2002


                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2002

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

         Class                  Outstanding at December 31, 2002

 Common Stock, $.01 par value          4,745,108 shares

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                                   INDEX

                                                                     Page No.

Part I  Financial Information

       Unaudited Condensed Consolidated Balance Sheets,
        December 31, 2002 and June 30, 2002                            1 - 2

       Unaudited Condensed Consolidated Statements of Operations,
        for the three and six months ended December 31, 2002 and 2001    3

       Unaudited Condensed Consolidated Statements of Cash Flows,
        for the six months ended December 31, 2002 and 2001            4 - 5

       Notes to Unaudited Condensed Consolidated Financial Statements  6 - 9

       Management's Discussion and Analysis of Results
         of Operations and Financial Condition                         10-12

Part II  Other Information

       Item 2, 4, & 6                                                   12

       Signatures                                                       13

       Management Certification                                        14-15

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS





                                     December 31,    June 30,
                                         2002          2002
                                    _____________   _____________
CURRENT ASSETS:
  Cash and cash equivalents          $   1,176,384  $     329,640
  Accounts receivable, net                 710,595      3,003,992
  Inventories                            3,567,563      3,090,451
  Prepaid expenses                         566,872        328,783
  Current tax assets                       899,245      1,132,181
                                    _____________   _____________
     Total Current Assets                6,920,659      7,885,047
                                    _____________   _____________
PROPERTY, PLANT AND EQUIPMENT           41,199,870     40,887,882

  Less:  Accumulated depreciation      (24,459,738)   (23,773,221)
                                    _____________   _____________
                                        16,740,132     17,114,661
                                    _____________   _____________

CASH SURRENDER VALUE LIFE INSURANCE      1,280,047      1,179,223

OTHER ASSETS                               324,864        355,765
                                    _____________   _____________
     Total Assets                    $  25,265,702  $  26,534,696
                                    _____________   _____________


















                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                [Continued]


                                       December 31,    June 30,
                                           2002          2002
                                      _____________   _____________
CURRENT LIABILITIES:
  Current maturities - long-term debt $     900,610   $     919,182
  Current maturities - capital lease         16,462          15,674
  Accounts payable                        6,367,018       6,877,394
  Accounts payable - related party          142,895         147,234
  Accrued expenses                          865,792       1,193,672
  Dealer incentives                         431,770         921,707
  Customer deposits                         249,985         631,090
  Allowance for boat repurchases            200,000         200,000
  Warranty Reserve                          870,000         870,000
                                      _____________   _____________
     Total Current Liabilities           10,044,532      11,775,953

LONG-TERM DEBT, less current maturities   9,415,718       9,791,949
CAPITAL LEASE, less current maturities       26,785          35,212
DEFERRED TAX LIABILITY                    1,082,409         962,880

COMMITMENTS AND CONTINGENCIES [NOTE 5]            -               -
                                      _____________   _____________
     Total Liabilities                   20,569,444      22,565,994
                                      _____________   _____________



STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
   200,000,000 shares authorized,
   4,745,108  and 4,732,608 shares
   issued and outstanding, respectively      47,451          47,326
  Additional paid-in capital             10,343,936      10,343,935
  Accumulated earnings                   (5,578,769)     (6,280,679)
                                      _____________   _____________
                                          4,812,618       4,110,582
Less: Treasury stock, at cost,
       15,000 shares                       (110,748)       (110,748)
      Deferred compensation for
       stock options issued                  (5,612)        (31,132)
                                      _____________   _____________
     Total Stockholders' Equity           4,696,258       3,968,702
                                      _____________   _____________
   Total Liabilities and
      Stockholders' Equity            $  25,265,702   $  26,534,696
                                      _____________   _____________




 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                 For The Three             For The Six
                                  Months Ended              Months Ended
                                  December 31               December 31
                             _____________________      ______________________
                               2002         2001          2002          2001
                             ________     ________      ________     _________
NET SALES                $ 12,941,227  $ 6,553,076  $ 25,016,213  $ 14,930,387


COST OF SALES              10,570,853    7,256,987    20,739,887    15,146,984
                             ________     ________      ________     _________
     Gross Profit           2,370,374     (595,201)    4,276,326      (216,597)

EXPENSES
     Selling Expense        1,082,315      987,379     1,915,293     1,550,432

     Selling Expense-               -            -             -             -
      related parties
     General &                406,241      475,781       815,946       963,506
      Administrative
                             ________     ________      ________     _________

Total Expenses              1,488,556    1,463,160     2,731,239     2,513,938
                             ________     ________      ________     _________



OPERATING INCOME (LOSS)       881,818   (2,058,361)    1,545,087    (2,730,535)


NON-OPERATING INCOME
(EXPENSE)

     Other Income               1,389        5,135        29,965         4,283
     Interest Expense        (214,475)    (262,516)     (520,676)     (404,365)
                             ________     ________      ________     _________


INCOME (LOSS) BEFORE TAX      668,732   (2,315,742)    1,054,376    (3,130,617)


CURRENT TAX EXPENSE                 -            -             -             -

DEFERRED TAXES (BENEFIT)      171,024     (898,091)      352,465    (1,206,323)
                             ________     ________      ________     _________


NET INCOME (LOSS)             497,708   (1,417,651)      701,911    (1,924,293)
                             ________     ________      ________     _________

EARNINGS (LOSS) PER SHARE       .10        (.30)           .15         (.41)
                             ________     ________      ________     _________

WEIGHTED AVERAGE
SHARES OUTSTANDING          4,745,108    4,732,608     4,745,108     4,732,608
                             ________     ________      ________     _________


DILUTED EARNINGS PER            .03         N/A            .07          N/A
SHARE
                             ________     ________      ________     _________

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING
ASSUMING DILUTION           4,825,399       N/A        4,803,886        N/A
                             ________     ________      ________     _________

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                        For the Six Months Ended
                                             December 31,
                                       ____________________________
                                           2002         2001
                                       ___________  _______________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  701,911   $(1,924,293)
                                       ___________  _______________
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
     Depreciation expense                1,028,308     1,126,268
     Net deferred taxes                    352,465    (1,206,323)
     Gain on sale of fixed asset            29,613             -
     Amortization of deferred loan cost     30,900      (500,446)
     Non-cash expense                        8,846             -
     Change in assets and liabilities:
       (Increase) decrease in
         accounts receivable             2,293,396     1,370,303
       (Increase) decrease in
         inventories                      (477,112)      546,938
       (Increase) decrease in
         prepaid expenses                 (238,089)     (201,275)
       Increase (decrease) in
         accounts payable                 (514,714)   (1,486,903)
       Increase (decrease) in
         accrued expenses                 (327,880)     (111,216)
       Increase (decrease) in
         dealer incentives                (489,937)   (1,175,510)
       Increase (decrease) in
         customer deposits                (381,106)      149,371
                                       ___________  _______________
        Net Cash Provided (Used) by
          Operating Activities          $2,016,601   $(2,912,640)
                                       ___________  _______________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant,
   and equipment                          (793,891)     (905,504)
  Proceeds from sale of fixed assets       110,500             -
  (Increase) in other assets              (100,824)      172,801
                                       ___________  _______________
        Net Cash Provided (Used)
         by Investing Activities         $(784,215)    $(732,703)
                                       ___________  _______________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt           $  95,000    $3,344,344
  Payments of long-term debt              (497,442)      (50,270)
  Proceeds from common stock issuances      16,800             -
                                       ___________  _______________
        Net Cash Provided (Used)
         by Financing Activities         $(385,642)  $ 3,294,074
                                       ___________  _______________
Net increase (decrease) in cash
 and cash equivalents                     $846,744   $  (351,269)

Cash and cash equivalents at
 beginning of year                        $329,640      $796,606
                                       ___________  _______________

Cash and cash equivalents at
 end of period                         $ 1,176,384    $  445,337
                                       ___________  _______________


                                [Continued]
                                     -4-

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                [Continued]

                                        For the Six Months Ended
                                              December 31,
                                       ____________________________
                                           2002         2001
                                       ___________  _______________
Supplemental Disclosures of Cash
 Flow Information:

  Cash paid during the period for:

    Interest, net of amounts capitalized  $    520,677   $ 404,365
    Income Taxes                          $          -   $       -


Supplemental Disclosures of Noncash Investing and Financing Activities:

  For the six month period ended December 31, 2002:

     The Company recorded consulting expense of $8,846 as a result of amortization of deferred compensation from 30,000 options issued to purchase common stock during fiscal 2002 vesting through December 2004.

  For the six month period ended December 31, 2001:

       None



























 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the period ended December 31, 2002 is not necessarily indicative of the operating results for the full year.

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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At December 31, 2002 and June 30, 2002, the Company had $1,176,384 and $329,640,
  respectively, in excess of federally insured amounts held in cash.

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

  Reclassifications:   The  financial  statements  for  years   prior   to
  December 31, 2002 have been reclassified to conform with headings and classifications used in the December 31, 2002 financial statements.

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


NOTE 2 - ACCOUNTS RECEIVABLE

  As of December 31, 2002, accounts receivable were $710,595 net of the allowance for bad debts of $27,841. This is a decrease from the $3,003,992 in net accounts receivable recorded at June 30, 2002. Of the balance at December 31, 2002, $8,352 subsequently has been collected as of January 22, 2003, and the remaining $702,243 is believed to be fully collectible.


NOTE 3 - INVENTORIES

  Inventories at December 31, 2002 and June 30, 2002 consisted of the following:


                                December 31,   June 30,
                                    2002        2002
                                 __________  __________
      Parts and supplies         $2,106,588  $2,071,709
      Work-in-process             1,500,222   1,047,154
      Finished goods                136,146     278,981
      Obsolete inventory reserve   (175,393)   (307,393)
                                 __________  __________
           Total                 $3,567,563  $3,090,451
                                 __________  __________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- COMMON STOCK

  During September 2002, a director of the Company exercised his option to purchase 12,500 shares of the Company's common stock at $1.344 per share.

  During December 2001, the Company issued 10,000 options to purchase common stock to a consultant for services to be rendered valued at $12,342. The options are exercisable at $1.45 per share, vest through December 2004 and expire December 2009. During the six months ended December 31, 2002, the Company recorded consulting expense of $1,996.

  During January 2002, the Company issued 20,000 options to purchase common stock to a consultant for services to be rendered valued at $27,953. The options are exercisable at $1.67 per share, vest through January 2004 and expire January 2009. During the six months ended December 31, 2002, the Company recorded consulting expense of $6,850.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

  Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 2002, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $22,760,059. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events which can be reasonably estimated. At December 31, 2002, the allowance for boat repurchases was $200,000.

  Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing. These interest charges amounted to approximately $443,942 and the estimated unpaid dealer interest included in accrued expenses amounted to $221,013 for the first six months ended December 31, 2002.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

  At December 31, 2002, the Company had receivables and advances from its employees amounting to $11,874.

  During  the  six month period ended December 31, 2002, the Company  paid
  $6,400 for services rendered to entities owned or controlled by the Company's Chairman, President, and Chief Executive Officer.

  The Company paid $28,000 during the six month period ended December 31, 2002 for advertising services received from an entity owned by a Company director.

  During September 2002, a director of the Company exercised options to purchase 12,500 shares of common stock at $1.344 per share.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7- INCOME TAXES

  For the six month period ended December 31, 2002 and 2001, the Company paid $0 and $0 for current income taxes and incurred a tax expense/(benefit) for deferred income taxes of $352,465 and $(1,206,323), respectively.

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The computations of earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings per share for the six month period ended December 31, 2001, was not presented as its effect was anti-dilutive.

  The   weighted  average  common  shares  and  common  equivalent  shares outstanding for the six month period ended December 31, 2002 and 2001 for purposes of calculating earnings per share was as follows:

                                       December 31,    December 31,
                                           2002            2001
                                       __________      ___________
  Weighted average common shares
   outstanding used in basic
   earnings per share for the six
   months ending                        4,738,858       4,732,608

  Effect of dilutive stock options         65,028               -
                                       __________      ___________
  Weighted average common shares
   and potential dilutive common
   equivalent shares outstanding
   used in dilutive earnings
   per share                            4,803,886       4,732,608
                                       __________      ___________

  At December 31, 2002 there were 480,000 unexercised stock options, of which 480,000 were held by officers and directors of the Company at prices ranging from $3.94 to $5.00 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.


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

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

The operating income for the three months ended December 31, 2002 was $881,818 or $.18 per share and compares to the operating loss of $(2,058,361) or $(.43) per share for the three months ended December 31, 2001. The net income for the three months ended December 31, 2002 was $497,708 or $.10 per share as compared to a net loss for the three months ended December 31, 2001 of $(1,417,651) or $(.30) per share. The net income for the six months ended December 31,2002 was $701,911 or $.15 per share as compared to a net loss for the six months ended December 31, 2001 of $(1,924,293) or $(.41) per share.

Net  sales  were $12,941,227 for the second quarter of Fiscal  2003.   Net
sales were $6,553,076 for the second quarter of Fiscal 2002. During the second quarter of Fiscal 2003, unit volumes doubled from the same period of the prior year, with sales volume for three months ended December 31, 2002 at 101 units compared to 50 units for the prior year. Fiscal 2003 net sales for the six months ended December 31, 2002 were $25,016,213, compared to net sales of $14,930,387 for the same six months period of the prior year.

Gross margin on sales for the three months ended December 31, 2002 was $2,370,374 as compared to the gross margin of $(595,201) for the three months ended December 31, 2001. Gross margin for the six months ended December 31, 2002 was $4,276,326 compared to the gross margin of $(216,597) for the same period of the previous year. The improvement in margin resulted from improved unit sales for the period, and improved product sales mix.

Selling expenses were $1,082,315 for the three months ended December 31, 2002 as compared to $987,379 for the three months ended December 31, 2001. Increased selling expense resulted from higher sales salaries and commissions, directly associated with the improvement in net sales from the same period for the previous year.

General and administrative expenses were $406,241 for the three months ended December 31, 2002 compared to $475,781 for the three months ended December 31, 2001. A decrease in executive salaries during Fiscal 2003, when the Company's CEO took a temporary reduction in pay, created the savings as compared to the same period for the prior year.

Interest expense for the three months ended December 31, 2002 was $214,475 as compared to $262,516 for the three months ended December 31, 2001.

Other non-operating (income)/expense for the three months December 31, 2002 was $(1,389) as compared to $(5,135) for the three months ended December 31, 2001.

Financial Condition.

The Company's summary cash flows for the six months ended December 31, 2002 are:

     Net cash provided by operating activities      $  2,016,601
     Net cash used in investing activities              (784,215)
     Net cash used in financing activities              (385,642)
     Net increase in cash                           $    846,744

This net increase in cash and cash equivalents compares to a net decrease of $351,269 for the six months ended December 31, 2001.

Cash used in the six months ended December 31, 2002 to acquire additional property, plant, and equipment (investing activity) amounted to $793,891 which was invested in tooling changes to the new 48' Express Cruiser, a new style 38' fish boat deck, and other miscellaneous tooling projects.

Cash used by financing activities were largely due to principal reductions of long term debt.

The first six months of fiscal 2003 shows significant improvement in sales and profit. This improvement provides the Company with a basis for expecting continued success in the remaining six months of this fiscal year. Continued success will provide sufficient cash flow to meet the Company's needs and obligations.

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




PART II.  Other Information.

ITEM 2:   Change in Securities.

            There was no change in securities during the quarter ending December 31, 2002

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



                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
                               (Registrant)






By:  /s/ Reginald M. Fountain, Jr.            Date:     February 10, 2003
         Principal Financial Officer

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


Date:  February 10, 2003         /s/ Reginald M. Fountain, Jr.

                                  Reginald M. Fountain, Jr.
                                  President/CEO/Principal Financial Officer

(Certification Pursuant to 18 U.S.C. Section 1350)

     The undersigned hereby certifies that (i) the foregoing quarterly report on Form 10-Q filed by Fountain Powerboat Industries, Inc. (the "Company") for the quarter ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 10, 2003            /s/ Reginald M. Fountain, Jr.
                                        Reginald M. Fountain, Jr.
                                        President and Chief Executive Officer



Date:  February 10, 2003            /s/ Reginald M. Fountain,Jr.
                                        Reginald M. Fountain, Jr.
                                        Principal Financial Officer