Form 10-K/A
period 2002-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2003-04-04
CIK 764858

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-K/A

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

     As of September 18, 2002 there were 4,732,608 shares of the Company's Common Stock issued of which 15,000 shares are owned by the Company's subsidiary Fountain Powerboats, Inc. and are regarded as treasury shares

           Documents incorporated by reference: The Company's definitive proxy statement to be filed with the Commission in connection with its annual meeting of shareholders.
                                  Part I

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


The Company's 42' Lightning, designed with the second-generation positive lift hull, comes with a full wrap around windshield, as well as an impressive range of speed, stability and ride comfort. This top selling model equipped with special engines currently holds the world speed record for V-bottom boats at 142.969 mph recorded by APBA/UIM on October 13,2000.

      The 38' Lightning or Fever operates at speeds of between 70 and 100 mph. The retail price ranges from $270,000 to $341,000, depending primarily upon the type of engines selected. This model was cited by Powerboat Magazine in 2002 as "Offshore Performance Boat of the Year". In Fiscal 2002, the 38' Lightning incorporated a new superventilated hull that is the most advanced superventilated hull produced by Fountain to date and it is based on their successful design, enhancing performance and interior space.

     The 35' Lightning Sport Boat was totally redesigned and introduced in Fiscal 2000 to go with a higher freeboard, new twin-step design, and new deck and interior. It operates at speeds between 70 and 100 mph. This boat won the 2001 Offshore Boat of the Year by Powerboat Magazine and has proven itself as the fastest boat in Factory II history, setting the kilo record at 94.187 mph. This boat's retail price ranges from $220,000 to $290,000, depending primarily upon the type of engines selected.

      The 29' Fever is one of the most popular boats. It operates at speeds of 65 to 85 mph and retails between $113,000 and $150,000 depending on engine size. It has great balance and speed for a single engine and operates in offshore sea conditions with superior safety and handling. This boat is also offered with twin small block engines. The Company introduced a new 29' deck in Fiscal 2001. This model has been awarded the 2001 Outstanding Sport Boat Performance Award by Powerboat Magazine and has set the 2000 APBA F-1 record at 89.873 mph.

      The Company also builds and markets a sport fishing line. The 31' sport fish model features a center console with T-Top design and incorporates the same high performance, styling, and structural integrity as the sport boat models. It has a deck configuration engineered for the knowledgeable, experienced sport fisherman. This boat has won the Southern Kingfish Association's World Championship during the years 1991, 1992, 1994, 1995, and 1997.

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



In Fiscal 2002, the Company introduced the latest in their cruiser and wide-beam lines. The 48' wide-beam cruiser debuted offering a whole new level of comfort and luxury. With speeds of up to 65 mph, the 48' Express Cruiser launched the Company into a new expanding market segment with an edge in performance and class. This boat retails between $650,000 - $824,000, depending upon engine choice and option configurations. The 34' wide-beam fish boat introduced in Fiscal 2002 retails between $168,000 - $193,000 depending upon engine selection, and will reach speeds in excess of 68 miles per hour. This model has been sold out since introduction, has current sales order backlog of $_2,500,000__ and orders for this model extend into January 2003.

     Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:

                             Fiscal             Fiscal           Fiscal
                              2002               2001             2000

  Sport boats                 115                219              325

  Wide Beam Fish               44                 16                -

  Wide Beam Cruisers           21                 10                -

  Sport fishing boats          48                 84              112

  Other                         3                  1                9
          ------             ------              -----          -----
          Total               231                330              446
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

Following is a table of sales by geographic area for the last three fiscal years:

                              Fiscal 2002    Fiscal 2001    Fiscal 2000

United  States  ...........  $ 36,046,547   $ 43,191,806   $ 55,777,049

Canada, Mexico, Central
 and South America ........  $  1,500,145   $  2,509,638   $  1,485,615

Europe and
 the Middle East ..........  $          -   $    380,190   $    269,797

Asia    ...................  $          -   $          -   $          -
                             ------------   ------------   ------------
  Total    ................  $ 37,546,692   $ 46,081,634   $ 57,532,461
                              =========      =========      =========

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

      For Fiscal 2002, one dealer accounted for 11.8% of sales, one accounted for 11.7% of sales and two each accounted for 8.0% of sales. For Fiscal 2001, one dealer accounted for 11.5% of sales, one for 10.5% of sales and one for 6.0% of sales. For Fiscal 2000 one dealer accounted for 7.4% of sales, one for 6.1% of sales and one for 5.7% of sales. The Company believes that the loss of any particular dealer could have an adverse affect on sales, yet the Company believes they could find other dealers within the same geographical area to replace any that are lost. The Company is actively pursuing the addition of new, quality dealers. As sales continue to grow through dealer additions, it is reasonable to assume the Company will grow less dependent on any one dealer.

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


Domestic retail demand for pleasure boats is seasonal with sales generally highest in the fourth quarter. A number of factors can influence demand for the Company's products, including, but not limited to:

    Economic conditions and consumer confidence in the United States and certain international regions;
    Adverse weather in key geographic areas, including excessive rain, prolonged below average temperatures and severe heat or drought, particularly during the key selling season;
    The level of inventories maintained by the dealers;
    The Company's ability to provide competitive products;
    Availability of effective distribution;
    Fuel costs;
    Prevailing interest rates; and
    Consumer interest in recreational boating.

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

                      Approximate
                    Square Footage           Principal Use
     Building 1 .....   13,200       Executive offices,shipping,
                                       receiving, and paint shop.
     Building 2 .....    7,200       Final prep.
     Building 3 .....   75,800       Lamination, upholstery,assembly,
                                       inventory, cafeteria.
     Building 4 .....   14,250       Woodworking.
     Building 5  ....   26,800       Mating,  small  partslamination.
     Building 6 .....   23,800       Metal fabrication.
     Building 7  ....   15,720       Racing, service,  andwarranty.
     Building 8  ....    8,750       Lamination  extension area.
     Building 9   ...    4,800       Mold storage.
     Building 10 ....   26,960       Fabrication,  sportswear  sales.
     Building 11 ....   12,000       Cruiser manufacturing.
     Building 12 ....    5,760       Maintenance and storage.
                    ----------
     Total ..........  235,040
                       ======

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


Item 6.  Selected Financial Data

               Fountain Powerboat Industries, Inc. and Subsidiary
                             Selected Financial Data
                         Fiscal Years 1998 through 2002

                                                   Year Ended June 30,
Operations Statement Data: ------------------------------------------------------------------------------
   (Period Ended)                 2002            2001             2000           1999           1998

    ------------               -----------    ------------     ------------   ------------    -----------
Sales                          $37,546,692    $46,081,634      $57,532,461    $53,428,487     $50,652,037

Net Income (loss)              $(7,031,593)      (899,526)     $ 1,258,342    $(1,255,791)    $ 2,740,487

Income (loss) per share        $     (1.49)   $      (.19)     $       .27    $      (.27)    $       .58

Weighted average shares
       outstanding               4,732,608      4,732,608        4,732,608      4,711,896       4,751,779

Diluted earnings per share     $     (1.49)   $      (.19)     $       .27    $      (.27)    $       .54

Diluted weighted average
     shares outstanding          4,732,608      4,732,608        4,732,651      4,711,896       5,110,090


Balance Sheet Data
   (At Period End)           ------------------------------------------------------------------------------
Current Assets                 $ 7,885,048    $ 8,934,936      $13,621,499    $14,084,888       $12,718,535

Total Assets                   $26,534,696    $28,947,752      $33,431,084    $33,930,960       $32,497,393

Current Liabilities            $11,775,953    $10,567,139      $12,144,123    $12,183,630       $10,289,985

Long-term debt                 $ 9,827,161    $ 6,629,904      $ 8,215,486    $10,215,334       $ 9,499,895

Stockholders' equity (1)       $ 3,968,702    $10,991,132      $11,890,658    $10,632,316       $11,780,706

             (1) The Company has not paid any cash dividends since its inception


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a C.O.D. sale ,or payments prior to shipment sale or sale financed through third-party floor plan arrangements are that the boat has been completed and shipped to a customer, that title has passed to the customer, and that there is no direct commitment to repurchase the boat or to pay floor plan interest beyond the sales program terms. As described more fully below at "Business Environment", most of the Company's shipments to dealers were financed through floor plan arrangements with third-party lenders pursuant to which the Company is subject to repurchase boats repossessed by the third-party lenders if the dealer defaults under his credit arrangement. The Company has no repurchase liability for the balance of shipments. This is the method of sales recognition believed to be in use by most boat manufacturers.

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

      Depreciation expense was $2,294,254 for Fiscal 2002, $2,293,284 for Fiscal 2001, and $2,397,085 for Fiscal 2000. Depreciation expense by asset category was as follows:

                                    Fiscal        Fiscal        Fiscal
                                     2002          2001          2000

     Land  improvements         $   126,037   $   121,857   $   116,350

     Buildings                  $   294,921   $   294,354   $   290,825

     Molds  &  plugs            $ 1,350,466   $ 1,184,807   $ 1,178,138

     Machinery  &  Equipment    $   412,493   $   473,496   $   481,074

     Furniture  &  fixtures     $    53,809   $    57,663   $    57,677

     Transportation equipment   $    56,533   $   161,107   $   246,139

     Racing Equipment                   -0-   $       -0-   $    26,882
                                -----------   -----------   -----------
     Total                      $ 2,294,254   $ 2,293,284   $ 2,397,085
                                  ========       =======    ===========

Following is a schedule of the net fixed asset additions (deletions) during Fiscal 2002 and Fiscal 2001.

                                 Fiscal 2002         Fiscal 2001

     Buildings                   $       -0-         $   201,207
     Land  and  Improvements     $    36,214         $       -0-
     Molds   and   plugs         $ 2,099,710         $ 2,661,242
     Construction   in  Progress $  (729,182)        $   443,433
     Machinery   &  equipment    $   154,286         $    89,243
     Furniture  & fixtures       $     5,090         $       508
     Transportation equipment    $    35,490         $(1,729,438)
     Racing   equipment          $   (65,960)        $       -0-
                                 ------------        ------------
     Total                       $  1,535,648        $ 1,666,195
                                   =========           =========

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

      Major selling expenses for the past three fiscal years were as follows:

                          Fiscal  2002    Fiscal 2001    Fiscal 2000

 Fishing  &  racing        $ 1,011,007    $ 1,508,162    $ 2,424,918

 Advertising               $   775,524    $ 1,123,977    $ 1,456,592
 Salaries  &  commissions  $   599,337    $   705,249    $   788,108
 Boat  shows               $   634,767    $   568,806    $   563,536

 Dealer  incentives        $   684,311    $ 1,171,067    $ 1,421,703
 Other   selling  expenses $ 1,053,438    $   877,842    $   715,462
                           -----------    -----------    -----------
     Total                 $ 4,758,384    $ 5,955,103    $ 7,370,319
                             ========       ========       ========

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

Liquidity and Financial Resources.

For the year ended June 30, 2002 and 2001, the Company had negative working capital of $3,890,906 and $1,632,203, respectively. As mentioned in Note 16 to the Financial Statements the accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. The Company's operations will require significant increases in cash flows from operations or additional financing or capital to continue. In order to generate positive cash flows, the Company will need to return to profitability through increasing sales of their sporting and fishing boats and wide beam cruisers, reducing expenses and capital expenditures and successfully refinancing current liabilities to long-term obligations.

Management plans to improve cash flows from current operations by implementing an aggressive budget for Fiscal 2003 which they believe will result in significant improvement in sales and improved yield. The budget focuses the Company's resources on existing sales order backlogs for the new higher margin wide beam cruisers, reducing capital projects, and other capital expenditures, and improving their production processes. The Company is further seeking to obtain additional debt financing, which will enable the Company to reduce material cost by taking favorable cash discounts on material purchases.
With significant increase in sales and the costs reductions in direct labor and overhead, the Company believes they can generate sufficient cash flows to support operations for the upcoming year. If sales do not increase the Company believes they can obtain the necessary debt and if necessary equity financing..

Cash decreased to $329,640 at June 30, 2002 compared to $796,606 at June 30, 2001. The fiscal 2002 decrease in cash can be generally attributed to cash paid for the development of the new 34 and 48 foot wide beam cruisers and losses from operations due to a 30% decrease in sales volume resulting in a 19% decrease in sales dollars . This decrease in sales management believes is further attributable to effort by the Company to reduce aging dealer inventory and the poor economy.
The Company's principal source of liquidity for the year ended June 30, 2002 were the proceeds received from refinancing the credit agreement with General Electric Capital Corporation, the decrease in accounts receivable balances and cash.
The Company's liquidity needs are principally for financing of raw materials and work in process inventory, paying down current obligations, and meeting the current payments of long term obligations.






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

     Financing activities for Fiscal 2002 provided $3,088,955. During November 2001, the Company refinanced the 7.02% fixed $10,000,000 General Electric Capital Corporation credit agreement with a remaining balance of $6,655,656 . The new agreement with General Electric Capital Corporation involves $3,000,000 and $7,000,000 notes with a variable interest rate of prime plus 2% or 6.75% as of June 30, 2002. Combined monthly payments on these notes are approximately $128,005. The proceeds from the notes payable and long term debt contributed $3,955,644. Payments on long-term debt used $560,181, and payments of deferred loan costs were $306,508.

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

Item 8.  Financial Statements and Supplementary Data.


                       INDEPENDENT AUDITORS' REPORT



To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, cash flows and the Schedule of Valuation and Qualify Accounts for the years ended June 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2002 and 2001, and the consolidated results of their operations, their cash flows and the Schedule of Valuation and Qualify Accounts for the years ended June 30, 2002, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

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




PRITCHETT, SILER & HARDY, P.C.

July 26, 2002
Salt Lake City, Utah

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                    June 30,
                                           _________________________
                                                2002       2001
                                           ___________   ___________
CURRENT ASSETS:
  Cash & cash equivalents                  $   329,640     $ 796,606
  Accounts receivable, less allowance
   for doubtful accounts of $27,841
   for 2002 and 2001                         3,003,992     1,939,886
  Inventories                                3,090,451     4,555,969
  Prepaid expenses                             328,783       172,538
  Current tax assets                         1,132,181     1,469,937

                                           ___________   ___________
        Total Current Assets                 7,885,047     8,934,936

PROPERTY, PLANT AND EQUIPMENT, net          17,114,661    18,919,634

CASH SURRENDER VALUE OF LIFE INSURANCE       1,179,223       959,687

OTHER ASSETS                                   355,765       133,495
                                           ___________   ___________
                                           $26,534,696   $28,947,752
                                           ___________   ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt     $   919,182   $   722,661
  Current maturities of capital lease           15,674        13,989
  Accounts payable                           6,877,394     5,545,266
  Accounts payable-related party               147,234       137,463
  Accrued expenses                           1,193,672     1,006,459
  Dealer incentives                            921,707     2,030,126
  Customer deposits                            631,090       321,175
  Allowance for boat repurchases               200,000       200,000
  Warranty reserve                             870,000       590,000
                                           ___________   ___________
        Total Current Liabilities           11,775,953    10,567,139

LONG-TERM DEBT, less current maturities      9,791,949     6,580,299
CAPITAL LEASE, less current maturities          35,212        49,605
DEFERRED TAX LIABILITY                         962,880       759,577
COMMITMENTS AND CONTINGENCIES (See Note 9)           -             -
                                           ___________   ___________
        Total Liabilities                   22,565,994    17,956,620
                                           ___________   ___________
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   200,000,000 shares authorized,
   4,732,608 shares issued and
   outstanding                                  47,326        47,326
  Additional paid-in capital                10,343,935    10,303,640
  Retained earnings (deficit)               (6,280,679)      750,914
                                           ____________   __________
                                             4,110,582    11,101,880
Less: Treasury Stock, at cost,
        15,000 shares                         (110,748)     (110,748)
      Deferred compensation for
        stock options issued                   (31,132)            -
                                           ____________   __________
                                              3,968,702   10,991,132
                                           ____________   __________
                                           $ 26,534,696  $28,947,752
                                           ________________________

The accompanying notes are an integral part of these consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Year Ended June 30,
                                 _____________________________________
                                    2002         2001         2000
                                 ___________  ___________  ___________
NET SALES                        $37,546,692  $46,081,634  $57,532,461
COST OF SALES                     35,990,833   39,878,136   46,156,464
                                 ___________  ___________  ___________
  Gross Profit                     1,555,859    6,203,498   11,375,997
                                 ___________  ___________  ___________
EXPENSES:
  Selling expense                  4,758,384    5,955,103    7,370,319
  General and
    administrative                 2,035,613    2,691,826    3,260,571
  Impairment of long-lived assets  1,182,320            -            -
                                 ___________  ___________  ___________
      Total expenses               7,976,317    8,646,929   10,630,890
                                 ___________  ___________  ___________
OPERATING INCOME (LOSS)           (6,420,458)  (2,443,431)     745,107
                                 ___________  ___________  ___________
NON-OPERATING INCOME (EXPENSE):
  Other income                        21,512      118,503      106,239
  Interest expense                  (809,571)    (700,965)  (1,065,514)
  Gain (loss) on disposal
    of assets                              -      500,446     (12,846)
  Gain on insurance claims
    from hurricane                         -    1,107,819    1,065,725
                                 ___________  ___________  ___________
                                     788,059    1,025,803       93,604
                                 ___________  ___________  ___________
INCOME (LOSS) BEFORE INCOME TAXES (7,208,517)  (1,417,628)     838,711

CURRENT TAX EXPENSE (BENEFIT)       (717,983)    (108,590)           -

DEFERRED TAX EXPENSE (BENEFIT)       541,059     (409,512)     370,410
                                 ___________  ___________  ___________
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE EXTRAORDINARY
  ITEMS                           (7,031,593)    (899,526)     468,301
                                 ___________  ___________  ___________

GAIN ON SETTLEMENT OF LAWSUIT (net
  of $523,183 in income taxes)             -            -      790,041
                                 ___________  ___________  ___________

NET INCOME (LOSS)                $(7,031,593) $  (899,526)  $1,258,342
                                 ___________  ___________  ___________











                                [Continued]

                  FOUNTAIN POWERBOAT, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                                       Year Ended June 30,
                                 _____________________________________
                                     2002        2001         2000
                                 ___________  ___________  ___________
BASIC EARNINGS (LOSS) PER SHARE:

  Continuing operations          $    (1.49)  $     (.19)  $      .10
  Gain from lawsuit                       -            -          .17
                                 ___________  ___________  ___________
BASIC EARNINGS PER SHARE         $    (1.49)  $     (.19)  $      .27
                                 ___________  ___________  ___________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     4,732,608    4,732,608    4,732,608
                                 ___________  ___________  ___________

DILUTED EARNINGS PER SHARE:

  Continuing operations          $    (1.49)  $     (.19)  $      .10
  Gain from lawsuit                       -            -          .17
                                 ___________  ___________  ___________
DILUTED EARNINGS PER SHARE       $    (1.49)  $     (.19)  $      .27
                                 ___________  ___________  ___________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING              4,732,608    4,732,608    4,732,651
                                 ___________  ___________  ___________






















The accompanying notes are an integral part of these consolidated financial statements.

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FROM JUNE 30, 1999 THROUGH JUNE 30, 2002


                      Common Stock        Additional    Retained       Treasury Stock                       Total
                  _____________________     Paid-in     Earnings     ___________________     Deferred    Stockholders'
                    Shares     Amount       Capital     (Deficit)     Shares    Amount     Compensation     Equity
                  _________   _________   ___________   __________   _______   _________   ___________   ____________
BALANCE,
 June 30, 1999    4,732,608   $  47,326  $ 10,303,640  $   392,098    15,000  $ 110,748    $       -     $  10,632,316

Net income for
 the year ended
 June 30, 2000            -           -             -    1,258,342         -          -            -         1,258,342
                  _________   _________   ___________   __________   _______   _________   ___________   ____________
BALANCE,
 June 30, 2000    4,732,608   $  47,326  $ 10,303,640  $ 1,650,440    15,000  $ 110,748    $       -     $  11,890,658

Net loss for
 the year ended
 June 30, 2001            -           -             -     (899,526)        -          -            -          (899,526)
                  _________   _________   ___________   __________   _______   _________   ___________   ____________
BALANCE,
 June 30, 2001    4,732,608   $  47,326  $ 10,303,640  $   750,914    15,000  $ 110,748    $       -     $  10,991,132

Issuance of
options to
 purchase
 30,000 shares
 common stock
 at $1.45 to
 $1.67 per
 share for
 consulting
 services
 vesting
 through
 December 2004            -           -        40,295            -         -           -      (31,132)          9,163

Net loss for
 the year ended
June 30, 2002            -           -             -    (7,031,593)        -           -            -      (7,031,593)
                  _________   _________   ___________   __________   _______   _________   ___________   ____________
BALANCE,
 June 30, 2002    4,732,608   $  47,326  $ 10,343,935  $ 6,280,679    15,000   $ 110,748    $ (31,132)   $  3,968,702
                  _________   _________   ___________   __________   _______   _________   ___________   ____________

















   The accompanying notes are an integral part of these consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Year Ended June 30,
                                    ______________________________________
                                        2002          2001         2000
                                    ___________    _________    __________
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income (loss)                 $(7,031,593)   $(899,526)   $1,258,342
  Adjustments to reconcile
   net income (loss) to net
   cash provided (used) by
   operating activities:
    Non-cash expense                      9,162            -             -
    Amortization of deferred
      loan costs                         89,098            -             -
    Depreciation expense              2,294,254    2,293,284     2,397,085
    Impairment of long-lived
      assets                          1,182,320            -             -
    (Gain) loss on disposal
      of and equipment                        -     (500,446)       12,846
    Warranty reserve                    280,000            -             -
    (Increase) decrease in
      net tax asset                     541,059     (409,511)    1,020,970
    Change in assets and liabilities:
      (Increase) decrease
        in accounts receivable       (1,064,107)    (238,243)     (124,931)
      (Increase) decrease
        in inventories                1,395,518    3,324,167      (572,246)
      (Increase) decrease
        in prepaid expenses            (161,286)     402,077       186,871
      Increase in accounts payable    1,341,929      689,012     1,032,201
      Increase (decrease)
        in accrued expenses               2,654     (261,314)      273,542
      Increase (decrease) in
        dealer incentives              (923,885)    (113,935)   (1,129,940)
      Increase (decrease)
        in customer deposits            309,915         (864)     (365,520)
                                    ___________    _________    __________
       Net Cash Provided (Used)
        by Operating Activities      (1,734,962)   4,284,701     3,989,220
                                    ___________    _________    __________
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Proceeds from sale of equipment             -    1,750,720       555,232
  Investment in molds and
   related plugs                     (1,370,526)  (2,819,252)   (1,154,908)
  Purchase of property, plant
   and equipment                       (231,080)    (590,591)   (1,678,236)
  Increase in cash surrender
   value of life Insurance             (219,536)    (216,849)     (122,637)
  Decrease in other assets                  183            -             -
                                    ___________    _________    __________
       Net Cash (Used)
        by Investing Activities      (1,820,959)  (1,875,972)   (2,400,549)
                                    ___________    _________    __________
CASH FLOWS FROM
  FINANCING ACTIVITIES:
   Proceeds from notes payable
    and long-term debt                3,955,644      150,000       760,212
   Payments of long-term debt          (545,788)  (3,732,563)   (2,570,958)
   Payments on capital lease            (14,393)     (12,999)      (11,788)
   Payments of deferred loan cost      (306,508)           -             -
                                    ___________    _________    __________
       Net Cash Provided (Used)
        by Financing Activities       3,088,955   (3,595,562)   (1,822,534)
                                    ___________    _________    __________
Net increase (decrease) in
 cash & cash equivalents           $   (466,966) $(1,186,833)  $  (233,862)
Beginning cash & cash
 equivalents balance                    796,606    1,983,439     2,217,301
                                    ___________    _________    __________
Ending cash & cash
 equivalents balance               $    329,640  $   796,606   $ 1,983,439
                                    ___________    _________    __________





                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [CONTINUED]


                                            Year Ended June 30,
                                    ______________________________________
                                       2002          2001          2000
                                    ___________    _________    __________
Supplemental Disclosures
 of Cash Flow Information:
  Cash paid during the period for:
    Interest:
     Unrelated parties, net
      of amounts capitalized        $ 798,700     $ 709,585    $ 1,088,857

    Income taxes                    $  45,424     $  12,016    $         -


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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At June 30, 2002 and 2001, the Company had $630,491 and $229,640, respectively, in excess of federally insured amounts held in cash.

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

  The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the boat has been completed and shippeds to a dealer or to the Government, that title and all other incidents of ownership have passed to the dealer or to the Government (title passes at the point of shipment), and that there is no direct or indirect commitment to the dealer or to the Government to repurchase the boat or to pay floor plan interest for the dealer beyond the normal, published sales program terms.

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature  of  the  Business  and Significant  Accounting  Policies.
          [Continued]

  Recently Enacted Accounting Standards: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS
  No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets', SFAS No. 145, "Recission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections, and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" were recently issued SFAS No. 141, 142, 143, 144, 145 and 146 have no current applicability to the Company or their effect on the financial statements would not have been significant. During the year ended June 30, 2001 Emerging Issue Task Force 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued and adopted by the Company having no effect of the included financial statements. During the year ended June 30, 2002 Emerging Issue Task Force 01-9 "Accounting consideration given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" was issued requiring the Company beginning the first quarter of fiscal 2003 to reclassify dealer incentive interest paid to resellers from selling expense to net sales. If the Company had elected to adopt EITF 01-9, the Company's net sales and selling expense for the years ended June 30, 2002, 2001 and 2000 would be as follows:

                                               Year Ended June 30,
                                    ________________________________________
                                        2002           2001        2000
                                    ____________   ___________  _____________
     Net sales as reported          $ 37,546,692   $46,081,634  $ 57,532,461
     Less dealer incentive
       interest                         (596,111)     (953,600)   (1,164,561)
                                    ____________   ____________  ____________
     Net sales                        36,950,581    45,128,034    56,367,900
                                    ____________   ____________  ____________
    Selling expense as reported     $  4,758,384   $ 5,955,103  $  7,370,319
    Less dealer incentive interest      (596,111)     (953,600)   (1,164,561)
                                    ____________   ____________  ____________
    Selling expense                    4,162,273     5,001,503     6,205,758
                                    ____________   ____________  ____________

  Cash Surrender Value of life insurance policies: - At June 30, 2002, the Company owns five life insurance policies on Reginald M. Fountain, Jr., the Company's Chairman, President and Chief Executive Officer for a total of $5,381,070 in coverage and $1,126,132 cash value. At June 30, 2002 the Company has borrowed $925,712 against the policies (See
  Note 5).

Note 2.  Inventories.

  Inventories consist of the following:
                                                     June 30,
                                           ___________________________
                                                2002          2001
                                           ____________   ____________
               Parts and supplies            $2,071,709   $2,829,705
               Work-in-process                1,047,154    1,308,998
               Finished goods                   278,981      567,266
                                           ____________   ____________
                                              3,397,844    4,705,969
Reserve for obsolescence                       (307,393)    (150,000)
                                           ____________   ____________
                                             $3,090,451   $4,555,969
                                           ____________   ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Property, Plant, and Equipment.

  Property, plant, and equipment consists of the following:

                               Estimated          June 30,
                              Useful Lives __________________________
                                in Years        2002         2001
                                 ________  ____________  ____________
   Land  and related improvements  10-30   $  4,544,278  $  4,508,064
   Buildings and related
    improvements                   10-30      8,748,746     8,748,746
   Construction-in-progress         N/A         117,673       165,327
   Production molds and
    related plugs                   8-10     19,967,872    18,549,691
   Machinery and equipment          3-5       5,958,160     5,803,875
   Furniture and fixtures            5          771,133       766,043
   Transportation equipment          5          537,926       502,436
   Racing boats                     N/A         242,095       308,054
                                          _____________  ____________
                                           $ 40,887,883  $ 39,352,236
          Accumulated depreciation          (23,773,222)  (20,432,602)
                                          _____________  ____________
                                           $ 17,114,661  $ 18,919,634
                                          _____________  ____________
  All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $9,640,808 at June 30, 2002. Depreciation expense amounted to $2,294,254, $2,293,284, and $2,397,085, for the years ended June 30,
  2002, 2001 and 2000, respectively. During Fiscal 2002, the Company recorded a loss on impairment of $1,112,320 in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" on certain molds and racing boats to adjust the respective assets to their net realizable value.

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

Note 4.   Capital Lease.

  The Company is the lessee of equipment under a capital lease expiring in May 2004. The assets and liabilities under the capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. Equipment under capital lease obligation is as follows:

                                                 June 30,
                                     ______________________
                                         2002       2001
                                     __________  __________
     Equipment                         $ 83,067   $  83,067
     Less: Accumulated amortization    (47,071)    (30,458)
                                     __________  __________
                                       $ 35,996   $  52,609
                                     __________  __________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Capital Lease. [Continued]

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

    Year ending June 30,                        Lease Payments
            2003                                     $39,552
            2004                                      39,552
            2005                                      14,588
                                                   __________
      Total future minimum lease payments            $93,692
      Less: amounts representing maintenance and
        usage fee, interest and executory costs      (42,806)
                                                   __________
      Present value of the future minimum
        lease payments                                50,886
      Less: Lease current portion                    (15,674)
                                                   __________
      Capital lease obligations - long term        $  35,212
                                                   __________


Note 5.  Long-term Debt and Pledged Assets.
  The following is a summary of long-term debt:
                                                    June 30,
                                             _______________________
                                                2002         2001
                                             ___________  __________
     9.50% loan payable to a financial
      institution for the purchase of
      a vehicle, monthly payment of
      $1,765 through October 2003,
      secured by the vehicle purchased.           26,291    44,056
     9.99% loans payable to a financial
      institution for the purchase of
      vehicles, monthly payments
      totaling $1,383 through August
      2002, secured by the vehicles
      purchased.                                  44,337    56,365
     6.30% loan payable to a financial
      institution for the purchase of a
      vehicle, monthly payment of $771
      through December 2002,
      secured by the vehicle purchased.            4,435    13,203
     7.15% loan payable to a financial
      institution for the purchase
      of a vehicle, monthly payments of
      $1,055 through October 2002,
      secured by the vehicle purchased.            3,990    16,083
     8.25% loan payable to a financial
      institution for the purchase
      of a vehicle, monthly payments of
      $726 through October 2004, secured
      by the vehicle purchased.                   31,735         -
     7.50% loan payable to a financial
      institution for the purchase
      ofa vehicle, monthly payments of $371
      through December 2002, secured by
      the vehicle purchased.                      33,823         -
     7.93% to 8% loans payable borrowed
      against the cash surrender
      value of key-man life insurance
      policies during 1998, 2001, and
      2002, monthly payments of $25,004.         925,712    476,848
     $10,000,000 credit agreement with
      a financial Corporation
      (See Below).                             9,640,808  6,696,405
                                             ___________  __________
                                              10,711,131  7,302,960
 Less: Current maturities included in
       current liabilities:                    (919,182)   (722,661)
                                             ___________  __________
                                             $9,791,949   $6,580,299
                                             ___________  __________

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

  The estimated aggregate maturities required on long-term debt for each of the individual years at June 30, 2002 are as follows:

               2003                        $   919,182
               2004                            964,321
               2005                          1,031,733
               2006                          1,093,376
               2007                          4,951,543
            Thereafter                       1,750,976
                                           $10,711,131

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Common Stock, Stock Options, and Treasury Stock.  [Continued]

  During Fiscal 2002, the Company granted options to purchase 75,000 shares of common stock to employees with exercise prices ranging from $1.45 to $1.60 per share and vested through June, 2005. These shares expire five years from the date of vesting. As of June 30, 2002 none of the options have been exercised.

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Common Stock, Stock Options, and Treasury Stock. [Continued]

  A summary of the status of the options granted under the Company's stock option plans and other agreements at June 30, 2002, 2001 and 2000, and changes during the periods then ended is presented in the table below:


                   2002                   2001                2000
            ____________________    _________________   ___________________
                         Weighted             Weighted             Weighted
                         Average              Average              Average
                         Exercise             Exercise             Exercise
             Shares      Price      Shares    Price      Shares    Price
            ________   _________    _______   _______   ________   ________
Outstanding
 at
 beginning
 of period   551,000    $ 4.40      526,000    $ 4.61   546,000    $ 4.57
Granted      105,000      1.56       35,000      1.34    10,000      4.59
Exercised          -         -            -         -         -         -
Forfeited          -         -      (10,000)     4.59
Canceled           -         -            -         -   (30,000)     3.94
            ________   _________    _______   _______   ________   ________
Outstanding
 at end of
 period      656,000    $ 3.95      551,000    $ 4.40   526,000    $ 4.61
            ________   _________    _______   _______   ________   ________
Exercisable
 at end of
 period      568,500    $ 4.32      516,000    $ 4.61   521,000    $ 4.61
            ________   _________    _______   _______   ________   ________
Weighted
 average
 fair
 value of
 options
 granted     105,000    $ 1.22       35,000    $  .10    10,000    $  .28
            ________   _________    _______   _______   ________   ________

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

  A summary of the status of the options outstanding under the Company's stock option plans and other agreements at June 30, 2002 is presented below:

                      Options Outstanding             Options Exercisable
               __________________________________  ______________________

                            Weighted
  Range                     Average      Weighted                Weighted
    Of                      Remaining    Average                 Average
  Exercise        Number    Contractual  Exercise  Number        Exercise
  Prices       Outstanding  Life         Price     Exercisable   Price
  ___________   _________  ___________   ________  _________    _________
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

                                             Year Ended June 30,
                                    _______________________________________
                                        2002           2001        2000
                                    _____________  ___________  ___________

     Net Income (loss) As reported  $ (7,031,593)  $ (899,526)  $ 1,258,342
     Pro  forma                     $ (7,059,106)  $ (900,426)  $ 1,255,537

     Earnings (loss) per
       share As reported            $      (1.49)  $     (.19)  $       .27
     Pro forma                      $      (1.49)  $     (.19)  $       .27

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

  The components of federal income tax expense from continuing operations consist of the following:
                                              Year Ended June 30,
                                      _____________________________________
                                         2002         2001          2000
                                      __________   ___________   __________
     Current income tax expense:
          Federal                      $(717,983)   $(108,590)   $        -
          State                                -            -             -
                                      __________   ___________   __________
     Net current tax (benefit)         $(717,983)   $(108,590)   $        -
                                      __________   ___________   __________
     Deferred tax expense (benefit)
      resulted from:
          Excess of tax over financial
             accounting  depreciation  $ (14,929)   $ (81,110)   $  197,521
          Donations                       (2,374)      (1,008)        1,059
          Warranty reserves             (109,200)           -             -
          Reserve for obsolete
           inventory                     (61,383)           -       (11,700)
          Accrued vacation                 5,945       (2,184)       (8,652)
          Dealer incentive reserves      230,631       (9,410)       46,534
          Bad debt reserves                    -            -             -
          Accrued dealer incentive
           interest                        9,046       66,312       (34,000)
          Accrued executive
           compensation                    6,352       39,777       (31,069)
          Accrued dealer service
           incentives                    180,492     (120,708)      (17,751)
          Inventory adjustment
           -Sec.263A                     (32,048)     123,579        61,057
          Health insurance reserve        17,238      (12,168)      (50,310)
          Decrease in NOL
           carryforwards              (2,506,922)     (72,461)      453,148
          Alternative minimum tax
           credits                       218,232     (253,837)     (153,882)
          Investment tax credits               -      (86,294)      (81,545)
          Valuations allowance         2,599,979            -             -
                                      __________   ___________   __________
      Net deferred tax expense
       (benefit)                      $  541,059   $ (409,512)   $  370,410
                                      __________   ___________   __________

  Deferred  income  tax  expense results primarily from  the  reversal  of
  temporary   timing  differences  between  tax  and  financial  statement income.

       The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:
                                              Year Ended June 30,
                                     __________________________________
                                        2002        2001         2000
                                     ________     _________    ________
     Computed tax at the expected
       federal statutory rate          34.00%       34.00%      34.00%
     State income taxes, net of
       federal benefit                  5.00         5.00        5.00
     Valuations allowance             (36.07)           -           -
     Compensation from stock options       -            -           -
     (Increase) decrease in NOL
       carryforwards                       -        (1.45)       3.78
     Officer's life insurance              -          .11        1.03
     Net effect of alternative
       minimum taxes                    (.07)           -           -
     Other                              (.41)       (1.11)       1.04
                                     ________     _________    ________
     Effective income tax rates         2.45%       36.55%      44.85%
                                     ________     _________    ________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

     The temporary differences gave rise to the following deferred tax asset (liability):

                                                    June 30,
                                           __________________________
                                                2002       2001
                                           ____________  ____________
     Excess of tax over financial
       accounting depreciation             $(1,168,222)  $ (1,183,152)
     Warranty reserve                           339,300       230,100
     Obsolete inventory reserve                 119,883        58,500
     Accrued vacations                           59,122        65,067
     Allowance for boat repurchases              78,000        78,000
     Dealer incentive reserves                   97,944       328,575
     Bad debt reserve                            10,858        10,858
     Accrued Dealer incentive interest           57,832        66,878
     Inventory adjustments - Sec. 253A          117,516        85,468
     State NOL carryforwards                    468,447        82,366
     Federal NOL carryforwards                2,131,532        10,690
     Alternative minimum tax credits            119,049       337,281
     Accrued executive compensation               9,750        16,102
     Donations carryforwards                      3,382         1,008
     Accrued dealer service incentives          193,354       373,846
     Health insurance reserve                    45,240        62,478
     Investment tax credits                      86,294        86,294

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.  Export Sales.

  The Company had export sales of $1,500,145 for Fiscal 2002, $2,889,828 for Fiscal 2001, and $1,755,412 for Fiscal 2000. Export sales were to customers in the following geographic areas:

                                     Year Ended June 30,
                            _____________________________________
                                 2002        2001         2000
                            ___________  ___________  ___________
 Canada,   Central   and
   South  America           $ 1,500,145  $ 2,509,638  $ 1,485,615
 Middle East, and Europe              -      380,190      269,797
                            ___________  ___________  ___________
                            $ 1,500,145  $ 2,889,828  $ 1,755,412
                            ___________  ___________  ___________

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. - Earnings Per Share.

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended June 30, 2002, 2001 and 2000:
                                        2002         2001         2000
                                   ____________  ____________  _________
  Income (loss) from continuing
   operations available to
   common stockholders             $(7,031,593)  $  (899,526)  $ 468,301
                                   ____________  ____________  _________
  Gain on Settlement of a lawsuit  $         -   $         -   $ 790,041
                                   ____________  ____________  _________
  Weighted average number of
   common shares outstanding
   used in basic earnings
   (loss) per share                  4,732,608     4,732,608   4,732,608

  Effect of dilutive stock options           -             -          43

  Weighted number of common
   shares and potential dilutive
   common shares outstanding used
   in dilutive earnings (loss)
   per share                         4,732,608     4,732,608   4,732,651
                                   ____________  ____________  _________

  The Company had at June 30, 2002 options to purchase 656,000 shares of common stock at prices ranging from $1.34 to $5.00 per share that were not included in the computation of loss per share because their effect was anti-dilutive.

Note 15. Extraordinary Item / Gain on Settlement of Lawsuit

  During April 2000, the Company recognized an extraordinary gain of $790,041 net of income taxes of $523,183 from the settlement of a class action lawsuit alleging antitrust violations against a vender of the Company who is in the sterndrive and inboard engine business.

Note 16. Going Concern

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. As shown in the financial statements for the year ended June 30, 2002 and 2001, the Company incurred net losses of $7,031,593 and $899,526, respectively and had negative working capital of $3,890,906 and $1,632,203, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  The Company's operations will require significant increases in cash flows from operations or additional financing or capital to continue. In order to generate positive cash flows, the Company will need to return to profitability through increasing sales of their sporting and fishing boats and wide beam cruisers, reducing expenses and capital expenditures and successfully refinancing current liabilities to long-term obligations.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Going Concern [Continued]

  Management plans to improve cash flows from current operations by implementing an aggressive budget for Fiscal 2003 which they believe will result in significant improvement in sales and improved yield. The budget focuses the Company's resources on existing sales order backlogs for the new higher margin wide beam cruisers, reducing capital projects, and other capital expenditures, and improving their
  production  processes.   The  Company  is  further  seeking  to   obtain
  additional debt financing, which will enable the Company to reduce material cost by taking favorable cash discounts on material purchases.

The statements in the above paragraphs regarding the Company's plans, intentions and beliefs, and the expected results of its budgetary and other actions, are "forward-looking" statements and are subject to risks and uncertainties and should be read considering the cautionary statement for purposes of "Safe Harbor" under the Private Securities Reform Act of 1995. Various factors could affect the Company's ability to successfully implement its plans or actions or could cause the actual outcome or results of the Company's plans and actions to differ materially from those that the statements indicate or imply that the Company believes or expects to occur. Examples of those factors include: sales falls significantly short of forecast, production efficiency improvements are not accomplished, and company does not obtain additional debt funding.


Note 17 - Fourth Quarter Adjustments.

  During the fourth quarter ended June 30, 2002, the Company recorded a loss on impairment of $1,112,320 on certain molds that the Company does not have current plans of producing and a racing boat. The impairment loss was recorded to adjust these assets to their net realizable value based on management's estimated of future cash flows from these assets in accordance with SFAS No. 121, "Accounting for impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".
  During the fourth quarter ended June 30, 2002, the Company also increased the allowance for future warranty claims by $280,000 based on estimated future warranty claims and the extension of the Company's warranty period.

Note 18 - Segment Reporting.

  The Company's net sales resulted from the following product segments for the years ended June 30, 2002, 2001 and 2000:

                                    2002          2001         2000
                              _____________  ____________  ____________
  Sports boats                $  21,550,912  $ 31,027,308  $ 45,240,772
  Wide Beam Cruiser               5,478,777     1,729,858             -
  Fish boats                      3,235,519     7,425,654     9,333,346
  Wide Beam Fish                  5,495,665     2,726,043             -

  Non-Boat Sales including
  (Service, Parts, Trucking,
   Sportswear)                    1,785,819     3,172,770     2,958,343
                              _____________  ____________  ____________
  Net Sales                   $  37,546,692  $ 46,081,634  $ 57,532,461
                              _____________  ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   SCHEDULES TO THE FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Fiscal 2002                       Balance    Charge                  Balance
Valuation and Qualifying          June 30,   to Expense  Payments/   June 30,
Account  Description               2001     Adjustments  Deductions  2002
___________________________      _________  ___________  __________  __________
Allowance for Doubtful accounts     27,841            -           -      27,841
Inventory Valuation Reserve        150,000      157,393           -     307,393
Deferred Tax Valuation Allowance         -    2,599,979           -   2,599,979
Warranty Expense                   590,000    2,216,600   1,936,600     870,000
Allowance for Boat Repurchases     200,000            -           -     200,000

Fiscal 2001                       Balance     Charge                 Balance
Valuation and Qualifying          June 30,   to Expense   Payments/  June 30,
Account  Description               2000     Adjustments  Deductions  2001
___________________________      _________  ___________  __________  __________
Allowance for Doubtful accounts     27,841            -           -      27,841
Inventory Valuation Reserve        150,000            -           -     150,000
Warranty Expense                   590,000    1,380,800   1,380,800     590,000
Allowance for Boat Repurchases     200,000            -           -     200,000

Fiscal 2000                       Balance     Charge                 Balance
Valuation and Qualifying          June 30,   to Expense   Payments/  June 30,
Account  Description               1999     Adjustments  Deductions  2000
___________________________      _________  ___________  __________  __________
Allowance for Doubtful accounts     27,841            -           -      27,841
Inventory Valuation Reserve        120,000       30,000           -     150,000
Warranty Expense                   590,000      869,979     869,979     590,000
Allowance for Boat Repurchases     200,000            -           -     200,000



FOUNTAIN POWERBOATS INDUSTIRES, INC.
SUPPLEMENTARY DATA
UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

                                First      Second        Third       Fourth
                               Quarter     Quarter       Quarter     Quarter

Fiscal 2002
Revenue *                     8,450,793   6,553,076    10,811,769  11,731,055
Gross profit                    687,486     (595,201)   2,220,809    (757,234)
Income (loss) before taxes     (814,875)  (2,315,742)    (280,534) (3,797,366)
Net income (loss)              (506,643)  (1,417,651)    (189,152) (4,918,147)
Net income (loss) per share:
  Basic                            (.11)        (.30)        (.04)      (1.04)
  Diluted                           N/A          N/A          N/A         N/A

Fiscal 2001
Revenue *                    13,686,344    8,838,621    9,966,147   13,590,523
Gross profit                  1,895,127    1,022,082    2,006,044    1,270,246
Income (loss) before taxes     (771,343)     258,147       54,020    (958,451)
Net loss                       (490,724)     156,363      (10,629)   (554,535)
Net loss per share
  Basic                            (.10)         .03         (.00)       (.12)
  Diluted                           N/A          .03          N/A          N/A

Fiscal 2000
    Revenue*                 10,795,168   15,384,022   14,306,940   17,046,331
Gross profit                  2,035,227    3,170,859    2,517,676    3,497,822
Income (loss) before taxes     (654,061)     707,516      728,072       57,184
Net Income (loss) before
  Extraordinary item           (369,768)     381,413      558,193    (101,547)
Extraordinary Income                  -            -            -      790,041
Net income (loss)              (369,768)     381,413      558,193      688,494
Net income (loss) per share
  Before extraordinary item:
  Basic                           (.08)          .08          .12        (.02)
  Diluted                          N/A           .08          .12         N/A
Net income (loss) per share:
  Basic                           (.08)          .08          .12         .15
  Diluted                          N/A           .08          .12         .15



* During June 30, 2002 the Company adopted Emerging Issue Task Force 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", as amended by Emerging Issue Task Force 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", requiring the Company to reclassify dealer incentive interest paid to resellers from selling expense to net revenues.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC.

By:  /S
March 18, 2003
Reginald M. Fountain, Jr.
Chairman, President, and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S
March 18, 2003
Reginald M. Fountain, Jr.
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)


/S
March 18, 2003
George L. Deichmann, III
Director


/S
March 18, 2003
Guy L. Hecker, Jr.
Director


/S
March 18, 2003
Myles Cartrette
Director



/S
March 18, 2003
Mark L. Spencer
Director


/S
March 18, 2003
David L. Woods
Director


/S
March 18, 2003
Irving L. Smith
Chief Financial Officer



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

  March 18, 2003              /s
                              ____________________________________
                              Reginald M. Fountain, Jr.
                              President and Chief Executive Officer


  I, Irving L. Smith, certify that:

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

  March 18, 2003              /s
                              ____________________________________
                              Irving L. Smith
                              Chief Financial Officer


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

Date:  March 18, 2003              /s
                                   _______________________
                                   Reginald M. Fountain, Jr.
                                   President and Chief Executive Officer



Date:  March 18, 2003              /s
                                   _______________________
                                   Irving L. Smith
                                   Chief Financial Officer



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