Form 10-Q/A
period 2002-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2003-04-04
CIK 764858

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

            Class                  Outstanding at October 15, 2002
 ____________________________      _______________________________

 Common Stock, $.01 par value            4,745,108 shares

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                                   INDEX

                                                                       Page No.

Part I   Financial Information

         Unaudited Condensed Consolidated Balance Sheets,
          September 30, 2002 and June 30, 2002                           1 - 2

         Unaudited Condensed Consolidated Statements of Operations,
          for the three months ended September 30, 2002 and 2001           3

         Unaudited Condensed Consolidated Statements of Cash Flows,
          for the three months ended September 30, 2002 and 2001         4 - 5

         Notes to Unaudited Condensed Consolidated Financial Statements  6 - 10

         Management's Discussion and Analysis of Results
          of Operations and Financial Condition                         11 - 12

Part II  Other Information

         Item 2,4,6                                                       13

         Signatures                                                       14

         Management Certification                                       15 - 17

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS





                                                  September 30,     June 30,
                                                      2002            2002
                                                 ______________  ______________
CURRENT ASSETS:
  Cash and cash equivalents                      $     730,491   $     329,640
  Accounts receivable, net                           1,489,949       3,003,992
  Inventories                                        3,615,862       3,090,451
  Prepaid expenses                                     314,300         328,783
  Current tax assets                                 1,064,538       1,132,181
                                                 ______________  ______________
     Total Current Assets                            7,215,140       7,885,047
                                                 ______________  ______________

PROPERTY, PLANT AND EQUIPMENT                       40,694,752      40,887,882

  Less: Accumulated depreciation                   (23,937,570)    (23,773,221)
                                                 ______________  ______________
                                                    16,757,182      17,114,661
                                                 ______________  ______________

CASH SURRENDER VALUE LIFE INSURANCE                  1,182,223       1,179,223

OTHER ASSETS                                           340,315         355,765
                                                 ______________  ______________
     Total Assets                                $  25,494,860   $  26,534,696
                                                 ______________  ______________






















                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                [Continued]


                                                  September 30,     June 30,
                                                      2002            2002
                                                 ______________  ______________
CURRENT LIABILITIES:
  Current maturities of long-term debt           $     907,320   $     919,182
  Current maturities of capital lease                   16,065          15,674
  Accounts payable                                   6,383,439       6,877,394
  Accounts payable - related party                     137,706         147,234
  Accrued expenses                                   1,097,990       1,193,672
  Dealer incentives                                    795,371         921,707
  Customer deposits                                    272,445         631,090
  Allowance for boat repurchases                       200,000         200,000
  Warranty reserve                                     870,000         870,000
                                                 ______________  ______________
     Total Current Liabilities                      10,680,336      11,775,953

LONG-TERM DEBT, less current maturities              9,569,980       9,791,949

CAPITAL LEASE, less current maturities                  31,054          35,212

DEFERRED TAX LIABILITY                               1,054,328         962,880

COMMITMENTS AND CONTINGENCIES [NOTE 5]                       -               -
                                                 ______________  ______________
     Total Liabilities                              21,335,698      22,565,994
                                                 ______________  ______________

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 200,000,000
   shares authorized, 4,745,108 and 4,732,608
   shares issued and outstanding, respectively          47,451          47,326
  Additional paid-in capital                        10,360,610      10,343,935
  Accumulated earnings                              (6,111,435)     (6,280,679)
                                                 ______________  ______________
                                                     4,296,626       4,110,582
  Less: Treasury stock, at cost, 15,000 shares        (110,748)       (110,748)
  Deferred compensation for stock options issued       (26,716)        (31,132)
                                                 ______________  ______________
     Total Stockholders' Equity                      4,159,162       3,968,702
                                                 ______________  ______________
     Total Liabilities and Stockholders' Equity  $  25,494,860   $  26,534,696
                                                 ______________  ______________




 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   For the Three Months Ended
                                                         September 30,
                                                   __________________________
                                                       2002          2001
                                                   ____________  ____________
NET SALES                                          $ 12,002,119  $  8,238,779

COST OF SALES                                        10,096,168     7,763,307
                                                   ____________  ____________
  Gross Profit                                        1,905,951       475,472
                                                   ____________  ____________
EXPENSES:
  Selling expense                                       832,978       644,920
  Selling - related  parties                                  -        15,000
      General and administrative                        467,013       487,725
                                                   ____________  ____________
     Total expenses                                   1,299,991     1,147,645
                                                   ____________  ____________
OPERATING INCOME (LOSS)                                 605,960      (672,173)
                                                   ____________  ____________
NON-OPERATING INCOME (EXPENSE):
  Other income (expense)                                 28,576        10,387
  Interest expense                                     (306,201)     (153,089)
                                                   ____________  ____________
     Total non-operating income (expense)              (277,625)     (142,702)
                                                   ____________  ____________
INCOME (LOSS) BEFORE INCOME TAXES                       328,335      (814,875)

CURRENT TAX EXPENSE                                           -             -
DEFERRED TAX EXPENSE (BENEFIT)                          159,091      (308,232)
                                                   ____________  ____________

NET INCOME (LOSS)                                  $    169,244  $   (506,643)
                                                   ____________  ____________

BASIC EARNINGS (LOSS) PER SHARE                    $        .04  $       (.11)
                                                   ____________  ____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                         4,732,608     4,732,608
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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Three Months Ended
                                                           September 30,
                                                     __________________________
                                                         2002          2001
                                                     ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $    169,244  $   (506,643)
                                                     ____________  ____________
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation expense                                 528,770       569,226
     Net deferred taxes                                   159,091      (308,232)
     Gain on sale of assets                                29,114             -
     Amortization of deferred loan cost                    15,450             -
     Non - cash expense                                     4,416             -
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable       1,514,043     1,181,807
       (Increase) decrease in inventories                (525,410)       47,639
       (Increase) decrease in prepaid expenses             14,483      (110,225)
       Increase (decrease) in accounts payable           (503,483)     (363,899)
       Increase (decrease) in accrued expenses            (95,683)      (90,175)
       Increase (decrease) in dealer incentives          (126,336)     (547,754)
       Increase (decrease) in customer deposits          (358,645)     (152,000)
                                                     ____________  ____________
        Net Cash Provided (Used) by
          Operating Activities                            825,054      (280,256)
                                                     ____________  ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property, plant, and equipment           (310,405)     (441,790)
  Proceeds from sale of property plant and equipment      110,000             -
  (Increase) in other assets                               (3,000)      (55,698)
                                                     ____________  ____________
        Net Cash Provided (Used) by Investing
          Activities                                     (203,405)     (497,488)
                                                     ____________  ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                  -       492,329
  Payments of long-term debt                             (237,598)     (183,897)
  Increase in stockholders' equity                         16,800             -
                                                     ____________  ____________
        Net Cash Provided (Used) by Financing
          Activities                                     (220,798)      308,432
                                                     ____________  ____________
Net increase (decrease) in cash and cash equivalents      400,851      (469,312)

Cash and cash equivalents at beginning of year            329,640       796,606
                                                     ____________  ____________
Cash and cash equivalents at end of period           $    730,491  $    327,294
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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At September 30, 2002 and June 30, 2002, the Company had $630,491 and $229,640,
  respectively, in excess of federally insured amounts held in cash.

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

NOTE 3 - INVENTORIES

  Inventory is carried at the lower of cost or market with cost being determined on a first in first out method and consisted of the following at September 30, 2002 and June 30, 2002:


                                                  September 30,     June 30,
                                                      2002            2002
                                                 ______________  ______________
         Parts and supplies                      $   2,058,272   $   2,071,709
         Work-in-process                             1,555,704       1,047,154
         Finished goods                                177,279         278,981
         Obsolete inventory reserve                   (175,393)       (307,393)
                                                 ______________  ______________
              Total                              $   3,615,862   $   3,090,451
                                                 ______________  ______________

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

  For the three month period ended September 30, 2002 and 2001, the Company paid $0 and $9,785 for current income taxes and incurred a tax expense/(benefit) for deferred income taxes of $159,091 and ($308,232), respectively.

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

NOTE 9 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. As shown in the financial statements at September 30, 2002 and June 30, 2002 the Company had negative working capital of $3,465,196 and $3,890,906, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOING CONCERN [Continued]

  Management plans to improve cash flows from current operations by maintaining an aggressive budget for fiscal 2003 which they believe has resulted in some improvements in the current quarter and will result in continual improvement in sales and improved yield in the remaining quarters of fisical 2003. The budget has focused the Company's resources on existing sales order backlogs for the new higher margin wide beam cruisers and has executed plans and actions that reduce expenses through direct labor and overhead cost cuts, and has implemented significant reductions to selling and general and administrative expenses. The Company is further seeking to obtain additional debt financing, which will enable the Company to reduce material cost by taking favorable cash discounts on material purchases.

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

NOTE 10 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

  The financial statements for the quarter ended September 30, 2002, have been restated to accrue $57,309 in previously forgone management compensation net of the income tax benefit of $22,350.

                                                   September 30,
                                                       2002
                                                   ____________
  Net income as previously reported                $    204,202
  Effect of adjustments                            $    (34,958)
                                                   ____________
  Restated Net Income                              $    169,244
                                                   ____________

  Earnings per common share as previously reported $        .04
  Effect of adjustments                            $       (.01)
                                                   ____________
  Restated Earnings per common share               $        .03
                                                   ____________

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations.
Net sales were $12,002,119 for the first quarter ended September 30, 2002, an increase of over 45% from the same period last year which had net sales of $8,238,779. Unit sales volume for three months ended September 30, 2002 was 85 boats versus 59 boats for the three months ended September 30, 2001. Unit sales volume increase was the result of an aggressive marketing campaign to increase sport boat sales and sales of the new models, 34' wide-beam fish boat and 48' wide-beam cruiser.

Gross margin on sales for the three months ended September 30, 2002 was $1,905,951 or 15.9% compared to $475,472 or 5.8% gross margin for the same period of the previous year. Margins improved as a result of increased sales volume, effectively allocating the fixed cost over more units. The Company's sales model mix included more sport boats over previous periods, and cost savings in factory overhead from reduced salaries and insurance costs.

The operating income for the quarter ended September 30, 2002 was $605,961 or $.12 per share compared to an operating loss for the first quarter ended September 30, 2001 of ($672,173) or ($.14) per share. The operating income as a percent of sales for the three months ended September 30, 2002 was 5.05% versus (8.16%) for the three months ended September 30, 2001. Net earnings for the three months ended September 30, 2002 were $169,244 or $.04 per share up from a net loss of ($506,643) or ($.11) per share for the three months ended September 30, 2001.

Selling  expenses were $832,978 for the three months ended  September  30,
2002 as compared to $659,920 for the three months ended September 30, 2001. Selling expenses increased due to higher sales salaries, commissions, and consulting fees resulting from the improvement in sales between the years. Race expenses and advertising also rose from the prior year as the Company promoted their new products and their improved pricing structure.
General and administrative expenses were $467,013 or 3.9% of net sales for the three months ended September 30, 2002 compared to $487,727 or 5.9% of net sales for the three months ended September 30, 2001. Decrease in expenses resulted from a decrease in the executive salaries with the resignation of the Company's Executive Vice President and Chief Operating Officer for medical reasons. Other cost savings were improvements in legal expenses and depreciation.

Interest expense for the three months ended September 30, 2002 was $306,201 and compared to $153,089 for the three months ended September 30, 2001 as a result of the Company refinancing the credit agreement with G.E. Capital Corportation during November of 2001 and borrowing an additional
3.6 million.

Other non-operating income/(expense) for the three months September 30, 2002 was $28,576 compared to $10,387 for the three months ended September 30, 2001.

Liquidity and Capital Resources.
As of September 30, 2002, the Company had a working capital deficit of $3,465,196 a improvement of $425,710 over the $3,890,906 working capital deficit at June 30, 2002, As mentioned in Note 9 to the Unaudited Financial Statements the accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. The Company's operations will require continued increases in cash flows from operations or additional financing or capital to continue.

Cash increased to $730,491 at September 30, 2002 compared to the $329,640 at June 30, 2002 the increase in cash can be generally attributed to the $825,054 generated from operating activities less $203,405 used by investing primarily attributed to additional capital expenditures and $237,598 used by financing activities to pay current long-term debt obligations offset against proceeds received to exercise stock options. Cashflows from operations for the quarter ended September 30, 2002 was $825,054 an increase of $1,105,310 over the $280,256 of cash used in operations for the quarter ended September 30, 2001. This change is primarily attributable to the increase in sales resulting in a return to profitability and elimination of certain dealer incentive programs.
The Company's principal sources of liquidity for the quarter ended September 30, 2002 includes significant decreases in accounts receivable due to the timing of collections from third party dealer financiers and a 45% increase in sales over the same quarter in the previous year.

The Company's liquidity needs are principally for financing of raw materials and work in process inventory as a result of increase sales, paying down certain vendors to more current terms, and meeting the current payments of long term obligations.

For the next fiscal quarter and for the remainder of the year ending June 30, 2003 the Company believes that it will continue to improve upon prior years operating results. Management has developed a plan that budgets expenses and clearly outlines certain sales goals and expectations for the remainder of the fiscal year. After surpassing this plan in the first quarter of Fiscal 2003, management anticipates that continued operations under this plan will result in a profitable and successful year. Management believes they can generate sufficient cash flows from operations to meet current critical liquidity demands. The Company is further seeking to obtain additional debt financing, which will enable the Company to satisfy all current obligations while reducing material cost by taking favorable cash discounts on material purchases.

The statements in the above paragraphs regarding the Company's plans, intentions and beliefs, and the expected results of its budgetary and other actions, are "forward-looking" statements and are subject to risks and uncertainties. As should be read considering the cautionary statement for purposes of "Safe Harbor" under the Private Securities Reform Act of 1995. Various factors could affect the Company's ability to successfully implement its plans or actions or could cause the actual outcome or results of the Company's plans and actions to differ materially from those that the statements indicate or imply that the Company believes or expects to occur. Examples of those factors include: sales falls significantly short of forecast, production efficiency improvements are not accomplished, and company does not obtain additional debt funding.


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

ITEM 4:   Controls and Procedures

      Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could
significantly   affect  these controls subsequent to  the  date  of  their evaluation.


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



                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
                    ___________________________________
                               (Registrant)






By:    /s/ Irving Smith                     Date:    March 18, 2003
     _______________________________               __________________
         Chief Financial Officer

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


Date:    March 18, 2003              /s/ Reginald M. Foutain, Jr.
       __________________          _____________________________________
                                   Reginald M. Fountain, Jr.
                                   President and Chief Executive Officer

                               CERTIFICATION

     I, Irving L. Smith, certify that:

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


Date:    March 18, 2003              /s/ Irving L. Smith
       __________________          _____________________________________
                                   Irving L. Smith
                                   Chief Financial Officer

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


Date:    March 18, 2003              /s/ Reginald M. Foutain, Jr.
                                   _____________________________________
                                   Reginald M. Fountain, Jr.
                                   President and Chief Executive Officer



Date:    March 18, 2003              /s/ Irving L. Smith
                                   _____________________________________
                                   Irving L. Smith
                                   Chief Financial Officer