Form 10-Q/A
period 2002-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2003-04-04
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                 FORM 10-Q/A

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

             Class                  Outstanding at December 31, 2002
  ____________________________      ________________________________

  Common Stock, $.01 par value             4,745,108 shares

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                                   INDEX

                                                                       Page No.

Part I   Financial Information

         Unaudited Condensed Consolidated Balance Sheets,
          December 31, 2002 and June 30, 2002                            1 - 2

         Unaudited Condensed Consolidated Statements of Operations,
          for the three and six months ended December 31, 2002 and 2001    3

         Unaudited Condensed Consolidated Statements of Cash Flows,
          for the six months ended December 31, 2002 and 2001            4 - 5

         Notes to Unaudited Condensed Consolidated Financial Statements  6 - 9

         Management's Discussion and Analysis of Results
          of Operations and Financial Condition                         10 - 12

Part II  Other Information

         Item 2, 4, & 6                                                   12

         Signatures                                                       13

         Management Certification                                       14 - 16

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS





                                                  December 31,      June 30,
                                                      2002            2002
                                                 ______________  ______________
CURRENT ASSETS:
  Cash and cash equivalents                      $   1,176,384   $     329,640
  Accounts receivable, net                             710,595       3,003,992
  Inventories                                        3,567,563       3,090,451
  Prepaid expenses                                     566,872         328,783
  Current tax assets                                   931,345       1,132,181
                                                 ______________  ______________
     Total Current Assets                            6,952,759       7,885,047
                                                 ______________  ______________
PROPERTY, PLANT AND EQUIPMENT                       41,199,870      40,887,882

  Less:  Accumulated depreciation                  (24,459,738)    (23,773,221)
                                                 ______________  ______________
                                                    16,740,132      17,114,661
                                                 ______________  ______________

CASH SURRENDER VALUE LIFE INSURANCE                  1,280,047       1,179,223

OTHER ASSETS                                           324,864         355,765
                                                 ______________  ______________
     Total Assets                                $  25,297,802   $  26,534,696
                                                 ______________  ______________






















                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                [Continued]


                                                  December 31,      June 30,
                                                      2002            2002
                                                 ______________  ______________
CURRENT LIABILITIES:
  Current maturities - long-term debt            $     900,610   $     919,182
  Current maturities - capital lease                    16,462          15,674
  Accounts payable                                   6,367,018       6,877,394
  Accounts payable - related party                     142,895         147,234
  Accrued expenses                                     948,100       1,193,672
  Dealer incentives                                    431,770         921,707
  Customer deposits                                    249,985         631,090
  Allowance for boat repurchases                       200,000         200,000
  Warranty Reserve                                     870,000         870,000
                                                 ______________  ______________
     Total Current Liabilities                      10,126,840      11,775,953

LONG-TERM DEBT, less current maturities              9,415,718       9,791,949
CAPITAL LEASE, less current maturities                  26,785          35,212
DEFERRED TAX LIABILITY                               1,082,409         962,880

COMMITMENTS AND CONTINGENCIES [NOTE 5]                       -               -
                                                 ______________  ______________
     Total Liabilities                              20,651,752      22,565,994
                                                 ______________  ______________



STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 200,000,000
    shares authorized, 4,745,108  and 4,732,608
    shares issued and outstanding, respectively         47,451          47,326
  Additional paid-in capital                        10,343,936      10,343,935
  Accumulated earnings                              (5,628,977)     (6,280,679)
                                                 ______________  ______________
                                                     4,762,410       4,110,582
Less: Treasury stock, at cost, 15,000 shares          (110,748)       (110,748)
  Deferred compensation for stock options issued        (5,612)        (31,132)
                                                 ______________  ______________
     Total Stockholders' Equity                      4,646,056       3,968,702
                                                 ______________  ______________
     Total Liabilities and Stockholders' Equity  $  25,297,802   $  26,534,696
                                                 ______________  ______________




 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                         For The Three Months Ended   For The Six Months Ended
                                December 31,                December 31,
                         __________________________  __________________________
                             2002          2001          2002          2001
                         ____________  ____________  ____________  ____________

NET SALES                $ 12,941,227  $  6,553,076  $ 25,016,213  $ 14,930,387

COST OF SALES              10,570,853     7,256,987    20,739,887    15,146,984
                         ____________  ____________  ____________  ____________

Gross Profit                2,370,374      (595,201)    4,276,326      (216,597)

EXPENSES
Selling Expense             1,082,315       987,379     1,915,293     1,550,432
Selling Expense -
  related parties                   -             -             -             -
General & Administrative      431,241       475,781       898,254       963,506
                         ____________  ____________  ____________  ____________

     Total Expenses         1,513,556     1,463,160     2,813,547     2,513,938
                         ____________  ____________  ____________  ____________


OPERATING INCOME (LOSS)       856,818    (2,058,361)    1,462,779    (2,730,535)

NON-OPERATING INCOME
(EXPENSE)
Other Income                    1,389         5,135        29,965         4,283
Interest Expense             (214,475)     (262,516)     (520,676)     (404,365)
                         ____________  ____________  ____________  ____________

INCOME (LOSS) BEFORE TAX      643,732    (2,315,742)      972,068    (3,130,617)

CURRENT TAX EXPENSE                 -             -             -             -

DEFERRED TAXES (BENEFIT)      161,273      (898,091)      320,364    (1,206,323)
                         ____________  ____________  ____________  ____________

NET INCOME (LOSS)             482,459    (1,417,651)      651,704    (1,924,293)

EARNINGS (LOSS) PER SHARE         .10          (.30)          .14          (.41)
                         ____________  ____________  ____________  ____________
WEIGHTED AVERAGE
SHARES OUTSTANDING          4,745,108     4,732,608     4,745,108     4,732,608
                         ____________  ____________  ____________  ____________

DILUTED EARNINGS PER
SHARE                             .10           N/A           .14           N/A
                         ____________  ____________  ____________  ____________
DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING
ASSUMING DILUTION           4,825,399           N/A     4,803,886           N/A
                         ____________  ____________  ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                                      For the Six Months Ended
                                                            December 31,
                                                     __________________________
                                                         2002          2001
                                                     ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $    651,704  $ (1,924,293)
                                                     ____________  ____________
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation expense                               1,028,308     1,126,268
     Net deferred taxes                                   320,365    (1,206,323)
     Gain on sale of fixed asset                           29,613             -
     Amortization of deferred loan cost                    30,900      (500,446)
     Non-cash expense                                       8,846             -
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable       2,293,396     1,370,303
       (Increase) decrease in inventories                (477,112)      546,938
       (Increase) decrease in prepaid expenses           (238,089)     (201,275)
       Increase (decrease) in accounts payable           (514,714)   (1,486,903)
       Increase (decrease) in accrued expenses           (245,572)     (111,216)
       Increase (decrease) in dealer incentives          (489,937)   (1,175,510)
       Increase (decrease) in customer deposits          (381,106)      149,371
                                                     ____________  ____________
        Net Cash Provided (Used) by
          Operating Activities                       $  2,016,601  $ (2,912,640)
                                                     ____________  ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment             (793,891)     (905,504)
  Proceeds from sale of fixed assets                      110,500             -
  (Increase) in other assets                             (100,824)      172,801
                                                     ____________  ____________
        Net Cash Provided (Used) by Investing
          Activities                                 $   (784,215) $   (732,703)
                                                     ____________  ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                       $     95,000  $  3,344,344
  Payments of long-term debt                             (497,442)      (50,270)
  Proceeds from common stock issuances                     16,800             -
                                                     ____________  ____________
        Net Cash Provided (Used) by Financing
          Activities                                 $   (385,642) $  3,294,074
                                                     ____________  ____________
Net increase (decrease) in cash and cash equivalents $    846,744  $   (351,269)

Cash and cash equivalents at beginning of year       $    329,640  $    796,606
                                                     ____________  ____________

Cash and cash equivalents at end of period           $  1,176,384  $    445,337
                                                     ____________  ____________
                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                [Continued]

                                                      For the Six Months Ended
                                                            December 31,
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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At December 31, 2002 and June 30, 2002, the Company had $1,076,384 and $229,640,
  respectively, in excess of federally insured amounts held in cash.

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


NOTE 3 - INVENTORIES

  Inventories at December 31, 2002 and June 30, 2002 consisted of the following:


                                                  December 31,      June 30,
                                                      2002            2002
                                                 ______________  ______________
         Parts and supplies                      $   2,106,588   $   2,071,709
         Work-in-process                             1,500,222       1,047,154
         Finished goods                                136,146         278,981
         Obsolete inventory reserve                   (175,393)       (307,393)
                                                 ______________  ______________
              Total                              $   3,567,563   $   3,090,451
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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- INCOME TAXES

  For the six month period ended December 31, 2002 and 2001, the Company paid $0 and $0 for current income taxes and incurred a tax expense/(benefit) for deferred income taxes of $320,364 and $(1,206,323), respectively.

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

  The   weighted  average  common  shares  and  common  equivalent  shares outstanding for the six month period ended December 31, 2002 and 2001 for purposes of calculating earnings per share was as follows:

                                                     December 31,  December 31,
                                                         2002          2001
                                                     ____________  ____________
  Weighted average common shares outstanding used in
  basic earnings per share for the six months ending    4,738,858     4,732,608

  Effect of dilutive stock options                         65,028             -
                                                     ____________  ____________
  Weighted average common shares and potential
  dilutive common equivalent shares outstanding
  used in dilutive earnings per share                   4,803,886     4,732,608
                                                     ____________  ____________

  At December 31, 2002 there were 480,000 unexercised stock options, of which 480,000 were held by officers and directors of the Company at prices ranging from $3.94 to $5.00 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.

NOTE 9 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. As shown in the financial statements at December 31, 2002 and June 30, 2002 the Company and had negative working capital of $3,174,081 and $3,890,906, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOING CONCERN [Continued]

  Management plans to improve cash flows from current operations by maintaining an aggressive budget for fiscal 2003 which management believes has resulted in positive cashflows from operations of $2,016,601 for the six months ended December 31, 2002 and will result in continual improvement in sales and improved yield in the remaining
  quarters   of  fiscal  2003.   The  budget  has  focused  the  Company's
  resources on existing sales order backlogs for the new higher margin wide beam cruisers and The Company is further seeking to obtain additional debt financing, which will enable the Company to reduce material cost by taking favorable cash discounts on material purchases.

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

NOTE 10 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

  The  financial  statements for the three and six months  ended  December
  31,  2002,   have  been  restated  to  accrue  $25,000  and  $82,308  in previously forgone management compensation net of the income tax benefit of $9,751 and $32,101, respectively
                                                     December 31,  December 31,
                                                         2002          2001
                                                     ____________  ____________

  Net income as previously reported                  $    497,708  $    701,911
  Effect of adjustments                                   (15,249)      (50,207)
                                                     ____________  ____________
  Restated Net Income                                $    482,459  $    651,604

  Earning per common share as previously reported    $        .10  $        .15
  Effect of adjustments                              $       (.00) $       (.01)
                                                     ____________  ____________
  Restated Earning per common share                  $        .10  $        .14
                                                     ____________  ____________

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.
The operating income for the three months ended December 31, 2002 was $856,818 or $.18 per share and compares to the operating loss of $(2,058,361) or $(.43) per share for the three months ended December 31, 2001. The net income for the three months ended December 31, 2002 was $482,459 or $.10 per share as compared to a net loss for the three months ended December 31, 2001 of $(1,417,651) or $(.30) per share. The net income for the six months ended December 31,2002 was $651,704 or $.14 per share as compared to a net loss for the six months ended December 31, 2001 of $(1,924,293) or $(.41) per share.

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

Unit sales volume increase was the result of an improving economy, aggressive marketing campaign that provided an increase in sport boat sales, increased fish boat sales and sales of the new models, 34' wide-beam fish boat and 48' wide-beam cruiser.

Gross margin on sales for the three months ended December 31, 2002 was $2,370,374 as compared to the gross margin of $(595,201) for the three months ended December 31, 2001. Gross margin for the six months ended December 31, 2002 was $4,276,326 compared to the gross margin of $(216,597) for the same period of the previous year. The improvement in margin resulted from improved unit sales for the period, effectively allocating the fixed cost over more units and improved product sales mix of sport boats and wide-beam fish boats.

Selling expenses were $1,082,315 for the three months ended December 31, 2002 as compared to $987,379 for the three months ended December 31, 2001. Increased selling expense resulted from higher sales salaries and commissions, directly associated with the improvement in net sales from the same period for the previous year.

General and administrative expenses were $431,241 for the three months ended December 31, 2002 compared to $475,781 for the three months ended December 31, 2001. A decrease in executive salaries during Fiscal 2003, with the resignation of the Company's Executive Vice President and Chief Operating Officer for medical reasons. created the savings as compared to the same period for the prior year.

Interest expense for the three months ended December 31, 2002 was $214,475 as compared to $262,516 for the three months ended December 31, 2001. This results from the Company refinancing the credit agreement with G.E.
Capital  Corporation during November of 2001 and borrowing  an  additional
3.6 million.

Other non-operating (income)/expense for the three months December 31, 2002 was $(1,389) as compared to $(5,135) for the three months ended December 31, 2001.

Liquidity and Capital Resources.
At December 31, 2002, the Company had a working capital deficit of $3,174,081 an improvement of $716,825 over the $3,890,906 working capital deficit at June 30, 2002, As mentioned in Note 9 to the Unaudited Financial Statements the accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. The Company's operations will require continued increases in cash flows from operations or additional financing or capital to continue.

Cash increased to $1,176,384 at December 31, 2002 compared to the $329,640 at June 30, 2002. The increase in cash can be generally attributed to the $2,016,601 generated from operating activities less $784,215 used by investing primarily attributed to additional capital expenditures and $385,642 used by financing activities to pay current long-term debt obligations offset against proceeds received to exercise stock options and an additional $95,000 in borrowing against certain cash value in key life insurance policies owned by the Company.
Cashflows from operations for the six months ended December 31, 2002 was $2,016,601 an increase of $4,929,241 over the $2,912,640 of cash used in operations for the six months ended December 31, 2001. This change is primarily attributable to the increase in sales resulting in a return to profitability and elimination of certain dealer incentive programs.
The Company's principal sources of liquidity for the six months ended December 31, 2002 includes significant decreases in accounts receivable due to the timing of collections from third party dealer financiers, a 68% increase in sales over the same six month period in the previous year.
The Company's liquidity needs are principally for financing of raw materials and work in process inventory as a result of increase sales, paying down certain vendors to more current terms, and meeting the current payments of long term obligations.

For the next fiscal quarter and for the remainder of the year ending June 30, 2003 the Company believes that it will continue to improve upon prior years operating results. Management has developed and instigated a plan that budgets expenses and clearly outlines certain sales goals and expectations for the remainder of the fiscal year. After surpassing this plan in the first six months of Fiscal 2003, management anticipates that continued operations under this plan will result in a profitable and successful year. Managememt believes they can generate sufficient cash flows from operations to meet current critical liquidity demands. The Company is further seeking to obtain additional debt financing, which will enable the Company to satify all current obligations while reducing material cost by taking favorable cash discounts on material purchases.

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



                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
                    ___________________________________
                               (Registrant)






By:    /s/ Reginald M. Fountain, Jr.        Date:    March 18, 2003
     _______________________________               __________________
     Principal Financial Officer

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



Date:    March 18, 2003              /s/ Reginald M. Foutain, Jr.
                                   _____________________________________
                                   Reginald M. Fountain, Jr.
                                   Principal Financial Officer