Form 10QSB/A
period 2002-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2003-05-01
CIK 764858

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

                                                   September 30,
                                                       2002
                                                   ____________
  Net income as previously reported                $    204,202
  Effect of adjustments                            $    (34,958)
                                                   ____________
  Restated Net Income                              $    169,244
                                                   ____________

  Earnings per common share as previously reported $        .04
  Effect of adjustments                            $       (.00)
                                                   ____________
  Restated Earnings per common share               $        .04
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



                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
                    ___________________________________
                               (Registrant)






By:    /s/ Irving Smith                     Date:    April 30, 2003
     _______________________________               __________________
         Chief Financial Officer

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


Date:    April 30, 2003              /s/ Reginald M. Foutain, Jr.
       __________________          _____________________________________
                                   Reginald M. Fountain, Jr.
                                   President and Chief Executive Officer

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


Date:    April 30, 2003              /s/ Irving L. Smith
       __________________          _____________________________________
                                   Irving L. Smith
                                   Chief Financial Officer

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


Date:    April 30, 2003              /s/ Reginald M. Foutain, Jr.
                                   _____________________________________
                                   Reginald M. Fountain, Jr.
                                   President and Chief Executive Officer



Date:    April 30, 2003              /s/ Irving L. Smith
                                   _____________________________________
                                   Irving L. Smith
                                   Chief Financial Officer