Form 10-Q
period 2003-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2003-05-08
CIK 764858

FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                 FORM 10-Q

                             QUARTERLY REPORT

                   FOR THE QUARTER ENDED MARCH 31, 2003


                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

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

         Class                  Outstanding at March 31, 2003

 Common Stock, $.01 par value          4,745,108 shares

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                                   INDEX

                                                                  Page No.

Part I Financial Information

    Unaudited Condensed Consolidated Balance Sheets,
     March 31, 2003 and June 30, 2002                              1 - 2

    Unaudited Condensed Consolidated Statements of Operations,
     for the three and nine months ended March 31, 2003 and 2002     3

    Unaudited Condensed Consolidated Statements of Cash Flows,
     for the nine months ended March 31, 2003 and 2002             4 - 5

    Notes to Unaudited Condensed Consolidated Financial Statements 6 - 10

    Management's Discussion and Analysis of Results
     of Operations and Financial Condition                         11-13

Part II  Other Information

    Item 2, 3, 4, & 6                                                14

    Signatures                                                       15

    Management Certification                                       16-18

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS





                                            March 31,      June 30,
                                              2003          2002
                                         ____________   ____________
CURRENT ASSETS:
  Cash and cash equivalents             $      51,902   $    329,640
  Accounts receivable, net                  2,565,191      3,003,992
  Inventories                               3,203,671      3,090,451
  Prepaid expenses                            729,547        328,783
  Current tax assets                          892,838      1,132,181
                                         ____________   ____________
     Total Current Assets                   7,443,149      7,885,047
                                         ____________   ____________
PROPERTY, PLANT AND EQUIPMENT              41,426,337     40,887,882

  Less:  Accumulated depreciation         (24,973,898)   (23,773,221)
                                         ____________   ____________
                                           16,452,439     17,114,661
                                         ____________   ____________

CASH SURRENDER VALUE LIFE INSURANCE         1,333,431      1,179,223

OTHER ASSETS                                  432,232        355,765
                                         ____________   ____________
     Total Assets                       $  25,661,251   $ 26,534,696
                                         ____________   ____________












                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                [Continued]


                                      March 31,      June 30,
                                         2003          2002
                                         ____________   ____________
CURRENT LIABILITIES:
  Current maturities - long-term debt   $     943,388   $    919,182
  Current maturities - capital lease           16,855         15,674
  Accounts payable                          6,858,200      6,877,394
  Accounts payable - related party            174,179        147,234
  Accrued expenses                          1,100,760      1,193,672
  Dealer incentives                           337,771        921,707
  Customer deposits                           138,864        631,090
  Allowance for boat repurchases              200,000        200,000
  Warranty reserve                            900,000        870,000
                                         ____________   ____________
     Total Current Liabilities             10,670,017     11,775,953

LONG-TERM DEBT, less current maturities     9,365,454      9,791,949
CAPITAL LEASE, less current maturities         22,571         35,212
DEFERRED TAX LIABILITY                      1,129,965        962,880

COMMITMENTS AND CONTINGENCIES [NOTE 5]              -              -
                                         ____________   ____________
     Total Liabilities                     21,188,007     22,565,994
                                         ____________   ____________



STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
   200,000,000 shares authorized,
   4,745,108  and 4,732,608 shares
   issued and outstanding, respectively        47,451         47,326
  Additional paid-in capital               10,360,611     10,343,935
  Accumulated earnings                     (5,806,377)    (6,280,679)
                                         ____________   ____________
                                            4,601,685      4,110,582
Less: Treasury stock, at cost,
        15,000 shares                        (110,748)      (110,748)
      Deferred compensation for
        stock options issued                  (17,693)       (31,132)
                                         ____________   ____________
     Total Stockholders' Equity             4,473,244      3,968,702
                                         ____________   ____________
     Total Liabilities and
       Stockholders' Equity              $ 25,661,251   $ 26,534,696
                                         ____________   ____________




 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                For The Three               For The Nine
                                 Months Ended               Months Ended
                                   March 31                   March 31
                         __________________________   ________________________
                              2003         2002           2003         2002
                         ____________  ____________   ___________  ___________
NET SALES                $ 12,783,311  $ 10,739,593  $ 37,799,524 $ 25,669,980


COST OF SALES              10,871,979     8,704,173    31,611,866   23,851,157
                         ____________  ____________   ___________  ___________


   Gross Profit             1,911,332     2,035,420     6,187,658    1,818,823
                         ____________  ____________   ___________  ___________

EXPENSES:
  Selling Expense           1,396,465     1,432,495     3,311,758    2,982,927

  Selling Expense
    -related parties                -             -             -            -
General &  Administrative     330,467       564,133     1,228,721    1,527,639
                         ____________  ____________   ___________  ___________


   Total Expenses           1,726,932     1,996,628     4,540,479    4,510,566
                         ____________  ____________   ___________  ___________


OPERATING INCOME (LOSS)       184,400        38,792     1,647,179   (2,691,743)
                         ____________  ____________   ___________  ___________

NON-OPERATING INCOME
  (EXPENSE):

  Other Income (Expense)      (29,799)       (2,121)          166        2,162
  Interest Expense           (245,939)     (317,205)     (766,615)    (721,570)
                         ____________  ____________   ___________  ___________



INCOME (LOSS) BEFORE TAX      (91,338)     (280,534)      880,730   (3,411,151)


CURRENT TAX EXPENSE                 -             -             -            -

DEFERRED TAXES (BENEFIT)       86,064       (91,382)      406,428   (1,297,705)
                         ____________  ____________   ___________  ___________

NET INCOME (LOSS)        $   (177,402)  $  (189,152)  $   474,302  $(2,113,446)
                         ____________  ____________   ___________  ___________

EARNINGS (LOSS) PER SHARE        (.04)         (.04)          .10         (.45)
                         ____________  ____________   ___________  ___________

WEIGHTED AVERAGE
  SHARES OUTSTANDING        4,745,108     4,732,608     4,745,108    4,732,608
                         ____________  ____________   ___________  ___________


DILUTED EARNINGS PER SHARE        N/A           N/A           .10          N/A
                         ____________  ____________   ___________  ___________

WEIGHTED AVERAGE SHARES
  OUTSTANDING ASSUMING
  DILUTION                        N/A           N/A     4,811,619          N/A
                         ____________  ____________   ___________  ___________


 The Accompanying notes are an integral part of these unaudited condensed consolidated financial statements

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                          For the Nine Months Ended
                                                March 31,
                                         __________________________
                                            2003           2002
                                         ___________   ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $ 474,302   $ (2,113,446)
                                         ___________   ____________
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
     Depreciation expense                1,574,814      1,692,879
     Net deferred taxes                    406,428     (1,297,705)
     Gain on sale of fixed asset             9,890              -
     Amortization of deferred loan cost     46,350              -
     Non-cash expense                       13,440              -
     Increase in warranty reserve           30,000              -
     Change in assets and liabilities:
       (Increase) decrease in
         accounts receivable               438,802      1,136,419
       (Increase) decrease in
         inventories                      (113,219)      (340,455)
       (Increase) decrease in
         prepaid expenses                 (400,765)       (68,622)
       Increase (decrease) in
         accounts payable                    7,726        341,051
       Increase (decrease) in
         accrued expenses                  (92,886)       211,282
       Increase (decrease) in
         dealer incentives                (583,936)    (1,246,505)
       Increase (decrease) in
         customer deposits                (492,227)        43,272
                                         ___________   ____________
        Net Cash Provided (Used) by
          Operating Activities          $1,318,719   $ (1,641,830)
                                         ___________   ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant,
   and equipment                        (1,088,427)    (1,458,443)
  Proceeds from sale of fixed assets       165,945              -
  (Increase) in other assets              (277,026)      (362,745)
                                         ___________   ____________
        Net Cash Provided (Used) by
          Investing Activities         $(1,199,508)   $(1,821,188)
                                         ___________   ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt         $   343,029    $ 3,848,537
  Payments of long-term debt              (756,778)      (188,085)
  Proceeds from common stock issuances      16,800              -
                                         ___________   ____________
        Net Cash Provided (Used) by
          Financing Activities         $  (396,949)   $ 3,660,452
                                         ___________   ____________
Net increase (decrease) in cash
 and cash equivalents                  $  (277,738)   $   197,434

Cash and cash equivalents at
 beginning of year                     $   329,640    $   796,606
                                         ___________   ____________

Cash and cash equivalents at
 end of period                         $    51,902    $   994,040
                                         ___________   ____________

                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                [Continued]

                                         For the Nine Months Ended
                                                 March 31,
                                         __________________________
                                             2003          2002
                                         ___________   ____________
Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the period for:

   Interest, net of amounts capitalized   $  771,831   $    596,423
   Income Taxes                           $        -   $          -


Supplemental Disclosures of Noncash Investing and Financing Activities:

  For the nine month period ended March 31, 2003:
     The Company recorded consulting expense of $13,440 as a result of amortization of deferred compensation from 30,000 options issued to purchase common stock during fiscal 2002 vesting through December 2004.

  For the nine month period ended March 31, 2002:
     None










 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the period ended March 31, 2003 is not necessarily indicative of the operating results for the full year.

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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At March 31, 2003 and June 30, 2002, the Company had $0 and $229,640, respectively, in excess of federally insured amounts held in cash.

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

  Reclassifications:  The financial statements for years  prior  to  March
  31,   2003   have  been  reclassified  to  conform  with  headings   and
  classifications used in the  March 31, 2003 financial statements.


NOTE 2 - ACCOUNTS RECEIVABLE

  As of March 31, 2003, accounts receivable were $2,565,191 net of the allowance for bad debts of $54,102. This is a decrease from the $3,003,992 in net accounts receivable recorded at June 30, 2002. Of the balance at March 31, 2003, $1,531,440 subsequently has been collected as of April 22, 2003, and the remaining $1,033,751 is believed to be fully collectible.

NOTE 3 - INVENTORIES

  Inventories at March 31, 2003 and June 30, 2002 consisted of the following:


                                       March 31,     June 30,
                                         2003          2002
                                     ___________   ____________
         Parts and supplies          $ 1,868,334   $  2,071,709
         Work-in-process               1,348,518      1,047,154
         Finished goods                  136,819        278,981
         Obsolete inventory reserve     (150,000)      (307,393)
                                     ___________   ____________
           Total                     $ 3,203,671   $  3,090,451
                                     ___________   ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4- COMMON STOCK

  During December 2001, the Company issued 10,000 options to purchase common stock to a consultant for services to be rendered valued at $12,342. The options are exercisable at $1.45 per share, vest through December 2004 and expire December 2009. During the nine months ended March 31, 2003, the Company recorded consulting expense of $3,027.

  During January 2002, the Company issued 20,000 options to purchase common stock to a consultant for services to be rendered valued at $27,953. The options are exercisable at $1.67 per share, vest through January 2004 and expire January 2009. During the nine months ended March 31, 2003, the Company recorded consulting expense of $10,419.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

  Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 2003, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $14,529,997. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events which can be reasonably estimated. At March 31, 2003, the allowance for boat repurchases was $200,000.

  Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing. These interest charges amounted to approximately $615,006 for the first nine months ended March 31, 2003 and the estimated unpaid dealer interest included in accrued dealer incentives at March 31, 2003 amounted to $147,327.

  Interest Rate Risk - At March 31, 2003, the Company owed $8,963,244 on a $10,000,000 credit agreement with General Electric Capital Corporation. The credit agreement involves two notes, both with an interest rate of prime plus 2%, 6.25% as of March 31, 2003. An increase in the prime rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

  At March 31, 2003, the Company had receivables and advances from its employees amounting to $12,282.

  During  the  nine  month period ended March 31, 2003, the  Company  paid
  $7,189 for services rendered to entities owned or controlled by the Company's Chairman, President, and Chief Executive Officer.

  The Company paid $42,000 during the nine month period ended March 31, 2003 for advertising services received from an entity owned by a Company director.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- INCOME TAXES

  For the nine month period ended March 31, 2003 and 2002, the Company paid $0 and $0 for current income taxes and incurred a tax expense/(benefit) for deferred income taxes of $406,428 and $(1,297,705), respectively.

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The computations of earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. Diluted earnings per share for the nine month period ended March 31, 2002, was not presented as its effect was anti-dilutive.

  The   weighted  average  common  shares  and  common  equivalent  shares outstanding for the nine month period ended March 31, 2003 and 2002 for purposes of calculating earnings per share was as follows:

                                          March 31,    March 31,
                                             2003        2002
                                          _________    _________
  Weighted average common shares
   outstanding used in basic
   earnings  per  share for the
   nine months  ending                    4,745,108    4,732,608

  Effect of dilutive stock options           66,511            -
                                          _________    _________
  Weighted average common shares
   and potential dilutive common
   equivalent shares outstanding
   used in dilutive earnings
   per share                              4,811,619    4,732,608
                                          _________    _________

  At March 31, 2003 there were 622,500 unexercised stock options, of which 480,000 were held by officers and directors of the Company at prices ranging from $3.58 to $4.67 per share that were not included in the computation of earnings per share because the effect is anti-dilutive. On April 18, 2003, a director of the Company exercised options to purchase 12,500 shares of common stock at $1.34 per share.

NOTE 9 - VALUATION AND QUALIFYING ACCOUNTS

  The balance in the following valuation and qualifying accounts at March 31, 2003 and change from the year ended June 30, 2002 are as follows:


                                              Charge
                                                To
                                    Balance   Expense               Balance
Valuation and Qualifying            June 30,  Adjust-  Payments/    March 31,
Account Description                   2002     ments   Deductions     2003
___________________________       _________  _______   _________   _________
Allowance for Doubtful accounts      27,841   26,261          -       54,102
Inventory Valuation Reserve         307,393        -   (157,393)     150,000
Deferred Tax Valuation Allowance  2,599,979   53,691          -    2,653,670
Warranty Expense                    870,000  962,800   (932,800)     900,000
Allowance for Boat Repurchases      200,000        -          -      200,000

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. As shown in the financial statements at March 31, 2003 and June 30, 2002 the Company had negative working capital of $3,226,868 and $3,890,906, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  The Company's operations will require significant increases in cash flows from operations or additional financing or capital to continue. In order to generate positive cash flows, the Company will need to return to profitability through increasing sales of their sport and fish boats and wide beam cruisers, reducing expenses and capital expenditures and successfully refinancing current liabilities to long-term obligations.

  Management plans to improve cash flows from current operations by maintaining an aggressive budget for fiscal 2003 which management believes has resulted in positive cashflows from operations of $1,318,719 for the nine months ended March 31, 2003 and will result in continual improvement in sales and improved yield in the remaining quarter of fiscal 2003. The budget has focused the Company's resources on existing sales order backlogs for the new higher margin wide beam cruisers and The Company is further seeking to obtain additional debt financing, which will enable the Company to reduce material cost by taking favorable cash discounts on material purchases.

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


NOTE 11 - SUBSEQUENT EVENT

  On April 18, 2003, a director of the Company exercised options to purchase 12,500 shares of common stock at $1.34 per share.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.
The operating income for the three months ended March 31, 2003 was $184,400 or $.04 per share and compares to the operating income of 38,792 or $.01 per share for the three months ended March 31, 2002. The net loss for the three months ended March 31, 2003 was $(177,402) or $(.04) per share as compared to a net loss for the three months ended March 31, 2002 of $(189,152) or $(.04) per share. The net income for the nine months ended March 31, 2003 was $474,302 or $.10 per share as compared to a net loss for the nine months ended March 31, 2002 of $(2,113,446) or $(.45) per share.

Net  sales  were  $12,783,311 for the third quarter of Fiscal  2003.   Net
sales were $10,739,593 for the third quarter of Fiscal 2002. During the third quarter of Fiscal 2003, unit volumes increased significantly over the same period of the prior year, with sales volume for three months ended March 31, 2003 at 99 units compared to 55 units for the prior year. Fiscal 2003 net sales for the nine months ended March 31, 2003 were $37,799,524, compared to net sales of $25,669,980 for the same nine months period of the prior year.

Unit sales volume increase was the result of an improving economy, aggressive marketing campaign that provided an increase in sport boat sales, increased fish boat sales and sales of the new models, 34' wide-beam fish boat and 48' wide-beam cruiser.

Gross profits on sales for the three months ended March 31, 2003 was $1,911,332 as compared to the gross profits of $2,035,420 for the three months ended March 31, 2002. Gross profits for the nine months ended March 31, 2003 was $6,187,658 compared to the gross profit of $1,818,823 for the same period of the previous year. The decline in margin for the three months resulted from an increase in sales of lower margin fish boats and a decrease in sales of higher margin sport boats.

Selling expenses were $1,396,465 for the three months ended March 31, 2003 as compared to $1,432,495 for the three months ended March 31, 2002. Decreased selling expense resulted from lower boat show expense and racing expense than for the same period of the previous year.

General and administrative expenses were $330,467 for the three months ended March 31, 2003 compared to $564,133 for the three months ended March 31, 2002. Expense reduction in the areas of consulting, executive salaries, investor relations and legal fees, and a refund for franchise taxes produced savings compared to the same period for the prior year.

Interest expense for the three months ended March 31, 2003 was $245,939 as compared to $317,205 for the three months ended March 31, 2002. This results from lower interest charges on the G.E. Capital Corporation loan and reduction in interest payments on funds borrowed from cash value of key man life insurance policies.

Other non-operating (income)/expense for the three months March 31, 2003 was $29,799 as compared to $2,121 for the three months ended March 31, 2002.

Liquidity and Capital Resources.
At March 31, 2003, the Company had a working capital deficit of $3,226,868 an improvement of $664,038 over the $3,890,906 working capital deficit at June 30, 2002, As mentioned in Note 9 to the Unaudited Financial Statements the accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. The Company's operations will require continued increases in cash flows from operations or additional financing or capital to continue.

Cash decreased to $51,902 at March 31, 2003 compared to the $329,640 at June 30, 2002. The decrease in cash can be generally attributed to the $1,318,719 generated from operating activities less $1,199,508 used by investing primarily attributed to additional capital expenditures and $396,948 used by financing activities to pay current long-term debt obligations offset against proceeds received to exercise stock options and an additional $343,029 in borrowing against certain cash value in key life insurance policies owned by the Company.
Cashflows from operations for the nine months ended March 31, 2003 was $1,318,719, an increase of $2,960,549 over the $1,641,830 of cash used in operations for the nine months ended March 31, 2002. This change is primarily attributable to the increase in sales resulting in a return to profitability.
The Company's principal sources of liquidity for the nine months ended March 31, 2003 includes a 47% increase in sales over the same nine month period in the previous year $165,945 in proceeds from the sale of certain fixed assets and $343,029 in additional borrowing against cash surrender value of life insurance policies.
The Company's liquidity needs are principally for financing of raw materials and work in process inventory as a result of increase sales, paying down certain vendors to more current terms, and meeting the current payments of long term obligations.

For the remainder of the year ending June 30, 2003 the Company believes that it will continue to improve upon prior years operating results. Management has developed and instigated a plan that budgets expenses and clearly outlines certain sales goals and expectations for the remainder of the fiscal year. After surpassing this plan in the first nine months of Fiscal 2003, management anticipates that continued operations under this plan will result in a profitable and successful year. Managememt believes they can generate sufficient cash flows from operations to meet current critical liquidity demands. The Company is further seeking to obtain additional debt financing, which will enable the Company to satify all current obligations while reducing material cost by taking favorable cash discounts on material purchases.


Cash used in the nine months ended March 31, 2003 to acquire additional property, plant, and equipment (investing activity) amounted to $1,088,427 which was invested in tooling changes to the new 48' Express Cruiser, a new style 38' fish boat deck, and other miscellaneous tooling projects.

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

PART II.  Other Information.

ITEM 2:   Change in Securities.

There was no change in securities during the quarter ending March 31, 2003

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - At March 31, 2003, the Company owed $8,963,244 on a $10,000,000 credit agreement with General Electric Capital Corporation. The credit agreement involves two notes, both with an interest rate of prime plus 2%, 6.25% as of March 31, 2003. A hypothetical 100 basis point increase in interest rates would result in an approximately $90,000 increase in interest expense, resulting in a negative impact on the Company's liquidity and results of operations.

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

ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

     (1)  Exhibits:  None.

      (a) No Amendments on Form 8 were filed by the Registrant during the third three months of Fiscal 2002.

      (b) No Current Reports on Form 8-K were filed by the Registrant during the first nine months of Fiscal 2002.

                                 SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
                               (Registrant)






By:    /s/ Irving L. Smith           Date:  May 6, 2003
         Irving L. Smith
         Chief Financial Officer

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


Date:  May 6, 2003       /s/Reginald M. Fountain, Jr.
                    Reginald M. Fountain, Jr.
                    President and Chief Executive Officer

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



Date:  May 6, 2003     /s/Irving L. Smith
                         Irving L. Smith
                         Chief Financial Officer

(Certification Pursuant to 18 U.S.C. Section 1350)

     The undersigned hereby certifies that (i) the foregoing quarterly report on Form 10-Q filed by Fountain Powerboat Industries, Inc. (the "Company") for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 6, 2003             /s/Reginald M. Fountain, Jr.

                                  Reginald M. Fountain, Jr.
                                  President and Chief Executive Officer



Date:  May 6, 2003            /s/Irving L. Smith
                                 Irving L. Smith
                                 Chief Financial Officer