Form 10-Q
period 2003-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2003-09-18
CIK 764858

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended June 30, 2003

                      Commission File Number: 0-14712

                    FOUNTAIN POWERBOAT INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

         NEVADA                                  56-1774895
(State or other jurisdiction                (IRS Employer
     of incorporation)                       Identification No.)

   Post Office Drawer 457, Whichard's Beach Road, Washington, NC  27889
 (Address of principal executive offices)                      (Zip Code)

                              (252) 975-2000
            Registrant's telephone number, including area code:


Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $ .01 per share

      Indicate  by  check mark whether the Registrant (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.
                                            [ X ]Yes            [     ] No

           Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K.   [    ]

     Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act):   [  ]  Yes    [ X ]  No

      The aggregate market value of the Registrant's voting and non-voting common equity held by affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $7,650,394.

      As of September 2, 2003, the number of outstanding shares of Registrant's Common Stock was 4,757,608.

      Portions of the Registrant's definitive proxy statement to be distributed in connection with its next Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.





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

Products.

      The majority of the company's recreational products are based upon a deep V-shaped fiberglass hull with a V-shaped pad, a notched transom, and a positive lift step hull. This design enables the boat to achieve performance with standard reliable power which the Company believes are greater than those offered by any of its competitors worldwide. As a result, the Company maintains that its boats are among the fastest, smoothest, safest, and best-handling boats of their kind.

      The Company's sport boats, ranging from 27' to 47', are of inboard/outboard design. These boats are propelled by single, twin, or triple gasoline or diesel engines ranging from 300 HP to more than 900 HP each. The Company builds outboard powered center consoles, and outboard or stern drive cabin model offshore sport fishing boats ranging from 23' through 38'. In addition the company also has a line of express cruisers with 38' and 48' offerings. These boats are offered with gas or diesel options. The 48' utilizes surface drives which are very efficient, durable, and resist corrosion better than traditional stern drives. The 48' was named Boating Magazine's Boat of the Year award for 2002 in its December 2002 issue, which is the boating industries highest accolade. In addition, the Robb Report named the 48' the Best of the Best for 2003 in their June 2003 issue. The Company also builds custom racing boats for the APBA and SBI racing circuits.

      In addition to Sportboats, Fishing boats, and the new Cruiser Lines, the Company also produces a line of military/governmental boats of various configurations. These boats are commercial versions of the large sportboats and fishing boats, and along with the rigid inflatable boats
(RIB), form a separate military/commercial product line.

      The Company's 47' Lightning Sport Boat operates at speeds of 75 to 100 mph and is very stable and suited for long range cruising in offshore waters. Its sleek styling makes it particularly attractive. Depending primarily upon the type of engines and options selected, this boat retails at prices ranging from $431,000 to $658,000. This boat's standard features include a custom windshield, integrated swim platform, flush deck hatches, and an attractively appointed cockpit and cabin.

     The Company's 42' Lightning, designed with the second-generation positive lift hull, comes with a full wrap around windshield, as well as an impressive range of speed, stability and ride comfort. This top selling model equipped with special engines currently holds the world speed record for V-bottom boats at 142.969 mph recorded by APBA/UIM on October 13, 2000. The retail price ranges from $327,000 to $432,000.

      The 38' Lightning operates at speeds of between 70 and 100 mph. The retail price ranges from $269,000 to $344,000, depending primarily upon the type of engines selected. This model was cited by Powerboat Magazine in 2002 as "Offshore Performance Boat of the Year". In Fiscal 2002, the 38' Lightning incorporated a new superventilated hull that is the most advanced superventilated hull produced by Fountain to date and it is based on their successful design, enhancing performance and interior space.

     The 35' Lightning Sport Boat was totally redesigned and introduced in Fiscal 2000 to go with a higher freeboard, new twin-step design, and new deck and interior. It operates at speeds between 70 and 100 mph. This boat won the 2001 Offshore Boat of the Year by Powerboat Magazine and has proven itself as the fastest boat in Factory II history, setting the kilo record at 94.187 mph. This boat's retail price ranges from $230,000 to $303,000, depending primarily upon the type of engines selected.

     For  Fiscal  2003  we  reintroduced the 35' Executioner.   Its  retro
styling and competitive retail price of $149,995 made it our number one seller.

      The 32' Fever was also reintroduced in Fiscal 2003. Retail price ranges from $154,000 to $168,000.

     The 29' Fever is still one of the most popular boats. It operates at speeds of 65 to 85 mph and retail price ranges from $112,000 to $153,000 depending on engine size. It has great balance and speed for a single engine and operates in offshore sea conditions with superior safety and handling. This boat is also offered with twin small block engines. This model has been awarded the 2001 Outstanding Sport Boat Performance Award by Powerboat Magazine and has set the 2000 APBA F-1 record at 89.873 mph.

      The 27' Fever is a single engine model that incorporates the same features, components and designs as our larger offshore performance boats. Its retail price ranges from $101,000 and $131,000.

      The Company also builds and markets a sport fishing line. Our new generation of fishing boat is once again setting the standard for offshore fishing. The 34' and 38' are heavily campaigned on the Southern Kingfish Association (SKA) tournament trail.

     The 38' sport fish model is a wide beam center console with T-Top and
cuddy  cabin  that  was  introduced in fiscal 2001.   It  features  triple
outboards and retail price ranges from $226,000 to $245,000.

     The 34' sport fish wide beam center console model was introduced in fiscal 2002 and is offered with twin or triple outboard engines. Its retail prices range from $194,000 to $224,000, depending upon engine selection. The addition of this model has added greatly to our fish boat volume and profitability.

     The 31' sport fish model features a center console with T-Top design and incorporates the same high performance, styling, and structural integrity as the sport boat models. It has a deck configuration engineered for the knowledgeable, experienced sport fisherman. Retail price for this model ranges from $125,000 to $137,000.

      The additional models include the 29' twin engine center console model and 23' single engine center console model. The design, construction, and performance of these models, together with the proven features of the 31' center console model, makes a line that appeals to many experienced sport fishermen, in addition to the weekend warrior.

     To further enhance its sport fishing line, the Company has a 31' walk around cabin model based upon the proven 31' center console hull design. This model features a deck design that incorporates a cabin with standup headroom, an enclosed head with shower, and a full galley. With twin outboard engine power, this model is produced either as a fishing machine or as a recreational cruiser.

      The Company also produces both a 23' and a 29' walk around cabin fishing boat with outboard engine power and a single stern drive 29' and a 32' walk around cabin fishing model with twin stern drive power.

      The 38' sport fish cruiser was introduced at the Miami Boat Show in February of 2003 and is offered with twin gas or diesel engines. The 38' sport fish cruiser offers the customer the luxury and amenities of an express fisher while maintaining the performance and handling of a Fountain sport boat. Retail price for this boat ranges from $338,000 to $371,000.

      During the past two years the Company has made great strides in the express cruiser market by developing the 38' and 48' express cruiser models. These boats offer customers the speed and performance that you would typically find in a sport boat with the amenities of a traditional cruiser. We do it by integrating our positive lift bottom, notched transom and pad keel design, which greatly enhances the performance.

      The 38' express cruiser was introduced at the Miami Boat Show in February of 2001. The 38' express cruiser offers the customer the luxury and space of a full cruiser while maintaining the performance and handling of a Fountain sport boat. This boat been extremely well received by the market and retail price ranges from $323,000 to $367,000.

     In Fiscal 2002, the Company introduced the latest in their express cruiser and wide-beam lines. The 48' wide-beam express cruiser debuted offering a whole new level of comfort and luxury. With speeds of up to 65 mph, the 48' Express Cruiser launched the Company into a new expanding market segment with an edge in performance and class. This 48' retail price ranges from $697,000 to $864,000, depending upon engine choice and option configurations.

     Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:

                              Fiscal             Fiscal         Fiscal
                               2003               2002           2001

Sport boats                     198                115            219

Wide Beam Fish                   69                 44             16

Wide Beam Cruisers               29                 21             10

Sport fishing boats              89                 48             84

Other                             3                  3              1
                              ------             ------         ------
Total                           388                231            330
                               ====               ====           ====

      As of June 30, 2003 the Company had a backlog of firm orders for 54 boats, totaling sales of $7,585,761, all of which will be completed during Fiscal 2004.

     The Company conducts research and development projects for the design of its plugs and molds for hull, deck, and small parts production. The design, engineering, and tooling departments currently employ approximately 28 full-time employees. Amounts spent on design, research, and development to build new plugs and molds in recent years were:

                                Design            Construction
                               Research &         of New Plugs
                              Development          and  Molds

     Fiscal 2003                   $552,072       $1,056,852

     Fiscal 2002                   $952,332       $1,370,526

     Fiscal 2001                   $813,710       $2,819,252

      For Fiscal 2004, design, research and development planned expenses are estimated to be $529,000 and plug and mold construction expenditures are estimated to be $750,000. These expenditures will complete work already in progress to complete new tooling for a 38' wide beam fish express cruiser based on the hull design of the 38' center console, and to update existing tooling to enhance current models.

      Manufacturing capacity is sufficient to accommodate approximately 30 to 40 boats in various stages of construction at any one time. Construction of a current model boat, depending on size, takes approximately three to ten weeks. The Company, with additional personnel, currently has the capacity to manufacture approximately 450 sport and fishing boats, and 100 cruisers per year.

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


Sales and Marketing.

      Sales are made through approximately 44 dealer shipping locations throughout the United States. The Company also has 3 international dealers. Most of these dealers are not exclusive to the Company and carry the boats of other companies, including some boats that may be competitive with the Company's products. The territories served by any dealer are not exclusive to the dealer. However, the Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers.

     Following is a table of sales by geographic area for the last three fiscal years:

                              Fiscal 2003    Fiscal 2002     Fiscal 2001
     United  States          $ 50,816,277    $ 35,450,436    $ 42,238,206

     Canada, Mexico, Central
     and South America       $    929,481    $  1,500,145    $  2,509,638

     Europe and
      the Middle East        $    595,777    $          -    $    380,190

     Asia                    $    235,549    $          -    $          -
                             -------------  --------------  -------------
     Total                   $ 52,557,084    $ 36,950,581   $  45,128,034
                             =============  ==============  =============

     The Company targets a portion of its advertising program into foreign countries through various advertising media. It continues to seek new dealers throughout Europe, South America, the Far East and the Middle East. In general, the Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat overseas. Consequently, there is no credit risk associated with its foreign sales or risk related to foreign currency fluctuation.

      For  Fiscal  2003,  one dealer accounted for  10.3%  of  sales,  one accounted for 8.0% of sales and one accounted for 6.7% of sales. For Fiscal 2002, one dealer accounted for 11.8% of sales, one for 11.7% of sales and two each for 8.0% of sales. For Fiscal 2001 one dealer accounted for 11.5% of sales, one for 10.5% of sales and one for 6% of sales. The Company believes that the loss of any particular dealer could have an adverse affect on sales, yet the Company believes they could find other dealers within the same geographical area to replace any that are lost. The Company is actively pursuing the addition of new, quality dealers. As sales continue to grow through dealer additions, it is reasonable to assume the Company will grow less dependent on any one dealer.

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

      The Company ships boats to some dealers on a cash-on-delivery basis. However, the majority of the Company's shipments are made pursuant to commercial dealer "floor plan financing" programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to the Company. Generally, payment is made to the Company within five business days. When the dealer sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. The dealers make curtailment payments (principal payments) on the boats when required by their particular commercial lenders. As part of this sales promotion program the Company agrees to pay interest on the floor plan for a certain period of time. Similar sales promotion programs were in effect during fiscal years 2002 and 2001.

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

     Additionally, in order to further promote its products over the years, the Company has developed racing programs to participate in the major classes of offshore powerboat races, many of which are regularly televised on networks such as Outdoor Channel. Additionally, Fountain single, twin and triple engine racing boats continue to hold their respective world speed records. The result of these racing programs and world speed records has established the Company's products as the highest performing and safest designed offshore boats. The Company believes that the favorable publicity generated by these performance programs contributes to its sales volume. The Company Founder and C.E.O., Reggie Fountain, has won numerous races in both factory and customer boats; he has also set numerous speed records in both factory and customer boats.

        As part of the marketing program for its line of sport fishing boats, the Company sponsors several outstanding sport fishermen. Fountain fishermen have won the coveted SKA `Angler of the Year' title in 1991, 1992, 1994, 1995 and 1997, more than any other boat manufacturer. This year Fountain developed a new eight member team comprised of world class anglers who own Fountain boats. These fishermen can afford any boat but they choose to run a Fountain. Fountain is also a dominant force in the newly formed American Striper Association (ASA). ASA tournaments are held throughout the northeast in areas ranging from Virginia to Maine. The Fountain fishing teams winning records have given the sport fishing boats favorable exposure to serious sport fishermen, in particular with respect to the superior performance of Fountain's fishing boat line.

     Domestic retail demand for pleasure boats is seasonal with sales generally highest in the fourth quarter. A number of factors can influence demand for the Company's products, including, but not limited to:
 - Economic conditions and consumer confidence in the United States and certain international regions;
 - Adverse weather in key geographic areas, including excessive rain, prolonged below average temperatures and severe heat or drought, particularly during the key selling season;
 -   The level of inventories maintained by the dealers;
 -   The Company's ability to provide competitive products;
 -   Availability of effective distribution;
 -   Fuel costs;
 -   Prevailing interest rates; and
 -   Consumer interest in recreational boating.

Product Warranty.

     The Company warrants its boat hull and deck structure against defects in material and workmanship for a period of six years. Other boat components are covered in accordance with the manufacturer's warranty through the Company. The engine manufacturer warrants engines installed in the boats. Warranty expenses of $1,152,573 or 2.2% of sales were incurred in Fiscal 2003, and $1,936,600 of expense or 5.16% of sales were incurred in Fiscal 2002 and charged against net income. A $900,000 reserve for warranty expenses estimated to be incurred in future years had been established at June 30, 2003.

Competition.

      Competition within the powerboat manufacturing industry is intense. While the high performance sports boat market comprises only a small segment of all boats manufactured, the higher prices commanded by these boats make it a significant market in terms of total dollars spent. The manufacturers that compete directly with the Company in its market segment include:

          Formula, a Division of Thunderbird Products Corporation
              Baja Boats, a Division of Brunswick Corporation
                        Cigarette Racing Team, Inc.
                      Donzi, American Marine Holdings
                              Contender Boats

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

      The Company believes the current product owners, many of whom have purchased multiple and increasingly larger boats from the Company, provide a market ready for expansion into the cruiser segment.

Employees.

     As of September 2003 the Company had 353 employees, of whom nine were executive and management personnel. Sixteen were engaged primarily in administrative positions including accounting, personnel, marketing and sales activities. None of the Company's employees are party to a collective bargaining agreement. The Company considers its employee relations to be excellent. The Company is an affirmative action, equal opportunity employer.

Item 2.  Properties.

      The Company's executive offices and manufacturing facilities are located on 66 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and were held as collateral on notes and mortgages payable having a balance of $8,723,636 at June 30, 2003. The property is now held as collateral on a new loan of $18,000,000 obtained in July, 2003 (See Note
16). The operating facility contains buildings totaling 235,040 square feet located on fifteen acres. The buildings consist of the following:

                         Approximate
                       Square Footage          Principal Use
  Building 1                13,200       Executive offices, shipping,
                                         receiving, and paint shop.
  Building 2                 7,200       Final prep.
  Building 3                75,800       Lamination, upholstery,
                                         assembly, inventory, cafeteria.
  Building 4                14,250       Woodworking.
  Building 5                26,800       Mating,  small   parts lamination.
  Building 6                23,800       Metal fabrication.
  Building 7                15,720       Racing, service, and warranty.
  Building 8                 8,750       Lamination extension area.
  Building 9                 4,800       Mold storage.
  Building 10               26,960       Fabrication, sportswear sales.
  Building 11               12,000       Cruiser manufacturing.
  Building 12                5,760       Maintenance and storage.
                         ----------
  Total                    235,040
                         ==========

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

Item 3.  Legal Proceedings.

     As of June 30, 2003, the Company's chief operating subsidiary was a defendant in 9 alleged breach of warranty suits. In the Company's opinion these lawsuits are without merit and, therefore, the Company intends to vigorously defend its interest in such suits. The Company carries sufficient liability and product liability insurance to cover attorney's fees and any losses that may occur from a product liability or breach of contract suit, over and above applicable insurance deductibles. The management of the Company believes that none of such current proceedings will have a material adverse effect.

     The Company's subsidiary was notified by the United States Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") in the remediation of contamination at a clean up site. The Group administrator estimated the Company's share of future remediation cost to be in the $40,000 to $60,000 range. The Company is likely to be eligible for a de Minimus Settlement Agreement, which is expected to be finalized in 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.

None applicable.
                                  Part II

Item  5.   Market  for Registrant's Common Equity and Related  Stockholder
Matters.

      The Company's common stock, $.01 par value, trades on the NASDAQ National Market System (under the symbol "FPWR"). The following table lists the high and low prices for the Company's common stock as reported on The NASDAQ National Market for each calendar quarter during our fiscal years ended June 30, 2002 and 2003.


                    Quarter Ending     High      Low
                    September 2001     2.10      1.51
                    December 2001      1.83      1.16
                    March 2002         3.50      2.50
                    June 2002          2.95      1.41

                    September 2002     3.80      1.25
                    December 2002      4.05      3.12
                    March 2003         4.08      2.44
                    June 2003          4.77      3.12


     The Company has not declared or paid any cash dividends on its common stock since it first began operations. In the future, any declaration and payment of cash dividends will be subject to the Board of Directors' evaluation of the Company's operating results, financial condition, future growth plans, general business and economic conditions, and other relevant considerations. Management of the Company expects that, for the foreseeable future, any profits generated by the Company will be retained as additional capital to support the Company's operations and that the Company will not pay any cash dividends.

      On September 2, 2003, there were 219 holders of record for the Company's common stock.


     During Fiscal 2003, the Company sold an aggregate of 25,000 shares of its common stock to its Director, David L. Woods, for cash at a price of $1.344 per share (an aggregate of $16,800) pursuant to his exercise of stock options previously granted to him. The shares were sold in two transactions (12,500 shares each on September 30, 2002 and April 18, 2003) without registration in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

Item 6.  Selected Financial Data

            Fountain Powerboat Industries, Inc. and Subsidiary
                          Selected Financial Data
                      Fiscal Years 1999 through 2003


                           Year Ended June 30
Operations Statement Data: -----------------------------------------------
(Period Ended)    2003        2002         2001         2000         1999
              -----------  -----------  -----------  -----------  ------------
Sales         $52,557,084  $36,950,581  $45,128,034  $56,367,899   $52,074,639


Net Income
(loss)        $   479,353  $(7,031,593) $ (899,526)  $ 1,258,342   $(1,255,791)


Income(loss)
per share     $       .10  $     (1.49) $     (.19)  $       .27   $     (.27)


Weighted
average shares  4,744,457     4,732,608    4,732,608    4,732,608     4,711,896
outstanding

Diluted earnings
per share     $       .10  $     (1.49) $     (.19)  $       .27  $      (.27)


Diluted weighted
average         4,818,806     4,732,608    4,732,608     4,732,651    4,711,896
shares outstanding


Balance Sheet Data
(At Period End)
-----------------------

Current
Assets        $ 8,152,488  $ 7,885,048  $ 8,934,936  $13,621,499  $14,084,888


Total Assets  $26,433,086  $26,534,696  $28,947,752  $33,431,084  $33,930,960


Current
Liabilities   $11,640,753  $11,775,953  $10,567,139  $12,144,123  $12,183,630


Long-term
debt          $ 9,010,527  $ 9,827,161  $ 6,629,904  $ 8,215,486  $10,215,334


Stockholders'
equity (1)    $ 4,568,168  $ 3,968,702  $10,991,132  $11,890,658  $10,632,316



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

      At June 30, 2003, 2002, and 2001, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company's written sales program and there were no direct repurchase agreements. There were no deferred sales or cost of sales estimated at June 30, 2003, 2002, and 2001.

      The Company has a contingent liability to repurchase boats where it participates in the floor plan financing made available to its dealers by third-party finance companies. This liability amounted to approximately $16,378,985, $16,066,953 and $23,747,900 at June 30, 2003, 2002 and 2001,
respectively. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company may be required to repurchase the boat.

Business Environment.

      Fiscal 2003 was a year of rebound for the Company with Gross sales and unit sales volume increasing to more historical levels. The Company continues to take steps to reduce manufacturing cost and other operating expenses by improving efficiencies and other cost reduction efforts. As a results, the Company achieved four quarters of operating profit during 2003.

     Net sales were up from Fiscal 2002 by more than 42%, from $36,950,581 to $52,557,084 in Fiscal 2003. The significant reduction of dealer inventory in Fiscal 2002 set the stage for new product sales in Fiscal 2003. Unit sales volume increased 68% from 231 to 388. The Company attributes this increase to an improving economy and aggressive marketing campaign. The Company experience net sales and unit sales growth within all product segments with the greatest net sales dollar increase experience by the Company's new model wide-beam fish boats and wide-beam express cruisers.

     The Company believes that they have effectively diversified their sales by entering into the wide-beam express cruiser and fish boat markets. Sales of the four new models of wide-beam fish boats and express cruisers introduced in Fiscal 2001 and 2002 have been well accepted in the market. During Fiscal 2003 the 34' and 38' fish boat models accounted for approximately 18% of annual sales versus 15% in Fiscal 2002 and 6% in Fiscal 2001. While the 38' and 48' express cruiser models accounted for approximately 19% of annual Fiscal 2003 sales versus 15% in Fiscal 2002 and 4% in Fiscal 2001.

      Gross margin on sales for Fiscal 2003 was $8,519,127, 16.2% of net sales, as compared to $959,748, 2.6% of net sales, for Fiscal 2002. Improvement in gross margin was a result of improved sales volume, effectively allocating fixed costs over more units, improved product mix of sport boats, and wide-beam fish boats, and efficiency improvements in manufacturing.

     No boats were repurchased in Fiscal 2003, 2002, and 2001 in connection with floor plan arrangements. At June 30, 2003, 2002, and 2001, the Company had recorded a $200,000 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years.

      On July 17, 2003, subsequent to the closing of Fiscal 2003, the Company obtained an $18,000,000 long-term loan from Bank of America that was guaranteed by Brunswick, a division of which supplies marine engines used in the Company's products. Proceeds from the loan were used to refinance existing long-term debt, pay current liabilities, and provide additional working capital funds.

      For the coming year, Fiscal 2004, the Company's management team has established a plan for continued improvement in cost savings and expense reductions to support the sales strategy for the new year. The new financing will allow the Company to do business on a cash basis, thus eliminating interest on outstanding trade payables, obtaining more favorable terms and discounts from vendors, and reducing freight charges.

Results of Operations.

     Fiscal 2003 net profit for the Company was $479,353 or $.10 per share. This compares to a net loss of ($7,031,593) or ($1.49) per share for Fiscal 2002. This is a result of the improved sales volume, expense and cost reduction efforts and the contribution of improved manufacturing efficiencies .

     Operating profit was $2,089,110 in 2003 as compared to a loss of ($6,420,458) in Fiscal 2002, which included a $1,182,320 charge for the impairment of certain long-lived assets in 2002. The return to profitability resulted from sales volume increase, more profitable product mix, reduced costs and expenses and improved production efficiencies.

     Overhead expenses decreased as a percent of sales, a result of the increase in the sales volume level required to cover fixed factory overhead. This volume increase is reflected in the improvement in gross margins from 2.6% in 2002 to 16.2% in Fiscal 2003.

      Depreciation expense was $2,112,051 for Fiscal 2003, $2,294,254 for Fiscal 2002, and $2,293,284 for Fiscal 2001. The decrease in depreciation for the year 2003, is attributable to the $1,182,320 impairment charge of certain long-lived assets in Fiscal 2002 and the sale of certain transportation equipment during 2003. Depreciation expense by asset category was as follows:

                        Fiscal 2003     Fiscal 2002      Fiscal 2001

Land improvements       $   126,424     $   126,035      $   121,857

Buildings               $   295,922     $   294,921      $   294,354

Molds & plugs           $ 1,197,669     $ 1,350,466      $ 1,184,807

Machinery & Equipment   $   394,998     $   412,493      $   473,496

Furniture & fixtures    $    51,405     $    53,808      $    57,663

Transportation
equipment               $    45,633     $    56,531      $   161,107

Racing Equipment        $       -0-     $       -0-      $       -0-
                       -------------   --------------   --------------
     Total              $ 2,112,051     $ 2,294,254      $ 2,293,284
                       =============   ==============   ==============

Following is a schedule of the net fixed asset additions (deletions) during Fiscal 2003 and Fiscal 2002.

                              Fiscal 2003             Fiscal 2002

  Buildings                   $    78,986             $       -0-
  Land and Improvements       $    20,245             $    36,214
  Molds and plugs             $   962,912             $ 2,099,710
  Construction in Progress    $    93,940             $  (729,182)
  Machinery & equipment       $    72,741             $   154,286
  Furniture & fixtures        $    19,385             $     5,090
  Transportation equipment    $  (217,215)            $    35,490
  Racing equipment            $  (242,095)            $   (65,960)
                            ---------------         ---------------
     Total                    $   788,900             $  1,535,648
                            ===============         ===============

     Overall selling and administrative expenses for Fiscal 2003 was $6,430,017 a $950,189 decrease from $7,380,206 in Fiscal 2002.

     Selling  expenses  were $4,609,253 for Fiscal  2003,  $4,162,273  for
Fiscal 2002 and $5,001,503 for Fiscal 2001. The Company increased its product promotions in Fiscal 2003, with focus on sport boats and the new 48' express cruiser and 34' wide-beam fish boat. The Company maintained a presence in the offshore racing circuit and tournament fishing programs, during Fiscal 2003 with overall fishing and racing promotion expenses decreasing relative to the prior years as more customers are racing Fountain boats under their own sponsorship.

      Major selling expenses for the past three fiscal years were as follows:

                          Fiscal  2003     Fiscal 2002      Fiscal 2001
  Fishing & racing        $   828,741      $ 1,011,007      $ 1,508,162
  Advertising             $ 1,031,661      $   775,524      $ 1,123,977
  Salaries & commissions  $   910,090      $   599,337      $   705,249
  Boat shows              $   508,811      $   634,767      $   568,806
  Dealer incentives       $    66,438      $    38,656      $   217,467
  Other selling expenses  $ 1,263,512      $ 1,053,438      $   877,842
                         -------------    -------------    -------------
     Total                $ 4,609,253      $ 4,162,273      $ 5,001,503
                         =============    =============    =============

      General and administrative expenses include the executive, finance, personnel, information technology, legal and administrative operating expenses of the Company. These expenses were $1,820,764 for Fiscal 2003, $2,035,613 for Fiscal 2002, and $2,691,826 for Fiscal 2001. The decrease in general and administrative expenses for 2003 is partially attributable to a decrease in executive compensation due to the decrease in the number of executives after the retirement of an officer.

      For Fiscal 2002, the Company recorded an impairment loss and wrote down certain long-lived assets to realizable values for $1,182,320. For Fiscal 2001, the Company received $118,503 in other income, had a gain of $500,446 on the disposal of assets, and recorded a gain of $1,107,819 for insurance claims related to final insurance settlement from the hurricane damages.

     Interest expense net of amounts capitalized was $1,037,002 for Fiscal 2003, $809,571 for Fiscal 2002, and $700,965 for Fiscal 2001. Interest
expense increased in Fiscal 2003 as a result of the Company obtaining $3,955,644 in debt financing during 2002.

Liquidity and Financial Resources.

      On July 17, 2003, subsequent to the closing of Fiscal 2003, the Company obtained an $18,000,000 long-term loan from Bank of America. The proceeds were used to refinance the two loans with General Electric Capital Corporation totaling $10,000,000 with total remaining balance of $8,723,636 and a variable interest rate of prime plus 2% or 6.25% as of June 30, 2003. Proceeds from the Bank of America loan were also used to pay trade payables to current status and provide additional operating funds. The new agreement with Bank of America has a $9,000,000 variable interest note accruing at one month LIBOR plus 2.25% or 3.77% at July 17, 2003, and a $9,000,000 note under an interest rate swap to provide a fixed rate of 6.02%. The interest rate swap is designated as a fair value hedge and is deemed effective pursuant to SFAS 133. The Bank of America loan has a fifteen year amortization with a five year balloon payment and is secured by certain assets of the Company and President, Chief Executive Officer and majority shareholder, Reginald M. Fountain, Jr. Obligations are guaranteed by the Company and Mr. Fountain and by Brunswick Corporation, a division of which supplies marine engines used in the Company's products. Combined monthly payments to Bank of America will be approximately $126,000.

     At the year ended June 30, 2003 and 2002, the Company had negative working capital of $3,493,945 and $3,890,906, respectively. As mentioned in Note 15 to the Financial Statements the accompanying financial statements this would have raised substantial doubt about the Company ability to continue as a going concern had the Company not been successful in closing the $18,000,000 in debt financing with Bank of America. Subsequent to applying the proceeds of the loan on July 17, 2003, the Company had positive working capital of approximately $6,500,000.

     Net cash provided by operations in Fiscal 2003 amounted to $3,345,801 resulting from net income plus adjustments to reconcile net income to net cash provided by operating activities including depreciation expense of $2,112,051, changes in deferred taxes of $569,944 and loss on sales of assets of $8,378 before changes in asset and liability accounts. $369,834 was used to fund an increasing inventories. The ending cash balance was $1,224,935.

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

      Investing activities for Fiscal 2003 required $1,561,651, including $268,410 for property, plant and equipment, $1,056,852 for additional plugs and molds, $199,403 for payments increasing the cash surrender value of certain key man life insurance policies, $190,796 for payments increasing other assets and proceeds of $153,810 on sales of property.

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

     Financing activities for Fiscal 2003 used $888,855. Included in this amount are proceeds from issuance of notes payable from Northwestern Mutual Life on key man life insurance policies for $343,074 and debt repayment to General Electric Capital Corporation and others in the amount of $1,014,001. Payments of deferred loan costs for the Bank of America loan were $251,528 at June 30, 2003

     Financing activities for Fiscal 2002 provided $3,088,955. During November 2001, the Company refinanced the 7.02% fixed $10,000,000 General Electric Capital Corporation credit agreement with a remaining balance of $6,655,656 . The new agreement with General Electric Capital Corporation involves $3,000,000 and $7,000,000 notes with a variable interest rate of prime plus 2% or 6.75% as of June 30, 2002. Combined monthly payments on these notes are approximately $128,005. The proceeds from the notes payable and long term debt contributed $3,955,644. Payments on long-term debt used $560,181, and payments of deferred loan costs were $306,508.

     Financing activities for Fiscal 2001 used $3,595,562. Included in this amount are proceeds from issuance of notes payable from Northwestern Mutual Life for $150,000 and debt repayment to General Electric Capital Corporation and others in the amount of $3,745,562.

     Net increase in cash for Fiscal 2003 was $895,295, primarily from operating profits and issuance of notes payable from Northwestern Mutual Life Insurance. The net decrease in cash for Fiscal 2002 was $466,966, primarily attributed to cash paid for the development of the new wide-beam 34' fish boat and 48' express cruiser and losses from operations due to decreased sales volume. The net decrease in cash for Fiscal 2001 was $1,186,833, primarily due to the repayment of long-term debt, and the investment in equipment and molds.


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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk - At June 30, 2003, the Company owed $8,723,636 on a $10,000,000 credit agreement with General Electric Capital Corporation. The credit agreement involves two notes, both with an interest rate of prime plus 2%, 6.25% as of June 30, 2003. A hypothetical 100 basis point increase in interest rates would result in an approximately $90,000 increase in interest expense, resulting in a negative impact on the Company's liquidity and results of operations.

Item 8.  Financial Statements and Supplementary Data.


                       INDEPENDENT AUDITORS' REPORT



To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, cash flows and the Schedule of Valuation and Qualifying Accounts for the years ended June 30, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2003 and 2002, and the consolidated results of their operations, their cash flows and the Schedule of Valuation and Qualifying Accounts for the years ended June 30, 2003, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.




/s/ Pritchett, Siler & Hardy, P.C.


August 1, 2003
Salt Lake City, Utah

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                    June 30,
                                         ___________________________
                                              2003         2002
                                          ____________  ____________
CURRENT ASSETS:
  Cash & cash equivalents                 $  1,224,935   $   329,640
  Accounts receivable, less allowance
    for doubtful accounts of $27,841
    for 2003 and 2002                        2,015,371     3,003,992
  Inventories                                3,460,286     3,090,451
  Prepaid expenses                             644,581       328,783
  Current tax assets                           807,315     1,132,181
                                           ____________  _____________
        Total Current Assets                  8,152,488    7,885,047

PROPERTY, PLANT AND EQUIPMENT, net           16,165,684   17,114,661

CASH SURRENDER VALUE OF LIFE INSURANCE        1,378,626    1,179,223

OTHER ASSETS                                    736,288      355,765
                                           ____________  _____________
                                           $ 26,433,086  $ 26,534,696
                                           ____________  _____________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt       $1,060,444  $   919,182
  Current maturities of capital lease            20,118       15,674
  Accounts payable                            7,498,762    6,877,394
  Accounts payable-related party                169,043      147,234
  Accrued expenses                            1,317,398    1,193,672
  Dealer incentives                             190,010      921,707
  Customer deposits                             290,658      631,090
  Allowance for boat repurchases                200,000      200,000
  Warranty reserve                              900,000      870,000
                                           ____________  ____________
        Total Current Liabilities            11,646,433   11,775,953

LONG-TERM DEBT, less current maturities       8,986,160    9,791,949
CAPITAL LEASE, less current maturities           24,367       35,212
DEFERRED TAX LIABILITY                        1,207,958      962,880
COMMITMENTS AND CONTINGENCIES (See Note 9)            -            -
                                           ____________  ____________
        Total Liabilities                    21,864,918   22,565,994
                                           ____________  ____________
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 200,000,000
   shares authorized, 4,757,608 shares
   issued and outstanding                        47,576       47,326
  Additional paid-in capital                 10,436,551   10,343,935
  Retained earnings (deficit)                (5,801,326)  (6,280,679)
                                           ____________  ____________
                                              4,682,801    4,110,582
Less: Treasury Stock, at cost, 15,000 shares   (110,748)    (110,748)
        Deferred compensation for stock
        options issued                           (3,885)     (31,132)
                                           ____________  ____________
                                              4,568,168    3,968,702
                                           ____________  ____________
                                           $ 26,433,086 $ 26,534,696
                                           ____________  ____________
The accompanying notes are an integral part of these consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended June 30,
                             _____________________________________________
                                    2003           2002            2001
                                ____________   ____________   ____________
NET SALES                       $ 52,557,084   $ 36,950,581   $ 45,128,034
COST OF SALES                     44,037,957     35,990,833     39,878,136
                                ____________   ____________   ____________
  Gross Profit                     8,519,127        959,748      5,249,848
                                ____________   ____________   ____________
EXPENSES:
  Selling expense                  4,609,253      4,162,273      5,001,503
  General and administrative       1,820,764      2,035,613      2,691,826
  Impairment of long-lived
   assets                                  -      1,182,320              -
                               _____________  _____________  _____________
      Total expenses               6,430,017      7,380,206      7,693,329
                               _____________  _____________  _____________
OPERATING INCOME (LOSS)            2,089,110     (6,420,458)    (2,443,431)
                               _____________  _____________  _____________
NON-OPERATING INCOME (EXPENSE):
  Other income (expense)               5,567         21,512        118,503
  Interest expense                (1,037,002)      (809,571)      (700,965)
  Gain (loss) on disposal
  of assets                           (8,378)             -        500,446
  Gain on insurance claims
  from hurricane                           -              -      1,107,819
                               _____________  _____________  _____________
                                  (1,039,813)      (788,059)     1,025,803
                               _____________  _____________  _____________
INCOME (LOSS) BEFORE
INCOME TAXES                       1,049,297     (7,208,517)    (1,417,628)

CURRENT TAX EXPENSE (BENEFIT)              -       (717,983)      (108,590)

DEFERRED TAX EXPENSE (BENEFIT)       569,944        541,059       (409,512)
                                ____________  _____________  _____________

NET INCOME (LOSS)               $    479,353  $  (7,031,593) $    (899,526)
                                ____________  _____________  _____________


BASIC EARNINGS (LOSS) PER SHARE:$        .10  $       (1.49) $        (.19)
                                ____________  _____________  _____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      4,744,457      4,732,608      4,732,608
                                ____________  _____________  _____________


DILUTED EARNINGS (LOSS)
PER SHARE:                      $        .10  $       (1.49)  $       (.19)
                                ____________  _____________  _____________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING               4,818,806      4,732,608      4,732,608
                                ____________  _____________  _____________





The accompanying notes are an integral part of these consolidated financial statements.

                             FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  FROM JUNE 30, 2000 THROUGH JUNE 30, 2003


                           Common Stock         Additional    Retained        Treasury Stock                         Total
                       _______________________    Paid-in     Earnings   ________________________    Deferred     Stockholders'
                          Shares      Amount      Capital     (Deficit)     Shares       Amount    Compensation      Equity
                       ___________  __________  ___________  __________  ___________  ___________  _____________  _____________
                       ___________  __________  ___________  __________  ___________  ___________  _____________  _____________

BALANCE, June 30, 2000   4,732,608  $   47,326  $10,303,640 $ 1,650,440      (15,000) $  (110,748) $          -   $  11,890,658

Net loss for the year
 ended June 30, 2001             -           -            -    (899,526)          -             -             -        (899,526)
                       ___________  __________  ___________  __________  ___________  ___________  _____________  _____________
BALANCE, June 30, 2001   4,732,608  $   47,326  $10,303,640 $   750,914      (15,000) $  (110,748) $          -   $  10,991,132

Issuance of options to
 purchase 30,000 shares
 common stock at $1.45
 to $1.67 per share for
 consulting services
 vesting through
 December 2004                   -           -       40,295           -            -            -       (31,132)          9,163

Net loss for the year
 ended June 30, 2002             -           -            -  (7,031,593)           -            -             -      (7,031,593)
                       ___________  __________  ___________  __________  ___________  ___________  ____________  ______________
BALANCE, June 30, 2002   4,732,608  $   47,326  $10,343,935 $(6,280,679)     (15,000) $  (110,748) $    (31,132) $    3,968,702

Issuance of common
 stock upon exercise
 of options                 25,000         250       33,350           -            -            -             -         33,600

Payroll obligations
 forgiven by an officer
 and shareholder                 -           -       46,158           -            -            -             -         46,158

Issuance of options to
 purchase 10,000 shares
 common stock at $1.60
 per share for consulting
 services vesting
 through December 2003           -           -       13,108           -            -            -        27,247         40,355

Net profit for the year
 ended June 30, 2003             -           -            -     479,353            -            -             -        479,353
                       ___________  __________  ___________  __________  ___________  ___________  ____________  _____________
BALANCE, June 30, 2003   4,757,608  $   47,576  $10,436,551 $(5,801,326)     (15,000) $  (110,748) $     (3,885) $   4,568,168
                       ___________  __________  ___________  __________  ___________  ___________  ____________  _____________



   The accompanying notes are an integral part of these consolidated financial statements.


            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended June 30,
                                     ___________________________________________
                                          2003          2002           2001
                                     ____________  _____________  ______________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                  $    479,353  $  (7,031,593) $    (899,526)
  Adjustments to reconcile net
  income (loss)to net cash provided
 (used) by operating activities:
    Non-cash expense                       86,512          9,162              -
    Amortization of deferred loan costs    61,800         89,098              -
    Depreciation expense                2,112,051      2,294,254      2,293,284
Impairment of long-lived assets                 -      1,182,320              -
    (Gain) loss on disposal of equipment    8,378              -       (500,446)
    Warranty reserve                       30,000        280,000              -
    (Increase) decrease in net tax asset  569,944        541,059       (409,511)
    Change in assets and liabilities:
     (Increase) decrease in accounts
       receivable                         988,621     (1,064,107)      (238,243)
     (Increase) decrease in inventories  (369,834)     1,395,518      3,324,167
     (Increase) decrease in prepaid
       expenses                          (315,798)      (161,286)       402,077
     Increase in accounts payable         643,152      1,341,929        689,012
     Increase (decrease) in accrued
      expenses                            123,726          2,654       (261,314)
     Increase (decrease) in dealer
      incentives                         (731,672)      (923,885)      (113,935)
     Increase (decrease) in customer
      deposits                           (340,432)       309,915           (864)
                                     ____________  _____________  _____________
Net Cash Provided (Used) by
  Operating Activities                  3,345,801     (1,734,962)     4,284,701
                                     ____________  _____________  _____________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment         153,810              -      1,750,720
Investment in molds and related plugs  (1,056,852)    (1,370,526)    (2,819,252)
  Purchase of property, plant
   and equipment                         (268,410)      (231,080)      (590,591)
  Increase in cash surrender value
   of life Insurance                     (199,403)      (219,536)      (216,849)
  (Increase) decrease in other assets    (190,796)           183              -
                                     ____________  _____________  _____________
Net Cash (Used) by
  Investing Activities                 (1,561,651)    (1,820,959)    (1,875,972)
                                    _____________  _____________  _____________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and
   long-term debt                         343,074      3,955,644       150,000
  Proceeds from issuance of
   common stock                            33,600              -             -
  Payments of long-term debt           (1,008,836)      (545,788)   (3,732,563)
  Payments on capital lease                (5,165)       (14,393)      (12,999)
  Payments of deferred loan cost         (251,528)      (306,508)            -
                                    _____________  _____________  ____________
Net Cash Provided (Used) by
  Financing Activities                   (888,855)     3,088,955    (3,595,562)
                                    _____________  _____________  _____________
Net increase (decrease) in cash
 & cash equivalents                  $    895,295  $    (466,966) $ (1,186,833)
Beginning cash & cash
 equivalents balance                      329,640        796,606     1,983,439
                                    _____________  _____________  _____________
Ending cash & cash
 equivalents balance                 $  1,224,935  $     329,640  $    796,606
                                    _____________  _____________  _____________
                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [CONTINUED]


                                            Year Ended June 30,
                                    ________________________________________
                                          2003         2002           2001
                                    _____________  _____________  __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest:
     Unrelated parties, net of
      amounts capitalized            $  1,035,553  $    798,700   $    709,585

       Income taxes                  $          -  $     45,424   $     12,016


Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the year ended June 30, 2003:

  The Company recorded consulting expense of $40,355 as a result of amortization of deferred compensation from 40,000 options issued to purchase stock during Fiscal 2002, vesting through January 2004 and expiring through January 2009.

  The Company recorded a $46,158 contribution to additional paid in capital as a result of payroll obligations forgiven by an officer and shareholder of the Company.

     For the year ended June 30, 2002:

  The Company issued 20,000 options to purchase common stock to a consultant for services to be rendered valued at $25,450. The options are exercisable at $1.60 per share, vest through June 2003 and expire June 2008. As of June 30, 2002, the Company has recorded consulting expense of $2,313.

  The Company issued 20,000 options to purchase common stock to a consultant for services to be rendered valued at $27,953. The options are exercisable at $1.67 per share, vest through January 2004 and expire January 2009. As of June 30, 2002, the Company has recorded consulting expense of $6,850.

     For the year ended June 30, 2001:

       None.









The accompanying notes are an integral part of these consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of the Business and Significant Accounting Policies.

  Nature  of  the  Business:  Fountain  Powerboat  Industries,  Inc.   and
  Subsidiary (the Company) manufacture high-performance sport boats, sport wide beam cruisers, wide beam fishing boats, sport fishing boats, and custom offshore racing boats. These boats are sold worldwide to a network of approximately 47 dealers. The Company's offices and manufacturing facilities are located in Washington, North Carolina and the Company has been in business since 1979. The Company employs approximately 350 people and is an equal opportunity, affirmative action employer.

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

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2003 and 2002, the Company had $1,124,935 and $229,640, respectively, in excess of federally insured amounts held in cash.

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

  Dealer Territory Service Accrual: The Company had, in prior periods, established a sales program to pay a service award to dealers for boat deliveries into their market territory for which they will perform service. The service award is a dollar amount based on the model of the boat sold, combined with a factor for the dealer's service performance rating. The Company has accrued estimated dealer territory service awards of $97,748 and $491,710 remaining at June 30, 2003 and 2002, respectively.

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

  Advertising  Cost:  Cost  incurred in connection  with  advertising  and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,031,661, $775,524 and $1,123,976 for the years ended 2003, 2002 and 2001, respectively.

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

  Reclassifications:   The financial statements for years  prior  to  June
  30,   2003   have  been  reclassified  to  conform  with  headings   and
  classifications used in the June 30, 2003 financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature  of  the  Business  and Significant  Accounting  Policies.
          [Continued]

  Cash Surrender Value of life insurance policies: - At June 30, 2003 and 2002, the Company owns six life insurance policies on Reginald M. Fountain, Jr., the Company's Chairman, President and Chief Executive Officer for a total of $6,161,287 and $5,381,070 in coverage and $1,378,626 and $1,179,223 cash value. At June 30, 2003 and 2002 the
  Company  has borrowed $1,265,438 and $925,712 against the policies  (See
  Note 5).

  Research and Development: The Company expenses the costs of research and development for new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $552,072 for Fiscal 2003, $952,332 for Fiscal 2002, and $813,710 for Fiscal 2001.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued.
  SFAS No. 146, 147 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Stock-based compensation -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

  The Company has stock incentive plans that provides for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The plans are more fully described in Note 6. The Company accounts for stock options issued to employee, officer and directors under the stock incentive plan in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the Company's stock incentive plan, stock options are granted at exercise prices that equal or exceed the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the Consolidated Statements of Income.

  During the periods presented in the accompanying financial statements the Company has granted options under the 1995 and 1999 Stock Options Plans and executive and other employment agreements (SEE Note 6). The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost under SFAS No. 123 has been recognized for certain stock options issued under other agreements to non-employee and recorded in the accompanying statement of operationsm, but no compensation cost under SFAS No. 123 has been recognized for stock options issued under plan and other agreement to employees.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature  of  the  Business  and Significant  Accounting  Policies.
          [Continued]

  Had compensation cost for stock options issued to employees under the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           Year Ended June 30,
                                   ________________________________________
                                       2003         2002         2001
                                   ____________  ___________  _____________

  Net Income (loss)  As reported   $  479,355    $(7,031,593) $    (899,526)
                     Pro forma     $  434,186    $(7,115,697) $    (900,426)
  Earnings  (loss)
   per share         As reported   $      .10    $     (1.49) $        (.19)
                     Pro forma     $      .09    $     (1.50) $        (.19)



Note 2.  Inventories.

  Inventories consist of the following:
                                                        June 30,
                                               ___________________________
                                                    2003          2002
                                               ____________   ____________
               Parts and supplies              $  1,593,057   $  2,071,709
               Work-in-process                    1,702,533      1,047,154
               Finished goods                       214,696        278,981
                                               ____________   ____________
                                                  3,510,286      3,397,844
               Reserve for obsolescence             (50,000)      (307,393)
                                               ____________   ____________
                                               $  3,460,286   $  3,090,451
                                               ____________   ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Property, Plant, and Equipment.

 Property, plant, and equipment consists of the following:
                                        Estimated           June 30,
                                      Useful Lives  __________________________
                                        in Years         2003         2002
                                      ____________  ____________  ____________
Land  and related improvements            10-30     $  4,564,523  $  4,544,278
Buildings   and   related  improvements   10-30        8,827,731     8,748,746
Construction-in-progress                   N/A           486,966       117,673
Production molds and related plugs        8-10        20,655,432    19,967,872
Machinery and equipment                    3-5         6,030,902     5,958,160
Furniture and fixtures                      5            790,518       771,133
Transportation equipment                    5            320,711       537,926
Racing boats                               N/A                 -       242,095
                                                    ____________  ____________
                                                    $ 41,676,783  $ 40,887,883
Accumulated depreciation                             (25,511,099)  (23,773,222)
                                                    ____________  _____________
                                                    $ 16,165,684  $ 17,114,661
                                                    ____________  _____________

  All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $8,723,636 at June 30, 2003. Depreciation expense amounted to $2,112,051, $2,294,254, and $2,293,284, for the years ended June 30,
  2003, 2002 and 2001, respectively. During Fiscal 2002, the Company recorded a loss on impairment of $1,112,320 in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" on certain molds and racing boats to adjust the respective assets to their net realizable value.

  Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight to ten years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor.

Note 4.   Capital Lease.

  The Company is the lessee of equipment under capital leases expiring in May 2004 and April 2006. The assets and liabilities under the capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. Equipment under capital lease obligation is as follows:

                                                         June 30,
                                                __________________________
                                                    2003          2002
                                                ____________  ____________
     Equipment                                  $    92,774   $    83,067
     Less: Accumulated amortization                 (63,179)      (47,071)
                                                ____________  ____________
                                                $    29,595   $    35,996
                                                ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Capital Lease. [Continued]

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:
                      Year ending June 30,               Lease Payments
                              2004                           43,582
                              2005                           18,618
                              2006                            3,358
                                                          __________
      Total future minimum lease payments                 $  65,558
      Less: amounts representing maintenance and
        usage fee, interest and executory costs             (21,073)
                                                          __________
      Present value of the future minimum
        lease payments                                       44,485
      Less: Lease current portion                           (20,118)
                                                          __________
      Capital lease obligations - long term               $  24,367
                                                          __________

Note 5.  Long-term Debt and Pledged Assets.

  The following is a summary of long-term debt:           June 30,
                                                  _________________________
                                                       2003        2002
                                                  ___________  ____________
9.50% loan payable to a financial institution
for the purchase of a vehicle.                              -        26,291
9.99% loans payable to a financial institution
for the purchase of vehicles, monthly payments
totaling $1,383 through August 2002, secured by
the vehicles purchased.                                32,224        44,337
6.30% loan payable to a financial institution
for the purchase of a vehicle                               -         4,435
7.15% loan payable to a financial institution
for the purchase of a vehicle.                              -         3,990
8.25% loan payable to a financial institution
for the purchase of a vehicle, monthly payments
of $726 through October 2004, secured by the
vehicle purchased.                                     25,306         31,735
7.50% loan payable to a financial institution
for the purchase of land.                                   -         33,823
7.93% to 8% loans payable borrowed against the
cash surrender value of key-man life insurance
policies 1998, 2001, and 2002, monthly payments
of $25,004.                                         1,265,438        925,712
$10,000,000 credit agreement with a financial
Corporation
       (See Below).                                  8,723,636     9,640,808
                                                   ___________   ___________
                                                    10,046,604    10,711,131
Less: Current maturities included
 in current liabilities:                            (1,060,444)     (919,182)
                                                   ___________   ___________
                                                   $ 8,986,160   $ 9,791,949
                                                   ___________   ___________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Long-term Debt and Pledged Assets.  [Continued]

  The Company had a $10,000,000 credit agreement with General Electric Capital Corporation. The credit agreement involved two notes, both with an interest rate of prime plus 2%. Combined monthly payments are $128,005. The $7,000,000 note had monthly payments of approximately $85,000 and a ten year amortization with a five-year balloon payment and is secured by a first lien on the Company's plant and property. The second note of $3,000,000 had monthly payments of approximately $45,000, a seven year amortization with a five-year balloon payment, and is secured by a second lien on the Company's plant and property. This second note was guaranteed by the United States Department of Agriculture. These notes were further secured by an assignment of a $1,000,000 key man life insurance policy to the lender and the personal guarantee of the Company's President with real estate valued at approximately $1,000,000.

  On July 17, 2003, the Company obtained an $18,000,000 long-term loan from Bank of America. Proceeds from the loan were used to refinance existing long-term debt (See Note 16).

  The estimated aggregate maturities required on long-term debt for each of the individual years at June 30, 2003 are as follows:
               2004                        1,060,444
               2005                        1,172,877
               2006                        1,245,801
               2007                        5,084,179
            Thereafter                     1,483,303
                                        ____________
                                         $10,046,604

Note 6.  Common Stock, Stock Options, and Treasury Stock.

  Common Stock: The Company has authorized 200,000,000 shares of common stock, $.01 par value. 4,757,608 shares were issued and outstanding at June 30, 2002 and 4,732,608 shares were issued and outstanding at June 30, 2002 and 2001.

  During 2003, a director of the Company exercised his options and purchased 25,000 shares of Common stock at $1.34 per share. Also during during 2003, the Company recorded a capital contribution of 46,158 when payroll obligations owed an officer and shareholder of the Company were forgiven.

  Stock Options: During 1999, the shareholders voted to adopt the 1999 Employee Stock Option Plan (the Plan), which expires January 11, 2009. Under the Plan, the board is empowered to grant options to purchase up to 120,000 shares of common stock to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). During the Company's November 19, 2002 Annual Meeting the shareholders approved amendment of the 1999 Employee Stock Option Plan to increase the number of shares available for issuance under that plan from 120,000 to 175,000 shares. As of June 30, 2003, 95,000 options are available for grant under the plan.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Common Stock, Stock Options, and Treasury Stock.  [Continued]

  During 2001, the Company granted options to purchase 35,000 shares of common stock, on a non-qualified basis. The options are exercisable at $1.34 per share and vest through December 31, 2002. The options expire December 12, 2007. As of June 30, 2003 25,000 of the options have been exercised.

  During  2002, the Company granted options to purchase 40,000  shares  of common stock for consulting services. The options have been valued at $53,403 and are being expensed ratably over the vesting period. As of June 30, 2003, the Company has recorded deferred compensation of
  $49,518 in consulting expense. The options are exercisable at $1.60 to $1.67 per share and vest within two years from the date they were granted. The options expire five years from vesting. At June 30, 2002, none of these options had been exercised.

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

  Effective March 23, 1995, the Board of Directors authorized the issuance of options to purchase up to 30,000 shares of common stock to each of the Company's four outside directors at $3.58 per share on a non-qualified basis, exercisable for 10 years. Through June 30, 2002, 84,000 of the options had been exercised and 30,000 options remain outstanding.

  A summary of the status of the options granted under the Company's 1995 and 1999 stock option plans and other agreements at June 30, 2003, 2002 and 2001, and changes during the periods then ended is presented in the table below:

                       2003                2002                  2001
             __________________________________________________________________
                 Weighted Average        Weighted Average       Weighted Average
           Shares  Exercise Price  Shares  Exercise Price  Shares Exercise Price
          ________ _______________ _______ _______________ _______ _____________
Outstanding at
 beginning
 of period  686,000 $        3.855   51,000 $         4.40  526,000 $       4.61
Granted          -              -   135,000           1.42   35,000         1.34
Exercised   25,000           1.34        -              -        -             -
Forfeited   51,000           3.79                       -   (10,000)        4.59
Canceled         -              -        -              -        -             -
          ________ ______________ ________ ______________ ________ _____________
Outstanding at
 end of
 period    610,000  $       3.966   86,000  $       3.855   51,000  $       4.40
          ________ ______________ ________ ______________ ________ _____________
Exercisable at
 end of
 period    573,334  $       4.115   76,000  $       4.295   16,000  $       4.61
          ________ ______________ ________ ______________ ________ _____________
Weighted average
 fair value
 of options
 granted         -              -  135,000  $        1.29   35,000          .10
          ________ ______________ ________ ______________ ________ _____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Common Stock, Stock Options, and Treasury Stock. [Continued]

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended June 30 2002, and 2001; risk-free interest rates of 4.5%, and 5.3%, respectively, expected dividend yields of zero for all periods, expected lives of 6.25, and 7.5 years, respectively, and expected volatility of 94% and 132%, respectively.

  A summary of the status of the options outstanding under the Company's stock option plans and other agreements at June 30, 2003 is presented below:

                            Options Outstanding             Options Exercisable
               __________________________________________ ______________________
                           Weighted Average Weighted Average    Weighted Average
  Range of        Number        Remaining      Exercise    Number    Exercise
Exercise Prices Outstanding Contractual Life     Price   Exercisable   Price
_______________ ___________ ________________ ____________ __________ ___________
$1.34 to 1.67      130,000       5 years            1.58     93,334        1.57
    $3.58           30,000       2 years            3.58     30,000        3.58
    $4.67          450,000       2 years            4.67    450,000        4.67
                -----------                               -----------
                   610,000                                  573,334

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

  At June 30, 2003 and 2002, the total current deferred tax assets were $3,550,871 and $3,732,160, respectively. The totals net deferred tax liabilities were $1,207,958 and $962,879, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $2,743,556 and $2,599,979 at June 30, 2003 and 2002, respectively. The change in the valuation allowance for the year ended June 30, 2003 is approximately $143,576.

  The Company has an unused federal operating loss carryforwards at June 30, 2003 and 2002 of approximately $6,637,357 and $6,269,213, respectively, which expires in various years through 2022. The Company has an unused state operating loss carryforwards at June 30, 2003 and 2002 of approximately $9,737,087 and $9,368,943, respectively, which expires in various years through 2023.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

  The components of federal income tax expense from continuing operations consist of the following:

                                           Year Ended June 30,
                               ___________________________________________
                                    2003          2002          2001
                               ____________  _____________  ______________
Current income tax expense:
     Federal                    $        -   $    (717,983) $    (108,590)
     State                               -               -              -
                               ____________  _____________  ______________
Net current tax (benefit)       $        -   $    (717,983) $    (108,590)
                               ____________  _____________  ______________

Deferred tax expense (benefit) resulted from:
     Excess of tax over financial
      accounting   depreciation $  245,079   $     (14,929) $    (81,110)
     Donations                      (1,227)         (2,374)       (1,008)
     Warranty reserves             (11,700)       (109,200)            -
     Reserve for obsolete
      inventory                    100,383         (61,383)            -
     Accrued vacation              (14,563)          5,945        (2,184)
     Dealer incentive reserves      97,944         230,631        (9,410)
     Bad debt reserves                   -               -             -
     Accrued dealer incentive
      interest                      32,454           9,046        66,312
     Accrued executive
      compensation                 (45,634)          6,352        39,777
     Accrued dealer service
      incentives                   155,232         180,492      (120,708)
     Inventory adjustment-Sec.263A   7,296         (32,048)      123,579
     Health insurance reserve        4,680          17,238       (12,168)
     Decrease in NOL carryforwards(143,576)     (2,506,922)      (72,461)
     Alternative minimum tax credits     -         218,232      (253,837)
     Investment   tax   credits          -               -       (86,294)
          Valuations allowance     143,576       2,599,979            -
                               ___________  ______________  _____________
Net deferred tax
 expense (benefit)             $   569,944   $     541,059   $   (409,512)
                               ___________  ______________  ______________

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

       The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:
                                       Year Ended June 30,
                     _____________________________________________
                                  2003        2002         2001
                            _______________________________________
     Computed tax at the expected
       federal statutory rate       34.00%       34.00%      34.00%
     State income taxes, net of
       federal benefit               5.00         5.00        5.00
     Valuations allowance           13.68       (36.07)       -
     Compensation from stock options (.69)        -           -
     (Increase) decrease in NOL
       carryforward                  -            -          (1.45)
     Officer's life insurance         .20         -            .11
     Net effect of alternative minimum taxes      -           (.07)   -
     Other                           2.13         (.41)      (1.11)
                            _______________________________________
     Effective income tax rates     54.32%        2.45%      36.55%
                            _______________________________________

  The temporary differences gave rise to the following deferred tax asset (liability):

                                                    June 30,
                                       ___________________________
                                                2003       2002
                                           ________________________
     Excess of tax over financial
      accounting depreciation              $(1,413,301) $(1,168,222)
     Warranty reserve                           351,000    339,300
     Obsolete inventory reserve                  19,500    119,883
     Accrued vacations                           73,685     59,122
     Allowance for boat repurchases              78,000     78,000
     Dealer incentive reserves                        -     97,944
     Bad debt reserve                            10,858     10,858
     Accrued Dealer incentive interest           25,378     57,832
     Inventory adjustments - Sec. 253A          110,220    117,516
     State NOL carryforwards                    486,854    468,447
     Federal NOL carryforwards                2,256,701  2,131,532
     Alternative minimum tax credits            119,049    119,049
     Accrued executive compensation              55,384      9,750
     Donations carryforwards                      4,608      3,382
     Accrued dealer service incentives           38,122    193,354
     Health insurance reserve                    40,560     45,240
     Investment tax credits                      86,294     86,294

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

  Dealer  Interest:  The  Company regularly pays  a  portion  of  dealers'
  interest  charges  for  floor  plan financing.  These  interest  charges amounted  to  $816,152 for Fiscal 2003, $596,111  for  Fiscal  2002  and
  $953,600 for Fiscal 2001. They are included in the accompanying consolidated statements of operations as part of net sales. At June 30, 2003 and 2002 the estimated unpaid dealer incentive interest included in accrued dealer incentives amounted to $92,262 and $178,857, respectively.

  Product Liability and Other Litigation: There were various warranty lawsuits brought against the Company at June 30, 2003. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney's fees and any losses, which may occur from these lawsuits over and above the insurance deductibles. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

  Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 2003 and 2002, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $16,378,985 and $16,066,953, respectively. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events, which can be reasonably estimated. At June 30, 2003 and 2002, the allowance for boat repurchases was $200,000.

  401 (k) Payroll Savings Plan: During Fiscal 1991, the Company initiated a 401(k) Payroll Savings Plan (the 401(k) Plan) for all employees. Eligible employees may elect to defer up to fifteen percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company currently matches fifty percent of the employee's deferred salary amounts limited to a maximum of six percent of their salaried amounts, or a maximum of three percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401(k) Plan. There are no post-retirement benefit plans in effect. The Company's employer contribution to the 401(k) Plan was $93,650 for Fiscal year 2003, $86,958 for Fiscal 2002 and $160,768 for Fiscal 2001.

  Environmental: The Company was notified in 1994 by the United States Environmental Protection Agency ("EPA") that it has been identified as a potential responsible party ("PRP") and may incur, or may have incurred, liability for the remediation of contamination at the
  Seaboard waste disposal site, located in High Point, North Carolina (also referred to as the Jamestown, North Carolina site) resulting from the disposal of hazardous substances at that site by a third party contractor of the Company. The Company's share of the approximately
  14.3 million gallons of waste is 19,245 gallons, a volumetric share of .1387%. The Company's potential liability at this site is estimated by the Group administrator to be in the range of $40,000 to $60,000. The Company is likely to be eligible for a de Minimus Settlement Agreement, which is expected to be finalized in 2004.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9.  Export Sales.

  The Company had export sales to customers in the following geographic areas:

                                       Year Ended June 30,
                            _______________________________________
                                  2003        2002         2001
                            _______________________________________
     Canada,   Central  and
	  South  America       $  929,481  $1,500,145   $2,509,638
     Middle East, and Europe      595,777           -      380,190
     Asia                         235,549           -            -
                            _______________________________________
                               $1,760,807  $1,500,145   $2,889,828
                            _______________________________________
Note 10.  Transactions with Related Parties.

  The Company expensed the following amounts for apartment rentals owned or controlled by Reginald M. Fountain, Jr., the Company's Chairman, President, and Chief Executive Officer: for Fiscal 2003, $11,489; in Fiscal 2002, $22,013; and in Fiscal 2001, $22,734. At June 30, 2003,
  the Company owed Reginald M. Fountain, Jr. $0 for these rentals.

  The Company paid $58,000, $41,361, and $199,442 for the year ended June 30, 2003, 2002 and 2001 for advertising and public relations services from an entity owned by a director of the Company. At June 30, 2003, the Company owed an entity owned by a director $15,029 for these services.

  A Director of the Company is an owner of a marine dealership, which accounted for 8.0% of the Company's sales in Fiscal 2003.

Note 11.  Concentration of Credit Risk.

  Concentration of credit risk arises due to the Company operating in the marine industry, particularly in the United States. In Fiscal 2003, one dealer accounted for 10.3% of sales, one for 8.0% of sales, and one dealer for 6.7%. In Fiscal 2002, one dealer accounted for 11.8% of sales, one dealer for 11.7%, and two other dealers for 8% individually. For Fiscal 2001 one dealer comprised 11.5% of sales, one dealer 10.5% of sales, and four other dealers 4 to 6% of sales individually.

Note 12.  Gain on Insurance Claims from Hurricanes.

  During the years ended June 30, 2001 the Company recorded a $1,107,819 gain on insurance claims resulting from damages and loss revenues sustained from hurricanes ."Dennis" and "Floyd" hitting Eastern North Carolina during September 1999. The Company experienced damages to inventory , property, plant and equipment and the temporary closure of the production facility as a result of flooding caused by the Hurricanes.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. - Earnings Per Share.

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended June 30, 2003, 2002 and 2001:
                                      2003      2002      2001
                              ______________________________________
  Income (loss) from continuing
     operations available
     to common stockholders       $479,353 $(7,031,593) $  (899,526)
                              ______________________________________
  Weighted average number
    of common shares outstanding
    used in basic earnings (loss)
    per share                    4,744,457   4,732,608    4,732,608

  Effect of dilutive stock options  74,349         -         -

  Weighted number of common
     shares and potential
     dilutive common shares
     outstanding used in
     dilutive earnings (loss)
     per share                  4,818,806    4,732,608     4,732,608
                              ______________________________________

  The Company had at June 30, 2003 options to purchase 480,000 shares of common stock at prices ranging from $3.58 to $4.67 per share that were not included in the computation of gain(loss) per share because their effect was anti-dilutive.

Note 14 - Segment Reporting.

  The Company's net sales resulted from the following product lines for the years ended June 30, 2003, 2002 and 2001:

                                      2003      2002      2001
                              ______________________________________
  Sports Boats                  $26,612,517 $21,191,672 $30,337,763
  Wide Beam Cruiser               9,923,547   5,387,449   1,691,414
  Fish boats                      5,302,763   3,181,585   7,260,627
  Wide Beam Fish                  9,291,260   5,404,056   2,665,460
  Non-Boat Sales including
  (Service, Parts, Trucking,
   Sportswear)                    1,426,997   1,785,819   3,172,770
                              ______________________________________
  Net Sales                     $52,557,084 $36,950,581 $45,128,034
                              ______________________________________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Going Concern

  At June 30, 2003, the Company had a working capital deficiency of $3,493,945 which would have raised substantial doubt about the Company's ability to continue as a going concern, however, the going concern was alleviated due to, the Company successfully obtaining $18,000,000 in debt financing, on July 17, 2003 (See Note 16). The proceeds of the debt financing were used to repay a majority of existing debt financing, pay current trade payables and other liabilities and provide needed additional working capital. The Company has further been successful in increasing sales sufficient to generate net income and positive cash-flows from operating activities.

Note 16 - Subsequent Event.

  On July 17, 2003, the Company obtained an $18,000,000 long-term loan from Bank of America. The proceeds were used to refinance the two loans with General Electric Capital Corporation totaling $10,000,000 with total remaining balance of $8,723,636 and a variable interest rate of prime plus 2% or 6.25% as of June 30, 2003. Proceeds from the Bank of America loan was also used to pay trade payables to current status and provide additional operating funds. The new agreement with Bank of America has $9,000,000 at one month LIBOR plus 2.25% or 3.77% at July 17, 2003, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. The interest rate swap is designated as a fair value hedge and is deemed effective pursuant to SFAS 133. The Bank of America loan has a fifteen year amortization with a five year balloon payment and is secured by certain assets of the Company and President, Chief Executive Officer and majority shareholder, Reginald M. Fountain, Jr. Obligations are guaranteed by the Company and Mr. Fountain and by Brunswick Corporation, a division of which supplies marine engines used in the Company's products. Combined monthly payments to Bank of America will be approximately $126,000.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   SCHEDULES TO THE FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Fiscal 2003
Valuation and Qualifying            Balance  Charge to  Payments/     Balance
Account  Description                June 30, Expense    Deductions   June  30,
                                       2002  Adjustments                 2003
___________________________          _______________________________________

Allowance for Doubtful accounts        27,841         -         -     27,841
Inventory Valuation Reserve           307,393         -   257,393     50,000
Deferred Tax Valuation Allowance    2,599,979   130,287         -  2,730,266
Warranty Expense                      870,000 1,182,573 1,152,573    900,000
Allowance for Boat Repurchases        200,000         -         -    200,000

Fiscal 2002
Valuation and Qualifying            Balance  Charge to   Payments     Balance
Account  Description                June 30, Adjustments Deductions  June  30,
                                     2001                                2002
___________________________          _______________________________________

Allowance for Doubtful accounts        27,841         -         -     27,841
Inventory Valuation Reserve           150,000   157,393         -    307,393
Deferred Tax Valuation Allowance            - 2,599,979         -  2,599,979
Warranty Expense                      590,000 2,216,600 1,936,600    870,000
Allowance for Boat Repurchases        200,000         -         -    200,000

Fiscal 2001
Valuation and Qualifying             Balance   Charge to  Payments/   Balance
Account  Description                 June 30, Adjustments Deductions June  30,
					2000                             2001
___________________________          _______________________________________
Allowance for Doubtful accounts        27,841         -         -     27,841
Inventory Valuation Reserve           150,000         -         -    150,000
Warranty Expense                      590,000 1,380,800 1,380,800    590,000
Allowance for Boat Repurchases        200,000         -         -    200,000

FOUNTAIN POWERBOATS INDUSTIRES, INC.
SUPPLEMENTARY DATA
UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA


                     First      Second    Third    Fourth
                     Quarter   Quarter   Quarter   Quarter

Fiscal 2003
Revenue          12,002,119  12,941,227 12,783,311  14,830,427
Gross profit      1,905,951   2,370,374  1,911,352   2,331,450
Income (loss)
  before taxes      328,335     643,732   (91,338)     168,568
Net income (loss)   169,244     482,459  (177,402)       5,052

Net income (loss) per share:
  Basic                  .04       .10      (.04)          .00
  Diluted                .04       .10       N/A           .00

Fiscal 2002
Revenue           8,238,779  6,456,208  10,626,380  11,629,215
Gross profit        475,472   (692,069)  2,035,420    (859,074)
Income (loss)
  before taxes     (814,875)(2,315,742)  ( 280,534) (3,797,366)
Net income (loss)  (506,643)(1,417,651)   (189,152) (4,918,147)
Net income (loss) per share:
  Basic                 (.11)     (.30)     (.04)    (1.04)
  Diluted               N/A       N/A       N/A       N/A

Fiscal 2001
Revenue          13,313,669  8,658,397  9,682,556   13,473,413
Gross profit      1,522,452    841,858  1,722,453    1,153,136
Income (loss)
 before taxes      (771,343)   258,147     54,020     (958,451)
Net loss           (490,724)   156,363    (10,629)    (554,535)
Net loss per share
  Basic                 (.10)      .03      (.00)     (.12)
  Diluted               N/A        .03      N/A       N/A

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


Item 9A.  Controls and Procedures.

     An evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report has been performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, those officers concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

     There has been no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




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


Item 12.    Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters.

     Information regarding the beneficial ownership of the Company's equity securities appearing under the caption "Beneficial Ownership of Securities" in the Company's definitive Proxy Statement filed with the Commission in connection with the Company's annual meeting of shareholders is incorporated herein by reference.

       Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes all compensation plans and individual compensation arrangements that were in effect on June 30, 2003, and under which shares of the Company's common stock were authorized for issuance.

              EQUITY COMPENSATION PLAN INFORMATION
                      (a)                            (c)
                   Number of       (b)        Number of shares
                    shares      Weighted-         remaining
                     to be       average    available for future
                    issued      exercise    issuance under equity
Plan                 upon       price of     compensation plans
category           exercise    outstanding       (excluding
                      of         options              shares
                  outstanding                 reflected in column
                    options                        (a)

Equity compensation
 plans approved     530,000       $4.20             95,000
 by security holders

Equity compensation
 plans not           80,000 (1)    2.33                -0-
 approved by
 security holders

Total               610,000        3.96                -0-



 (1) Includes individual options to purchase shares of the Company's common stock held by current or former directors or independent contractors as follows: (i) option for 30,000 shares at an exercise price of $3.58 per share granted during 1995 and expiring during 2005; (ii) option for 10,000 shares at an exercise price of $1.34 per share granted during 2001 and expiring during 2007; (iii) option for 20,000 shares at an exercise price of $1.67 per share granted during 2002, becoming exercisable as to 10,000 shares during 2003 and as to the remaining 10,000 shares during 2004, and expiring as to 10,000 during 2008 and as to the remaining 10,000 shares during 2009; and (iv) option for 20,000 shares at an exercise price of $1.60 per share granted during 2002 and expiring as to 10,000 shares during 2008 and as to the remaining 10,000 shares during 2009.


Item 13.  Certain Relationships and Related Transactions.

     Incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of shareholders (under the caption "Compensation Committee Interlocks and Insider Participation").


Item 14.  Principal Accountant Fees and Services

     Incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Commission in connection with the Company's annual meeting of shareholders (under the caption "Ratification of Appointment of Independent Accountants).


                                  Part IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8 and Form 8-K.

(a)  Documents filed with Report:

     (1)Financial  Statements.    The  following  consolidated   financial
     statements of the Company are contained in Item 8 of this Report.

     Independent auditor's report

     Consolidated balance sheets at June 30, 2003 and 2002

     Consolidated statements of operations for the years ended June 30, 2003, 2002 and 2001

     Consolidated statements of stockholder's equity for the  years  ended
      June 30, 2003, 2002 and 2001

     Consolidated statements of cash flows for the years ended June 30, 2003, 2002 and 2001

     Notes to consolidated financial statements

     (2)Financial Statement Schedules.

     Not applicable.

     (3)Exhibits. An index of exhibits that are a part of this Form 10-K appears following the signature page and is incorporated herein by reference.


(b) Reports on Form 8-K. During the last quarter of the period covered by this Report, the Company filed one Current Reports on Form 8-K dated May 8, 2003, which reported (under Items 9 and 12) its results of operations for the quarter ended March 31, 2003.


     Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FOUNTAIN POWERBOAT INDUSTRIES, INC.


                         By:
                           /S/ Reginald M. Fountain, Jr.
September 15, 2003             Reginald M. Fountain, Jr.
                               Chairman, President, and Chief Executive
                               Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                          Date


/S/ Reginald M. Fountain, Jr.  Chairman,President,and September 15, 2003
    Reginald M. Fountain, Jr.  Chief Executive Officer
                              (Principal Executive Officer)

/S/ A. Myles Cartrette         Director               September 15, 2003
    A. Myles Cartrette


/S/ George L. Deichmann, III   Director               September 15, 2003
    George L. Deichmann, III


/S/ Guy L. Hecker, Jr.         Director               September 15, 2003
    Guy L. Hecker, Jr.


/S/ David C. Miller            Director               September 15, 2003
    David C. Miller


/S/ Mark L. Spencer            Director               September 15, 2003
    Mark L. Spencer


/S/ David L. Woods             Director               September 15, 2003
    David L. Woods


/S/ Irving L. Smith           Chief Financial Officer September 15, 2003
    Irving L. Smith

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

            10.1 *Employment Agreement dated March 31, 1989, between Reginald M. Fountain, Jr. and Fountain Powerboats, Inc. (incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989)

            10.2 *Stock Option Agreement dated August 4, 1995, between Registrant and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

            10.3 *1999 Employee Stock Option Plan (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

            10.4 *Stock Option Agreement dated March 17, 1995, between Registrant and Mark L. Spencer (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

            10.5 Loan Agreement between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant's Current Report on
                  Form 8-K dated July 17, 2003)

            10.6 Promissory Note between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant's Current Report on
                  Form 8-K dated July 17, 2003)

            10.7  Continuing and Unconditional Guaranty between
            Registrant and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant's Current Report on
                  Form 8-K dated July 17, 2003)

            10.8  Continuing and Unconditional Guaranty between Reginald
            M. Fountain, Jr. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant's Current Report on Form 8-K dated July 17, 2003)

            10.9 Security Agreement between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant's Current Report on
                  Form 8-K dated July 17, 2003)

            10.10 Deed of Trust between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant's Current Report on
                  Form 8-K dated July 17, 2003)

            10.11 Master Agreement between Registrant, Fountain
            Powerboats, Inc., Reginald M. Fountain, Jr. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant's Current Report on Form 8-K dated July 17, 2003)

            10.12 Security Agreement between Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant's Current Report on
                  Form 8-K dated July 17, 2003)

            10.13 Deed of Trust between Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant's Current Report on
                  Form 8-K dated July 17, 2003)

            10.14 Engine Supply Agreement between Registrant Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant's Current Report on Form 8-K dated July 17, 2003)

            31.1 Certification of Registrant's Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

            31.2 Certification of Registrant's Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

            32    Certifications of Registrant's Chief Executive Officer
            and Chief Financial Officer pursuant to 18 U.S.C. 1350 (furnished herewith)

            99    Registrant's definitive proxy statement to be filed
            with the Commission
______________________________

* Denotes a management compensation plan or compensatory plan or arrangement