Form 10-Q
period 2003-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2003-11-13
CIK 764858

                    FOUNTAIN POWERBOAT INDUSTRIES, INC.

                                 FORM 10-Q

                             QUARTERLY REPORT

                 FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q



 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2003

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

         Yes[ X ]                   No[     ]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

         Yes[     ]                 No[ X ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                  Outstanding at September 30, 2003

 Common Stock, $.01 par value          4,757,608 shares

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                                   INDEX

                                                                       Page No.

Part I Financial Information

       Item 1.  Financial Statements
            Unaudited Condensed Consolidated Balance Sheets,
             September 30, 2003 and June 30, 2003                          1-2

            Unaudited Condensed Consolidated Statements of Operations,
             for the three months ended September 30, 2003 and 2002         3

            Unaudited Condensed Consolidated Statements of Cash Flows,
             for the three months ended September 30, 2003 and 2002        4-5

            Notes to Unaudited Condensed Consolidated Financial
              Statements                                                   6-13

       Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                            14-15

       Item 3.  Quantitative and Qualitative Disclosures of Market Risk     16

       Item 4.  Controls and Procedures                                     16

Part II  Other Information

       Items 1, 2, 3, 4, 5 & 6                                              17

       Signature                                                            18

       Exhibits. Management Certifications                                19-21

PART I.   Financial Information.

ITEM 1:   Financial Statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS





                                    September 30,    June 30,
                                         2003          2003
                                    _____________  _____________
CURRENT ASSETS:
  Cash and cash equivalents          $ 3,111,177     $1,224,935
  Accounts receivable, net             3,288,612      2,015,371
  Inventories                          3,328,162      3,460,286
  Prepaid expenses                       806,220        644,581
  Current tax assets                     800,716        807,315
                                    _____________  _____________
     Total Current Assets             11,334,887      8,152,488
                                    _____________  _____________
PROPERTY, PLANT AND EQUIPMENT         41,914,183     41,676,783

  Less:  Accumulated depreciation    (26,032,140)   (25,511,099)
                                    _____________  _____________
                                      15,882,043     16,165,684
                                    _____________  _____________

CASH SURRENDER VALUE LIFE INSURANCE    1,432,414      1,378,626

OTHER ASSETS                             536,406        736,288
                                    _____________  _____________
     Total Assets                    $29,185,750    $26,433,086
                                    _____________  _____________


















                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                [Continued]


                                         September 30,    June 30,
                                            2003          2003
                                       _____________    _____________
CURRENT LIABILITIES:
  Current maturities - long-term debt   $ 1,057,604       $ 1,060,444
  Current maturities - capital lease         17,709            20,118
  Accounts payable                        1,909,442         7,498,762
  Accounts payable - related party           25,081           169,043
  Accrued expenses                        1,198,296         1,317,398
  Dealer incentives                          76,485           190,010
  Customer deposits                         108,947           290,658
  Allowance for boat repurchases            200,000           200,000
  Warranty reserve                          900,000           900,000
                                       _____________    _____________
     Total Current Liabilities            5,493,564        11,646,433

LONG-TERM DEBT, less current maturities  18,211,437         8,986,160
CAPITAL LEASE, less current maturities       24,787            24,367
DEFERRED TAX LIABILITY                    1,190,021         1,207,958

COMMITMENTS AND CONTINGENCIES [NOTE 5]            -                 -
                                       _____________    _____________
     Total Liabilities                   24,919,809        21,864,918
                                       _____________    _____________



STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,757,608 shares issued and
    outstanding                              47,576            47,576
  Additional paid-in capital             11,438,886        10,436,551
  Accumulated earnings                   (6,146,335)       (5,801,326)
                                       _____________    _____________
                                          5,340,127         4,682,801
  Less: Treasury stock, at cost,
        15,000 shares                      (110,748)         (110,748)
  Deferred compensation for
    stock options issued                     (2,090)           (3,885)
  Deferred interest for options
    issued for quarantee
    of long-term debt                      (961,348)                -
                                       _____________    _____________
     Total Stockholders' Equity           4,265,941         4,568,168
                                       _____________    _____________
     Total Liabilities and
       Stockholders' Equity            $ 29,185,750      $ 26,433,086
                                       _____________    _____________


 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                     For the Three Months Ended
                                           September 30,
                                      ___________________________
                                         2003          2002
                                      _____________ _____________
NET SALES                             $ 12,885,232  $ 12,002,119

COST OF SALES                           10,853,051    10,096,168
                                      _____________ _____________
  Gross Profit                           2,032,181     1,905,951
                                      _____________ _____________
EXPENSES:
  Selling expense                        1,355,570       832,978
      General and administrative           565,859       467,013
                                      _____________ _____________
     Total expenses                      1,921,429     1,299,991
                                      _____________ _____________
OPERATING INCOME (LOSS)                    110,752       605,960
                                      _____________ _____________
NON-OPERATING INCOME (EXPENSE):
  Other income (expense)                     3,059        28,576
  Interest expense                        (470,158)     (306,201)
                                      _____________ _____________
     Total non-operating
       income (expense)                   (467,099)     (277,625)
                                      _____________ _____________
INCOME (LOSS) BEFORE INCOME TAXES         (356,347)      328,335

CURRENT TAX EXPENSE                              -             -
DEFERRED TAX EXPENSE (BENEFIT)             (11,338)      159,091
                                      _____________ _____________

NET INCOME (LOSS)                     $   (345,009) $    169,244
                                      _____________ _____________

BASIC EARNINGS (LOSS) PER SHARE       $       (.07) $        .04
                                      _____________ _____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                            4,757,608     4,732,608
                                      _____________ _____________

DILUTED EARNINGS  PER SHARE           $       (.07) $        .04
                                      _____________ _____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING ASSUMING DILUTION          4,824,089     4,782,372
                                      _____________ _____________

 The Accompanying notes are an integral part of these unaudited condensed consolidated financial statements

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                      For the Three Months Ended
                                             September 30,
                                      ___________________________
                                          2003           2002
                                      _____________   ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $  (345,009)   $ 169,244

  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
     Depreciation expense                  521,041      528,770
     Net deferred taxes                    (11,338)     159,091
     Gain on sale of fixed asset                 -       29,114
     Amortization of deferred
       loan cost                           226,997       15,450
     Non-cash expense                       42,783        4,416
     Change in assets and liabilities:
       (Increase) decrease in
          accounts receivable           (1,273,241)   1,514,043
       (Increase) decrease in
          inventories                      132,124     (525,410)
       (Increase) decrease in
          prepaid expenses                (161,639)      14,483
       Increase (decrease) in
          accounts payable              (5,733,283)    (503,483)
       Increase (decrease) in
          accrued expenses                (119,102)     (95,683)
       Increase (decrease) in
          dealer incentives               (113,525)    (126,336)
       Increase (decrease) in
          customer deposits               (181,711)    (358,645)
                                      _____________   ___________
        Net Cash Provided (Used) by
          Operating Activities         $(6,670,894)   $  825,054
                                      _____________   ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant,
    and equipment                          (34,700)     (310,405)
  Investment in molds and
    related plugs                         (202,700)      110,000
  (Increase) decrease in other assets      199,882        (3,000)
                                      _____________   ___________
        Net Cash Provided (Used)
          by Investing Activities     $    (37,518)   $ (203,405)
                                      _____________   ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt        $ 18,067,841    $        -
  Payments of long-term debt            (8,980,049)     (237,598)
  Payment of deferred loan cost           (148,129)            -
  Proceeds from stock options exercised          -        16,800
                                      _____________   ___________
        Net Cash Provided (Used)
          by Financing Activities     $  8,939,663    $ (220,798)
                                      _____________   ___________
Net increase (decrease) in cash
  and cash equivalents                $  1,886,242    $  400,851

Cash and cash equivalents at
  beginning of year                   $  1,224,935    $  329,640
                                      _____________   ___________

Cash and cash equivalents at
  end of period                       $  3,111,177    $  730,491
                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                [Continued]

                                      For the Three Months Ended
                                             September 30,
                                      ___________________________
                                          2003           2002
                                      _____________   ___________
Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the period for:

      Interest, net of
        amounts capitalized           $   248,092     $   275,042
      Income Taxes                    $         -     $         -


Supplemental Disclosures of Noncash Investing and Financing Activities:
  For the three month period ended September 30, 2003:
     The Company recorded consulting expense of $1,795 as a result of amortization of deferred compensation from 20,000 options issued to purchase common stock during Fiscal 2002, vesting through January 2004 and expiring through January 2009.

     The Company issued 273,146 options to purchase common stock to Brunswick Corporation as a condition for guarantying the Bank of America loan. The options are exercisable at $.05 per share, vest through July 2008 and expire July 2009. As of September 30, 2003 the Company has recorded $40,988 interest expense.

  For the three month period ended September 30, 2002:
     The Company recorded consulting expense of $4,416 as a result of amortization of deferred compensation from 40,000 options issued to purchase common stock during Fiscal 2002, vesting through January 2004 and expiring through January 2009.




















 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the period ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fountain Powerboats, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

  Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual operating results could differ from those estimated by management.

  Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At September 30, 2003 and June 30, 2003, the Company had $3,011,177 and $1,124,935,
  respectively, in excess of federally insured amounts held in cash.

  Fair Value of Financial Instruments: Management estimates the carrying value of financial instruments on the consolidated financial statements approximates their fair values.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION [Continued]

  Financial Instruments: The Company uses derivative financial instruments for the purpose of reducing it exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

  Revenue Recognition: The Company generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, legal title and all other incidents of ownership have passed from the Company to the dealer or Government, and an accounts receivable is recorded or payment received from the dealer, the Government, or the dealer's third-party commercial lender. This method of sales recognition is in use by most boat manufacturers.

  The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the boat has been completed and shipped to a dealer or to the Government, that title and incidents of ownership have passed to the dealer or to the
  Government, and that there is no direct or indirect commitment to the dealer or to the Government to repurchase the boat save those manufacturers repurchase agreements with lending institutions which are more fully discussed in Note 6 to these financial statements.

  The sales incentive interest payment program for each boat sale is accrued for the entire interest period in the same fiscal accounting period that the related sale is recorded (see Note 6 to these financial statements). The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer's inventory and on floor plan.

  Stock Options: The Company has stock incentive plans that provides for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The plans are more fully described in Note 6. The Company accounts for stock options issued to employee, officer and directors under the stock incentive plan in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the Company's stock incentive plan, stock options are granted at exercise prices that equal or exceed the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the Consolidated Statements of Income.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION [Continued]

  During the periods presented in the accompanying financial statements the Company has granted options under the 1995 and 1999 Stock Options Plans and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost under SFAS No. 123 has been recognized for certain stock options issued under other agreements to non-employee and recorded in the accompanying statement of operations, but no compensation cost under SFAS No. 123 has been recognized for stock options issued under the plans and other agreements with employees.

  Had compensation cost for stock options issued to employees under the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in three months ended 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  For the Quarter
                                                 Ended September 30,
                                              __________________________
                                                  2003           2002
                                              ____________   ___________
 Net Income (Loss)  As reported                $ (345,009)   $  169,244
 Add: Stock-based employee compensation
   expense included in reported net income          1,795         4,416
 Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method                         (5,193)      (11,292)
                                              ____________   ___________
 Net Income (Loss)  Proforma                   $ (348,407)   $  162,368
                                              ____________   ___________

 Basic earnings (loss) per share  As reported  $     (.07)   $      .04
                                  Proforma     $     (.07)   $      .04

 Diluted earnings(loss) per share As reported  $     (.07)   $      .04
                                  Proforma     $     (.07)   $      .04

NOTE 2 - ACCOUNTS RECEIVABLE

  As of September 30, 2003, accounts receivable were $3,288,612 net of the allowance for bad debts of $27,841. This is an increase from the $2,015,371 in net accounts receivable recorded at June 30, 2003. Of the balance at September 30, 2003, $2,201501 subsequently has been collected as of October 20, 2003, and the remaining $1,087,111 is believed to be fully collectible.

  The   Company  has  pledged  its  receivables  as  collateral  for   its
  promissory note with Bank of America.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

  Inventories at September 30, 2003 and June 30, 2003 consisted of the following:


                                      September,     June 30,
                                         2003          2003
                                     ___________   ____________
         Parts and supplies          $ 1,496,212   $ 1,593,057
         Work-in-process               1,655,406     1,702,532
         Finished goods                  226,544       214,696
                                     ___________   ____________
                                     $ 3,378,162   $ 3,510,286

         Obsolete inventory reserve      (50,000)      (50,000)
                                     ___________   ____________
           Total                     $ 3,328,162   $ 3,460,286
                                     ___________   ____________

  The   Company  has  pledged  its  inventories  as  collateral  for   its
  promissory note with Bank of America.

NOTE 4  LONG-TERM DEBT AND PLEDGED ASSETS

  The following is a summary of long-term debt:

                                           September 30,    June 30,
                                                 2003         2003
                                             __________   ___________
     9.99% loans payable to a
       financial institution for
       the purchase of vehicles,
       monthly payments totaling
       $1,383 through August 2005,
       secured by the vehicles purchased.        26,012       32,224

     6.5% loan payable to a
       financial institution for
       the purchase of a vehicle,
       monthly payments of $726
       through December 2006,
       secured by the vehicle purchased.         24,097       25,306

     7.93% to 8% loans payable
       borrowed against the cash
       surrender value of key-man
       life insurance policies
       1998, 2001, and 2002,
       monthly payments of $25,004.           1,333,279    1,265,438

     $10,000,000 credit agreement
       with a financial Corporation
       (See Below).                                   -    8,723,636

     $18,000,000 credit agreement
       with a financial Corporation
       (See Below).                          17,885,653            -
                                             __________   ___________
                                             19,269,041   10,046,604
     Less: Current maturities
      included in current liabilities:       (1,057,604)  (1,060,444)
                                             __________   ___________
                                            $18,211,437   $ 8,986,160
                                             __________   ___________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4  LONG-TERM DEBT AND PLEDGED ASSETS [Continued]

  On July 17, 2003, the Company obtained an $18,000,000 long-term loan from Bank of America. The proceeds were used to refinance the two loans with General Electric Capital Corporation totaling $10,000,000 with total remaining balance of $8,723,636 and a variable interest rate of prime plus 2% or 6.25% as of June 30, 2003. Proceeds from the Bank of America loan were also used to pay trade payables to current status and provide additional operating funds. The new agreement with Bank of America has a $9,000,000 note with a rate that is variable with the
  Wall Street Libor one month floating rate as the index plus the applicable margin. The applicable margin is based on funded debt to earnings before income taxes and depreciation adjustment "EBITDA". The applicable margin is as follows:

    Funded Debt to EBITDA ratio           Applicable Margin
    ___________________________           _________________

    Less than or equal to 1.74 to 1.00                1.90%

    1.75 to 1.00, but less than 2.50 to 1.00          2.10%

    2.50 to 1.00, but less than 3.76 to 1.00          2.25%

    Greater than or equal to 3.76 to 1.00             2.50%

  The applicable margin for the first year is deemed to be 2.25%.

  The new agreement with Bank of America further has a $9,000,000 note under an interest rate swap to provide a fixed rate of 6.02%. The interest rate swap is designated as a fair value hedge and is deemed effective pursuant to SFAS 133. As a result of this swap agreement interest expense was increased by $43,032 for the three months ended September 30, 2003. These Bank of America loans have a fifteen year amortization with a five year balloon payment and are secured by certain assets of the Company and real estate of the Company's President, Chief Executive Officer and majority shareholder, Reginald
  M. Fountain, Jr. Obligations are guaranteed by the Company, an unlimited unconditional guarantee of Mr. Fountain and by Brunswick Corporation, pursuant to a master funding agreement with the Company. Combined monthly payments to Bank of America will be approximately $126,000. The Company has agreed to observe certain covenants under the terms of its note agreements, the most restrictive of which relates to prepayment of excess earnings, the sale of assets securing the notes and key financial ratios.

  Prepayment - The Company is obligated to pay in addition to required monthly principle payments, an additional 50% of the excess earnings after debt service, within 120 days after the close of the Company's fiscal year end.

  Should the Company prepay the balance of the note within one year of the date of the note, the Company must pay one percent (1%) of the unpaid balance on the date before the date of the prepayment is made. If the Company prepays the balance of the note after one year of the date of the note, the Company must pay a half of a percent (.5%) of the unpaid balance on the date before the date the prepayment is made.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4  LONG-TERM DEBT AND PLEDGED ASSETS [Continued]
  Should the Company default on the provision of timely payments, a delinquency charge of four percent (4%) of the unpaid portion of the payment that is more than fifteen days late will be applied. Should the Company remain in a default status, the interest rate charged to the Company shall be an additional two percent (2%) above the rates listed above.

  Loan Guarantee - The Company entered into an agreement with Brunswick Corporation, a division of which supplies marine engines used in the Company's product, wherein Brunswick Corporation agreed to guarantee the $18,000,000 in debt financing, in return the Company President granted Brunswick the option to purchase his common shares and his options to purchase common shares of the Company. The Company's President further agreed to indemnify Brunswick for all amounts in excess of $14,700,000. The Company issued 273,146 options to acquire common shares at $.05 per share, and agreed to issue additional options to acquire sufficient shares which would result in Brunswick owning together with the shares purchased from the Company President 50.1% of the Company's outstanding shares at the weighted average market closing price for the previous 30 days. The Company further entered into an exclusive supply agreement and agreed to restrictions on the Company issuing any equity securities that would dilute Brunswick's potential equity interest in the Company upon exercise of their options with the Company and Company's President without Brunswicks prior approval. Brunswick Corporation's options to purchase vest upon the earlier of the repayment or default of $18,000,000 notes payable, or July 1, 2007. Brunswick Corporation's option expires no earlier than approximately 180 days after vesting.

NOTE 5 - COMMON STOCK

  During January 2002, the Company issued 10,000 options to purchase common stock to a consultant for services to be rendered valued at $14,254. The options are exercisable at $1.67 per share, vest through January 2004 and expire January 2009. During the three months ended September 30, 2003, the Company recorded consulting expense of $1,795.

  During July 2003, the Company issued 273,146 options to purchase common stock to Brunswick Corporation as a condition of guarantying the Bank of America loan. The options are exercisable at $.05 per share, vest through July 2007, expire in approximately July 2009 and are valued at their fair value of $1,002,335 using the Black Scholes Pricing Model. At September 30, 2003, the Company has recorded deferred interest of $961,348 and interest expense of $40,988 in connection with these Options. The Company further issued an option to acquire sufficient shares which would result in Brunswick owning together with the shares purchased from the Company President, 50.1% of the Company's outstanding shares at the weighted average market closing price for the previous 30 days. The Company also agreed not to issue any equity instruments without prior approval of Brunswick Corporation.

  If Brunswick Corporation exercised fully their options with the Company and Company President under the loan guarantee they would own 50.1 % of the outstanding stock of the Company.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS AND CONTINGENCIES

  Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 2003, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $16,625,330. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events which can be reasonably estimated. At September 30, 2003, the allowance for boat repurchases was $200,000.

  Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing. These interest charges amounted to approximately $156,100 for the first three months ended September 30, 2003 and the estimated unpaid dealer interest included in accrued dealer incentives at September 30, 2003 amounted to $79,067.

  Interest Rate Risk - At September 30, 2003, the Company owed $17,885,653 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.25% or 3.77% as of September 30, 2003, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense.

  Engine Supply Agreement - The Company entered into an Engine Supply agreement with Brunswick Corporation, as a condition for guarantying the Bank of America loan, to purchase all marine engines from Mercury Marine division of Brunswick except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

  At September 30, 2003, the Company had receivables and advances from its employees amounting to $4,205.

  During the three month period ended September 30, 2003, the Company paid $71,207 for services rendered to entities owned or controlled by the Company's Chairman, President, and Chief Executive Officer.

  The Company's Chairman, President, and Chief Executive Officer has guaranteed and personally pledged certain of his assets as collateral in connection with the $18,000,000 loan with Bank of America and the Brunswick Corporation agreement to guarantee said loan. The president further agreed to sell certain of his common shares and options to purchase common shares to Brunswick Corporation in connection with their guarantee (See Note 4).

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- INCOME TAXES

  For the three month period ended September 30, 2003 and 2002, the Company paid $0 and $0 for current income taxes and incurred a tax expense/(benefit) for deferred income taxes of $(11,338) and $159,091, respectively.

NOTE 9 - EARNINGS (LOSS) PER SHARE

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

  The   weighted  average  common  shares  and  common  equivalent  shares outstanding for the three month periods ended September 30, 2003 and 2002 for purposes of calculating earnings per share was as follows:

                                       September 30,   September 30,
                                            2003          2002
                                         __________   _____________
  Weighted average common shares
  outstanding used in basic
  earnings per share for the
  nine months ending                      4,757,608       4,732,608

  Effect of dilutive stock options           66,481          49,764
                                         __________   _____________
  Weighted average common shares
  and potential dilutive common
  equivalent shares outstanding
  used in dilutive earnings
  per share                               4,824,089       4,782,372
                                         __________   _____________

  At September 30, 2003 there were 610,000 unexercised stock options, of which 480,000 were held by officers and directors of the Company at prices ranging from $3.58 to $4.67 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.

NOTE 10 - VALUATION AND QUALIFYING ACCOUNTS

  The balance in the following valuation and qualifying accounts at September 30, 2003 and change from the year ended June 30, 2003 are as follows:

                                   Balance   Charge to                 Balance
Valuation and Qualifying           June 30,  Expense      Payments/   September
Account Description                  2003    Adjustments  Deductions  30, 2003
_______________________________   _________  ___________  __________  _________
Allowance for Doubtful accounts      27,841          -           -       27,841
Inventory Valuation Reserve          50,000          -           -       50,000
Deferred Tax Valuation Allowance  2,743,556     84,548           -    2,828,104
Warranty Expense                    900,000    289,892    (289,892)     900,000
Allowance for Boat Repurchases      200,000          -           -      200,000

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.
The operating income for the three months ended September 30, 2003 was $110,752 or $.02 per share and compares to the operating income of $605,960 or $.13 per share for the three months ended September 30, 2002. The net loss for the three months ended September 30, 2003 was $(345,009) or $(.07) per share as compared to a net income for the three months ended September 30, 2002 of $169,244 or $.04 per share.

Net  sales  were  $12,885,232 for the first quarter of Fiscal  2004.   Net
sales were $12,002,119 for the first quarter of Fiscal 2003. During the first quarter of Fiscal 2004, unit volumes increased over the same period of the prior year, with sales volume for three months ended September 30, 2003 at 92 units compared to 86 units for the prior year with a higher than expected mix in the first quarter of Fiscal 2004 of smaller boats versus larger boats.

Gross profits on sales for the three months ended September 30, 2003 was $2,032,181, or 15.8% of net sales, as compared to the gross profits of
$1,905,951, or 15.9% of net sales, for the three months ended September 30, 2002. The gross margin for the three months did not increase as expected due to higher sales of lower margin small sport boats and lower sales of higher margin large fish boats and cruisers than expected, and material costs were not reduced as early in the period as expected.

Selling expenses were $1,355,570 for the three months ended September 30, 2003 as compared to $832,978 for the three months ended September 30, 2002. Increased selling expense resulted from higher racing expense, magazine advertising expense, fish team expense and marketing expense than for the same period of the previous year.

General and administrative expenses were $565,859 for the three months ended September 30, 2003 compared to $467,013 for the three months ended September 30, 2002. Increase in expenditures for use of an airplane, salaries, investor relations and legal fees, partially offset by a reduction in consulting expense resulted in increased administrative expenses as compared to the same period for the prior year.

Interest expense for the three months ended September 30, 2003 was $470,158 as compared to $306,201 for the three months ended September 30, 2002. The significant increase in interest expense was due to the write-off of the amortization of closing costs for the G. E. Capital loan and the expensing of stock options issued to Brunswick Corporation.

Other non-operating (income)/expense for the three months September 30, 2003 was $3,059 as compared to $28,576 for the three months ended September 30, 2002.

Liquidity and Capital Resources.
At September 30, 2003, the Company had working capital of $5,841,323 an improvement of $9,335,268 over the ($3,493,945) working capital deficit at June 30, 2003.

Cash increased to $3,111,177 at September 30, 2003 compared to the $1,224,935 at June 30, 2003. The increase in cash can be generally attributed to the $8,939,663 generated from financing activities primarily attributed to the Bank of America loan ($18,000,000), less $8,980,049 used to reduce existing long-term debt, $6,670,894 used by operating activities attributable to reducing trade payables and increasing accounts receivable and $237,400 used by investing activities for additional capital expenditures to build new molds and tooling.
Cash used by operations for the three months ended September 30, 2003 was $6,670,894, a decrease of $7,495,948 compared to the $825,054 of cash provided in operations for the three months ended September 30, 2002. This change is primarily attributable to the reduction of trade payables using proceeds of the Bank of America loan and increase of accounts receivable due to the timing of collections from third party dealer financiers.

Cash used in the three months ended September 30, 2003 to acquire additional molds and tooling (investing activity) amounted to $202,700, which was invested in the new 38' express fish boat and other miscellaneous tooling projects.

For the remaining nine months of the year ending June 30, 2004 the Company believes that it will continue to improve upon prior years operating results. Management has developed and instituted a plan that budgets expenses and clearly outlines certain sales goals and expectations for the remainder of the fiscal year. Managememt believes they have sufficient resources and can generate sufficient cash flows from operations to meet current liquidity demands.


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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - At September 30, 2003, the Company owed $17,885,653 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.25% or 3.77% as of September 30, 2003, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. A hypothetical 100 basis point increase in interest rates would result in an approximately $90,000 increase in interest expense, resulting in a negative impact on the Company's liquidity and results of operations.

ITEM 4:   Controls and Procedures

      On September 30, 2003 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-
14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective. Management's review and evaluation of disclosure and internal controls and procedures is an ongoing and continual process. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  Other Information.

ITEM 1:   Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending September 30, 2003

ITEM 2:   Change in Securities.

There was no change in securities during the quarter ending September 30, 2003.

Item 3:   Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ending September 30, 2003.

ITEM 4:   Submission of Matters to a vote of Security Holders.

There were no matters submitted to a vote of security holders securities during the quarter ending September 30, 2003.

ITEM 5:   Other Information.

None.

ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

     (1)  Exhibits:
       (a) Exhibit 31.1, Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

          Exhibit 31.2, Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

          Exhibit 32, Certifications Pursuant to 18 U.S.C. Section 1350

       (b) No Current Reports on Form 8-K were filed by the Registrant during the first three months of Fiscal 2004.

                                 SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Registrant)






By:    /s/Irving L. Smith                    Date:  November 13, 2003
         Irving L. Smith
         Chief Financial Officer