Form 10-Q
period 2003-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2004-02-17
CIK 764858

<SEQUENCE>1
<FILENAME>fountain10q1203final.txt

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2003

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

     Yes     [X]           No     [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

     Yes     [ ]           No     [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                         Outstanding at December 31, 2003
Common Stock, $.01 par value                  4,757,608 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


INDEX

                                                                    Page No.

Part I   Financial Information

Item 1.  Financial Statements
   Unaudited Condensed Consolidated Balance Sheets,
   December 31, 2003 and June 30, 2003                              3 - 4

   Unaudited Condensed Consolidated Statements of Operations,
   for the three and six months ended December 31, 2003 and 2002    5

   Unaudited Condensed Consolidated Statements of Cash Flows,
   for the three and six months ended December 31, 2003 and 2002    6 - 7

   Notes to Unaudited Condensed Consolidated Financial
   Statements                                                       8 - 15

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                     16 - 18

Item 3.  Quantitative and Qualitative Disclosures of Market Risk   18

Item 4.  Controls and Procedures                                   18

Part II     Other Information

Items 1, 2, 3, 4, 5 & 6                                            18 - 19

Signature                                                          20

Exhibits

PART I.   FINANCIAL INFORMATION.
ITEM 1:   Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,     June 30,
ASSETS                                                                               2003           2003

CURRENT ASSETS:
   Cash and cash equivalents                                                    $  3,995,211   $  1,224,935
   Accounts receivable, net                                                        2,239,123      2,015,371
   Inventories                                                                     3,891,464      3,460,286
   Prepaid Expenses                                                                  838,397        644,581
   Current tax assets                                                                802,366        807,315
                                                                                 ------------   ------------
Total Current Assets                                                              11,766,561      8,152,488
                                                                                 ------------   ------------
PROPERTY, PLANT AND EQUIPMENT                                                     42,268,908     41,676,783

   Less: Accumulated depreciation                                                (26,554,008)   (25,511,099)
                                                                                 ------------   ------------
                                                                                  15,714,900     16,165,684
                                                                                 ------------   ------------
CASH SURRENDER VALUE LIFE INSURANCE                                                1,479,000      1,378,626

OTHER ASSETS                                                                         611,403        736,288
                                                                                 ------------   ------------

TOTAL ASSETS                                                                    $ 29,571,864   $ 26,433,086
                                                                                 ============   ============






(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

                                                                                  December 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2003           2003

CURRENT LIABILITIES:
   Current maturities - long-term debt                                          $  1,070,916   $  1,060,444
   Current maturities - capital lease                                                 17,709         20,118
   Accounts payable                                                                1,945,322      7,498,762
   Accounts payable - related party                                                   34,000        169,043
   Accrued expenses                                                                  793,599      1,317,398
   Dealer incentives                                                                 693,653        190,010
   Customer deposits                                                                 229,937        290,658
   Allowance for boat repurchases                                                    200,000        200,000
   Warranty reserve                                                                  900,000        900,000
                                                                                 ------------   ------------
      Total Current Liabilities                                                    5,885,136     11,646,433

LONG-TERM DEBT, less current maturities                                           18,070,298      8,986,160
CAPITAL LEASE, less current maturities                                                21,249         24,367
DEFERRED TAX LIABILITY                                                             1,176,012      1,207,958

COMMITMENTS AND CONTINGENCIES (NOTE 5)
                                                                                 ------------   ------------
      Total Liabilities                                                           25,152,695     21,864,918
                                                                                 ------------   ------------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 200,000,000 shares authorized,
      4,757,608 shares issued and outstanding                                         47,576         47,576
   Additional paid-in capital                                                     10,443,840     10,436,551
   Accumulated earnings (deficit)                                                 (5,891,617)    (5,801,326)
                                                                                 ------------   ------------
                                                                                   4,599,799      4,682,801

   Less: Treasury stock, at cost, 15,000 shares                                     (110,748)      (110,748)
   Deferred compensation for stock options issued                                     (2,090)        (3,885)
   Accumulated other comprehensive income from interest rate swap                    (67,792)             -
                                                                                 ------------   ------------
      Total Stockholders' Equity                                                   4,419,169      4,568,168
                                                                                 ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 29,571,864   $ 26,433,086
                                                                                 ============   ============


The Accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three Months Ended    For the Six Months Ended
                                                   December 31,   December 31,   December 31,   December 31,
                                                       2003           2002           2003           2002

NET SALES                                           $ 13,361,811   $ 12,941,227   $ 26,247,043   $ 25,016,213

COST OF SALES                                         11,334,711     10,570,853     22,187,762     20,739,887
                                                     ------------   ------------   ------------   ------------
   Gross Profit                                        2,027,100      2,370,374      4,059,281      4,276,326
                                                     ------------   ------------   ------------   ------------
EXPENSES:
   Selling expense                                     1,050,694      1,082,315      2,406,264      1,915,293
   General and administrative                            519,353        431,241      1,085,212        898,254
                                                     ------------   ------------   ------------   ------------
   Total Expenses                                      1,570,047      1,513,556      3,491,476      2,813,547
                                                     ------------   ------------   ------------   ------------
OPERATING INCOME (LOSS)                                  457,053        856,818        567,805      1,462,779
                                                     ------------   ------------   ------------   ------------
NON-OPERATING INCOME (EXPENSE):
   Other income (expense)                                (1,962)         1,389          1,097         29,965
   Interest expense                                    (216,032)      (214,475)      (686,190)      (520,676)
                                                    ------------   ------------   ------------   ------------
   Total Non-operating Income (Expense)                (217,994)      (213,086)      (685,093)      (490,711)
                                                    ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                       239,059        643,732       (117,288)       972,068

CURRENT TAX EXPENSE (BENEFIT)                                -              -              -              -

DEFERRED TAX EXPENSE (BENEFIT)                          (15,659)       161,273        (26,997)       320,364
                                                    ------------   ------------   ------------   ------------

NET INCOME (LOSS)                                  $    254,718   $    482,459   $    (90,291)  $    651,704
                                                    ============   ============   ============   ============
BASIC EARNINGS (LOSS) PER SHARE                    $       0.05   $       0.10   $      (0.01)  $       0.14
                                                    ============   ============   ============   ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                        4,757,608      4,745,108      4,757,608      4,745,108
                                                    ============   ============   ============   ============

DILUTED EARNINGS (LOSS) PER SHARE                  $       0.05   $       0.10   $      (0.01)  $       0.14
                                                    ============   ============   ============   ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING ASSUMING DILUTION                      4,819,635      4,825,399      4,821,862      4,803,886
                                                    ============   ============   ============   ============




The Accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents


                                                                                 For the Six Months Ended
                                                                                 December 31,   December 31,
                                                                                     2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $    (90,291)   $   651,704

   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
      Depreciation                                                                 1,042,909      1,028,308
      Net deferred taxes                                                             (26,997)       320,365
      Loss on sale of fixed asset                                                          -         29,613
      Amortization of deferred loan cost                                             246,980         30,900
      Non-cash expense                                                                 9,085          8,846
      Change in assets and liabilities:
         Decrease (increase) in accounts receivable                                 (223,752)     2,293,396
         (Increase) in inventories                                                  (431,179)      (477,112)
         (Increase) in prepaid expenses                                             (193,816)      (238,089)
         (Decrease) in accounts payable                                           (5,688,483)      (514,714)
         (Decrease) in accrued expenses                                             (447,814)      (245,572)
         (Decrease) in dealer incentives                                             427,658       (489,937)
         (Decrease) in customer deposits                                             (60,721)      (381,106)
                                                                                 ------------   ------------
      Net Cash Provided (Used) by Operating Activities                            (5,436,421)     2,016,602
                                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                        (110,857)      (793,891)
   Investment in molds and related plugs                                            (481,269)             -
   Proceeds from sale of fixed assets                                                      -        110,500
   (Increase) in other assets                                                       (222,468)      (100,824)
                                                                                 ------------   ------------
      Net Cash Provided (Used) by Investing Activities                              (814,594)      (784,215)
                                                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                   18,067,841         95,000
   Payments of long-term debt                                                     (8,898,421)      (497,442)
   Payment of deferred loan cost                                                    (148,129)             -
   Proceeds from stock options exercised                                                 -           16,800
                                                                                 ------------   ------------
      Net Cash Provided (Used) by Financing Activities                             9,021,291       (385,642)
                                                                                 ------------   ------------
Net increase in cash and cash equivalents                                          2,770,276        846,745

Cash and cash equivalents at beginning of year                                     1,224,935        329,640
                                                                                 ------------   ------------

Cash and cash equivalents at end of period                                      $  3,995,211   $  1,176,385
                                                                                 ============   ============





(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents
(Continued)


                                                                                 For the Six Months Ended
                                                                                 December 31,   December 31,
                                                                                     2003           2002

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized                                        $  498,339     $  520,677

      Income taxes                                                                $        -     $        -



Supplemental Disclosures of Noncash Investing and Financing
Activities:

For the six month period ended December 31, 2003:
The Company recorded consulting expense of $1,795 as a result of amortization of deferred compensation from 20,000 options issued to purchase common stock during Fiscal 2002, vesting through January 2004 and expiring through January 2009.

For the six month period ended December 31, 2002:
The Company recorded consulting expense of $8,846 as a result of amortization of deferred compensation from 40,000 options issued to purchase common stock during Fiscal 2002, vesting through January 2004 and expiring through January 2009.














The Accompanying notes are an integral part of these unaudited
Condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the three and six month periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At December 31, 2003 and June 30, 2003, the Company had $3,895,211 and $1,124,935, respectively, in excess of federally insured amounts held in cash.

Fair Value of Financial Instruments: Management estimates the carrying value of financial instruments on the consolidated financial statements approximates their fair values.

Derivative Financial Instruments: The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company accounts for these derivative financial instruments as an effective cash flow hedge under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and it has the effect of converting the interest rate paid on the notional amount of $9,000,000 of the Company's variable debt to a fixed rate of 6.02%. The difference between the Company's actual variable interest rate and 6.02% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (continued)

The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the boat has been completed and shipped to a dealer or to the Government, that title and incidents of ownership have passed to the dealer or to the Government, and that there is no direct or indirect commitment to the dealer or to the Government to repurchase the boat save those manufacturer's repurchase agreements with lending institutions which are more fully discussed in Note 6 to these financial statements.

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

Stock Options: The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The plans are more fully described in Note 5. The Company accounts for stock options issued to employee, officer and directors under the stock incentive plan in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the Company's stock incentive plan, stock options are granted at exercise prices that equal or exceed the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the Consolidated Statements of Operations.

During the periods presented in the accompanying financial statements the Company has granted options under the 1995 and 1999 Stock Options Plans and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost under SFAS No. 123 has been recognized for certain stock options issued under other agreements to non-employee and recorded in the accompanying statement of operations, but no compensation cost under SFAS No. 123 has been recognized for stock options issued under the plans and other agreements with employees.

Had compensation cost for stock options issued to employees under the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in the six months ended December 31, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (continued)


                                                     For the Three Months Ended    For the Six Months Ended
                                                     December 31,   December 31,   December 31,   December 31,
                                                       2003           2002           2003           2002

Net Income (Loss) as Reported                        $   254,718    $   482,459    $   (90,291)   $   651,704
Add: Stock-based nonemployee compensation
     expense included in reported net income                 -            9,117          1,795         13,533

Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method                        (5,193)       (24,826)       (10,386)       (36,118)
                                                      -----------    -----------    -----------    -----------
Net Income (Loss)       Proforma                     $   249,525    $   466,750    $   (98,882)   $   629,119
                                                      ===========    ===========    ===========    ===========
Basic earnings (loss)   As reported                  $      0.06    $      0.10    $     (0.01)   $      0.14
                                                      ===========    ===========    ===========    ===========
                        Proforma                     $      0.05    $      0.10    $     (0.02)   $      0.13
                                                      ===========    ===========    ===========    ===========
Diluted earnings (loss) As reported                  $      0.06    $      0.10    $     (0.01)   $      0.14
                                                      ===========    ===========    ===========    ===========
                        Proforma                     $      0.05    $      0.10    $     (0.02)   $      0.13
                                                      ===========    ===========    ===========    ===========



NOTE 2 - ACCOUNTS RECEIVABLE

As of December 31, 2003, accounts receivable were $2,239,123 net of the allowance for bad debts of $27,841. This is an increase from the $223,752 in net accounts receivable over the amount recorded at June 30, 2003. Of the balance at December 31, 2003, $2,068,687 subsequently has been collected as of February 12, 2004, and the remaining $198,277 is believed to be fully collectible.

The Company has pledged its receivables as collateral for its promissory note with Bank of America.

NOTE 3 - INVENTORIES

Inventories at December 31, 2003 and June 30, 2003 consisted of the following:

                                                    December 31,    June 30,
                                                       2003           2003

 Parts and supplies                               $  1,721,675   $  1,593,057
 Work-in-process                                     2,112,199      1,702,533
 Finished Goods                                        107,590        214,696
                                                   ------------   ------------
                                                     3,941,464      3,510,286
 Obselete inventory reserve                            (50,000)       (50,000)
                                                   ------------   ------------
 Total                                            $  3,891,464   $  3,460,286
                                                   ============   ============

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The Company has pledged its inventories as collateral for its promissory note with Bank of America.

NOTE 4  - LONG-TERM DEBT AND PLEDGED ASSETS

The following is a summary of long-term debt:

                                                                  December 31,    June 30,
                                                                    2003           2003

 9.99% loans payable to a financial institution for
    the purchase of vehicles, monthly payments
    totaling $1,383 through August 2005, secured
    by the vehicles purchased.                                $     25,396   $     32,224

 6.5% loan payable to a financial institution for the
    purchase of a vehicle, monthly payments of $726
    through December 2006, secured by the vehicle
    purchased.                                                      22,159         25,306

 7.93% to 8% loans payable borrowed against
    the cash surrender value of key-man life insurance
    policies, monthly payments
    of $25,004.                                                  1,358,472      1,265,438

 $10,000,000 credit agreement with a financial
    Corporation (See Below).                                           -        8,723,636

 $18,000,000 credit agreement with a financial
    Corporation (See Below).                                    17,735,187            -
                                                               ------------   ------------
                                                                19,141,214     10,046,604
Less: Current maturities included in current liabilities        (1,070,916)    (1,060,444)
                                                               ------------   ------------

                                                              $ 18,070,298   $  8,986,160
                                                               ============   ============




On July 17, 2003, the Company obtained an $18,000,000 long-term loan from Bank of America. The proceeds were used to refinance the two loans with General Electric Capital Corporation totaling $10,000,000 with total remaining balance of $8,723,636 and a variable interest rate of prime plus 2% or 6.25% as of June 30, 2003. Proceeds from the Bank of America loan were also used to pay trade payables to current status and provide additional operating funds. The new agreement with Bank of America has a $9,000,000 note with a rate that is variable with the Wall Street LIBOR one month floating rate as the index plus the applicable margin. The applicable margin is based on funded debt to earnings before income taxes and depreciation adjustment (EBITDA). The applicable margin is as follows:

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 4  - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

Funded Debt to EBITDA ratio                  Applicable Margin

Less than or equal to 1.74 to 1.00                    1.90%
1.75 to 1.00, but less than 2.50 to 1.00           2.10%
2.50 to 1.00, but less than 3.76 to 1.00           2.25%
Greater than or equal to 3.76 to 1.00              2.50%

The applicable margin for the first year is deemed to be 2.25%.

The agreement with Bank of America further has a $9,000,000 note under an interest rate swap to provide a fixed rate of 6.02%.
The interest rate swap is designated as a cash flow hedge and is deemed effective pursuant to SFAS 133. These Bank of America loans have a fifteen year amortization with a five year balloon payment and are secured by certain assets of the Company and real estate of the Company's President, Chief Executive Officer and majority shareholder, Reginald M. Fountain, Jr. Obligations are guaranteed by the Company, an unlimited unconditional guarantee of Mr. Fountain and by Brunswick Corporation, pursuant to a master funding agreement with the Company. Combined monthly payments to Bank of America will be approximately $126,000.

The Company has agreed to observe certain covenants under the terms of its note agreements, the most restrictive of which relates to prepayment of excess earnings, the sale of assets securing the notes and key financial ratios. Chief among the covenants are:

1. Maintenance of a tangible net worth floor.
2. A current maturity coverage ratio defined as the ratio of the current portion of long-term liabilities plus interest to "cash flow" which is defined as net income plus depreciation, amortization, interest and other non-cash expenditures.
3. A funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio which is defined as the ratio of all outstanding debt both current and long-term to EBITDA.

As of December 31, 2003 the Company was in compliance with all its required covenants.

Prepayment - The Company is obligated to pay in addition to required monthly principle payments, and an additional 50% of the excess earnings after debt service within 120 days after the close of the Company's fiscal year end.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 4  - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

Loan Guarantee - The Company entered into an agreement with Brunswick Corporation, a division of which supplies marine engines used in the Company's product, wherein Brunswick Corporation agreed to guarantee the $18,000,000 in debt financing, in return the Company President granted Brunswick the option to purchase his common shares and his options to purchase common shares of the Company. The Company's President further agreed to indemnify Brunswick for all amounts in excess of $14,700,000. The Company issued 273,146 options to acquire common shares at $.05 per share that are exercisable in the event of a default by the Company on its loan. In the event Brunswick Corporation exercises its option to purchase the Company President's shares the Company has agreed to issue additional shares of common stock which would result in Brunswick owning together with the shares purchased from the Company President 50.1% of the Company's outstanding shares at the weighted average market closing price for the previous 30 days. The Company further entered into an exclusive supply agreement and agreed to restrictions on the Company issuing any equity securities that would dilute Brunswick's potential equity interest in the Company upon exercise of their options with the Company and Company's
President without Brunswicks prior approval.   Brunswick
Corporation's options to purchase vest upon the earlier of the repayment or default of $18,000,000 notes payable, or July 1, 2007. Brunswick Corporation's option expires no earlier than approximately 180 days after vesting.

NOTE 5 - COMMON STOCK

During January 2002, the Company issued 10,000 options to purchase common stock to a consultant for services to be rendered valued at $14,254. The options are exercisable at $1.67 per share, vest through January 2004 and expire January 2009. During the three and six months ended December 31, 2003, the Company recorded consulting expense of $0 and $1,795, respectively.

During July 2003, the Company issued 273,146 options to purchase common stock to Brunswick Corporation as a condition of guarantying the Bank of America loan. The options are exercisable only under conditions of default by the Company of its loan and Brunswick having exercised its guarantee of the loan. Should Brunswick Corporation exercise its option to purchase the Company President's stock, the Company has agreed to issue additional common shares which would result in Brunswick owning together with the shares purchased from the Company President, 50.1% of the Company's outstanding shares at the weighted average market closing price for the previous 30 days. The Company also agreed not to issue any equity instruments without prior approval of Brunswick Corporation.

If Brunswick Corporation exercised fully their options with the Company and Company President under the loan guarantee they would own 50.1 % of the outstanding stock of the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 2003, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $11,129,254. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events which can be reasonably estimated. At December 31, 2003, the allowance for boat repurchases was $200,000.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company vigilantly monitors all its dealers for solvency issues by examining dealer inventory levels and amounts carried under floor plan financing. At present the Company has no dealers that it believes to be at risk of default under their floor plan arrangements.

Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing. These interest charges amounted to approximately $142,331 and $374,416, respectively for the three and six months ended December 31, 2003 and the estimated unpaid dealer interest included in accrued dealer incentives at December 31, 2003 amounted to $77,432.

Interest Rate Risk - At December 31, 2003, the Company owed $17,667,394 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.25% or 3.77% as of December 31, 2003, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense.

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

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

At December 31, 2003, the Company had receivables and advances from its employees amounting to $19,294.

During the three and six month period ended December 31, 2003, the Company paid $42,625 and $123,500 respectively, for services rendered to entities owned or controlled by the Company's
Chairman, President, and Chief Executive Officer.

The Company's Chairman, President, and Chief Executive Officer has guaranteed and personally pledged certain of his assets as collateral in connection with the $18,000,000 loan with Bank of America and the Brunswick Corporation agreement to guarantee said loan. The president further agreed to sell certain of his common shares and options to purchase common shares to Brunswick Corporation in connection with their guarantee (See Note 4)

NOTE 8 - INCOME TAXES

The Company paid $0 and $0 respectively for the three and six month periods ended December 31, 2003 and $0 and $0 respectively, for the three and six month periods ended December 31, 2002 for current income taxes and incurred a tax expense/(benefit) for deferred income taxes for the three and six month periods ended December 31, 2003 of $(15,659) and $(26,997), respectively and for the three and six month periods ended December 31, 2002 of $161,273 and $320,364, respectively.

The Company has a net operating loss carry-forward for tax purposes that is subject to a valuation reserve as well as other permanent and timing differences of income and expenses for tax and financial reporting purposes. Accordingly, the deferred tax expense (benefit) reported on the unaudited condensed consolidated statement of operations is not calculated according to the statutory rate but according to changes in the balances of the timing differences and the valuation reserve in accordance with SFAS No. 109, "Accounting for Income Taxes".

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

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

The weighted average common shares and common equivalent shares outstanding for the three month and six month periods ended
December 31, 2003 and 2002 for purposes of calculating earnings per share was as follows:


                                                     For the Three Months Ended    For the Six Months Ended
                                                   December 31,   December 31,   December 31,   December 31,
                                                       2003           2002           2003           2002

Weighted average common shares outstanding
used in basic earnings per share for the three
and six months ending                                4,757,608      4,745,108      4,757,608      4,745,108

Effect of dilutive stock options                        62,027         80,291         64,254         58,778
                                                     ----------     ----------     ----------     ----------
Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earnings per share                  4,819,635      4,825,399      4,821,862      4,803,886
                                                     ==========     ==========     ==========     ==========



At December 31, 2003 there were 610,000 unexercised stock options, of which 480,000 were held by officers and directors of the Company at prices ranging from $3.58 to $4.67 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.

NOTE 10 - VALUATION AND QUALIFYING ACCOUNTS

The balance in the following valuation and qualifying accounts at December 31, 2003 and change from the year ended June 30, 2003 are as follows:


                                                      Balance       Charge to      Payments        Balance
Valuation and Qualifying                             June 30,        Expense       and Other    December 31,
Account Description                                    2003        Adjustments    Reductions        2003

Allowance for doubtful accounts                         27,841              -              -         27,841
Inventory valuation reserve                             50,000              -              -         50,000
Deferred tax valuation allowance                     2,743,556              -         (6,014)     2,737,542
Warranty reserve                                       900,000        638,018       (638,018)       900,000
Allowance for boat repurchases                         200,000              -              -        200,000



ITEM 2:   Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

The following tables should be read in conjunction with management's discussion and set forth, for the periods and dates indicated, certain financial, operating and balance sheet data including, as applicable, the percentages of net sales:


For the Three Months Ended                  Change over the
                                        December 31, 2003     December 31, 2002     Prior Period

 Net sales                             $13,361,811    100.0% $12,941,227    100.0%  $  420,584      3.2%

 Cost of sales                          11,334,711     84.8%  10,570,853     81.7%     763,858      7.2%
                                        --------------------  --------------------   -------------------
 Gross profit                          $ 2,027,100     15.2% $ 2,370,374     18.3%  $ (343,274)   -14.5%
                                        ====================  ====================   ===================

 Selling expense                       $ 1,050,694           $ 1,082,315            $  (31,621)
 General and administrative            $   519,353           $   431,241            $   88,112
 Interest expense                      $   216,032           $   214,475            $    1,557

 Net income                            $   254,718           $   482,459            $ (227,741)

 Boat shipments (Units shipped)                 94                   103                    (9)

                                        For the Six Months Ended                    Change over the
                                        December 31, 2003     December 31, 2002     Prior Period

 Net sales                             $26,247,043    100.0% $25,016,213    100.0%  $1,230,830      4.9%

 Cost of sales                         $22,187,762     84.5% $20,739,887     82.9%   1,447,875      7.0%
                                        --------------------  --------------------   -------------------
 Gross profit                          $ 4,059,281     15.5% $ 4,276,326     17.1%  $ (217,045)    -5.1%
                                        ====================  ====================   ===================

 Selling expense                       $ 2,406,264           $ 1,915,293            $  490,971
 General and administrative            $ 1,085,212           $   898,254            $  186,958
 Interest expense                      $   686,190           $   520,676            $  165,514

 Net income                            $   (90,291)          $   651,704            $ (741,995)

 Boat shipments (Units shipped)                205                   188                    17




Net Sales - The increase in net sales of $420,584 and $1,230,830 during the three and six months ended December 31, 2003, respectively, from the comparable periods during the previous year was primarily attributable to increases in the unit selling price of the boats produced by the Company.

Gross Profit - The decrease in gross profit of $343,274 and $217,045 for the three and six months ended December 31, 2003, respectively, as compared to the comparable periods in the previous year is primarily attributable to the mix of boats sold by the Company. During the current quarter and six month period the Company sold smaller boats (which have a lower gross margin per sales dollar) in greater numbers than during the comparable period in the previous year.

Selling Expenses - Selling expenses for the three months ended December 31, 2003 were $31,621 less than the amounts incurred during the comparable period in the previous year and represent normal expenditures for sales and marketing activities of the Company. The increase of $490,971 in selling expenses during the six months ended December 31, 2003 over the comparable six months in the previous year is primarily attributable to higher racing, fish team and magazine advertising expenses incurred during the first three months of the Company's fiscal year.

General and Administrative Expenses - The increase in general and administrative expenses of $88,112 and $186,958 for the three and six months ended December 31, 2003, respectively, over the comparable periods in the previous year is primarily attributable to increases in accounting department expenditures relating to compliance with certain provisions of the Sarbanes - Oxley Act and increased travel costs consistent with the acquisition of additional dealers during the period.

Interest Expense - The interest expense during the three months ended December 31, 2003 of $216,032 was $1,557 greater than the interest expense during the comparable quarter in the previous year and represents normal debt service for the Company. The $165,514 increase in interest expense during the six months ended December 31, 2003 over the comparable period in the previous year is primarily attributable to the write-off of the unamortized closing costs of a loan with G. E. Capital that was paid with a partial amount of the proceeds of the Bank of America loan during the quarter ended September 30, 3003.

Net Income - The decrease in net income of $227,741 and $741,995 during the three and six months ended December 31, 2003, respectively, as compared to the comparable periods during the previous year, is primarily attributable to the mix of units sold in the first and second quarters of this year and the increased selling and general and administrative expenses experienced in the first three months of the Company's fiscal year.

Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company's condensed consolidated financial statements for the dates indicated:

                                                         Balances as of
                                                   December 31,     June 30,       Increase
                                                       2003           2002        (Decrease)

 Cash and cash equivalents                           3,995,211      1,224,935      2,770,276
 Working capital                                     5,881,425     (3,493,945)     9,375,370
 Current Ratio                                    2.02 to 1.00   .070 to 1.00
 Quick Ratio                                      1.14 to 1.00   0.11 to 1.00



Cash increased by $2,770,276 to $3,995,211 during the six months ended December 31, 2003 from $1,224,935 at June 30, 2003. The increase in cash can generally be attributed to financing activities which arose from the Bank of America loan of $18,000,000, less $8,980,049 which was used to reduce existing long-term debt, $6,065,742 which was used to reduce trade payables and $592,126 which was used to construct additional molds for the new 38' express fish boat and other miscellaneous tooling projects.

Cash used by operations for the six months ended December 31, 2003 was $5,436,421 and was primarily attributable to the use of loan proceeds to reduce trade payables as outlined in the immediately preceding paragraph and to finance the increase in trade receivables and inventories consistent with the improvement in the Company's sales.

In the six months following the borrowings from Bank of America the Company has internally generated $1,462,381 of cash from operations. The Company believes that it will continue to improve upon the three and six months ended December 31, 2003 and upon its prior years operating results. With a favorable sales climate induced by the improving trends in the U.S. economy and the Company's operation's generated cash flows, Management believes that it will have sufficient resources to meet its current and future liquidity demands.

As described in Note 4 of the notes to the condensed consolidated financial statements, the Company is required to maintain certain covenants with its senior lender, Bank of America. On February 10, 2004 the Company renegotiated certain of these covenants as described in Exhibit 10 of this quarterly report. As of December 31, 2003 the Company was in compliance with all covenants required by its loan agreement with Bank of America.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market
Risk.

Interest Rate Risk - At December 31, 2003, the Company owed $17,667,394 on a $18,000,000 credit agreement with Bank of
America.   The credit agreement has  $9,000,000 at one month
LIBOR plus 2.25% or 3.77% as of December 31, 2003, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. A hypothetical 100 basis point increase in interest rates would result in an approximately $90,000 increase in interest expense, resulting in a negative impact on the Company's liquidity and results of operations.

ITEM 4: Controls and Procedures

On December 31, 2003 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief
Financial Officer,  of the effectiveness   of   the   design
and  operation    of   the   company's disclosure  controls and
procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective. Management's review and evaluation of disclosure and internal controls and procedures is an ongoing and continual process. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION.

ITEM 1:   Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending December 31, 2003

ITEM 2:   Change in Securities.

There was no change in securities during the quarter ending
December 31, 2003.

Item 3:   Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ending December 31, 2003.

ITEM 4:   Submission of Matters to a vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on November
18, 2003. Each person who was then serving as a member of the Board of Directors was re-elected for another one year term. The votes for each nominee were cast as follows:


                                                                    Shares Voting
                                                        For          Against       Withheld

Reginald M. Fountain, Jr.                            3,972,730            -              535
A. Myles Cartrette                                   3,972,730            -              535
George L. Deichmann, III                             3,972,730            -              535
Guy L. Hecker, Jr.                                   3,972,730            -              535
David C. Miller                                      3,972,730            -              535
Mark L. Spencer                                      3,972,730            -              535
Robert L. Stallings, III                             3,972,730            -              535
David L. Woods                                       3,972,730            -              535



The shareholders ratified the Board of Directors' appointment of Pritchett, Siler & Hardy, PA as independent certified public accountants for the Company. The appointment was ratified by a vote of 3,973,099 shares for and 0 shares against or withheld, with 166 abstentions or broker nonvotes.

ITEM 5:   Other Information.

None.

ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

(1). Exhibits:
     (a). Exhibit 10, Agreement dated February 10, 2004 between Fountain Powerboat Industries, Inc. and Bank of America amending the covenant ratios contained in the original loan agreement between the parties executed on July 17. 2003

          Exhibit 31.1, Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

          Exhibit 31.2, Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

          Exhibit 32, Certifications Pursuant to 18 U.S.C. Section 1350

    (b). No Current Reports on Form 8-K were filed by the Registrant during the quarter for which this report was filed.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Registrant)






By:    /s/ Irving L. Smith          Date:  February 13, 2003
      Irving L. Smith
      Chief Financial Officer