Form 10-Q
period 2004-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2004-05-17
CIK 764858

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

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

     Class                            Outstanding at March 31, 2004
 Common Stock, $.01 par value                4,757,608 shares

         FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY


                               INDEX

Page No.

Part I     Financial Information

     Item 1.  Financial Statements
          Unaudited Condensed Consolidated Balance Sheets,
          March 31, 2004 and June 30, 2003                   3 - 4

          Unaudited Condensed Consolidated Statements of
          Operations, for the three and nine months ended
          March 31, 2004 and 2003                                5

          Unaudited Condensed Consolidated Statements of
          Cash Flows, for the three and nine months ended
          March 31, 2004 and 2003                            6 - 7

          Notes to Unaudited Condensed Consolidated
          Financial Statements                              8 - 16
     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                    17 - 19

     Item 3.  Quantitative and Qualitative Disclosures
              of Market Risk                                    19

     Item 4.  Controls and Procedures                           19

Part II     Other Information

     Items 1, 2, 3, 4, 5 & 6                                    20

     Signature                                                  21

     Exhibits

PART I.   FINANCIAL INFORMATION.
ITEM 1:   Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31,      June 30,
ASSETS                                                                              2004           2003
                                                                                ------------   ------------
CURRENT ASSETS:
       Cash and cash equivalents                                                  3,584,625      1,224,935
       Accounts receivable, net                                                   3,585,857      2,015,371
       Inventories                                                                4,637,734      3,460,286
       Prepaid Expenses                                                             649,323        644,581
Current tax assets                                                                  806,066        807,315
                                                                                ------------   ------------
              Total Current Assets                                               13,263,605      8,152,488
                                                                                ------------   ------------
PROPERTY, PLANT AND EQUIPMENT                                                    42,374,815     41,676,783

       Less: Accumulated depreciation                                           (26,863,374)   (25,511,099)
                                                                                ------------   ------------
                                                                                 15,511,440     16,165,684
                                                                                ------------   ------------
CASH SURRENDER VALUE LIFE INSURANCE                                               1,535,284      1,378,626

OTHER ASSETS                                                                        671,351        736,288
                                                                                ------------   ------------
TOTAL ASSETS                                                                     30,981,680     26,433,086
                                                                                ============   ============









Continued


FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                2004           2003
                                                                                ------------   ------------
CURRENT LIABILITIES:
       Current maturities - long-term debt                                        1,091,865      1,060,444
       Current maturities - capital lease                                            17,709         20,118
       Accounts payable                                                           2,026,651      7,498,762
       Accounts payable - related party                                              14,125        169,043
       Accrued expenses                                                           1,045,707      1,317,398
       Dealer incentives                                                          1,040,802        190,010
       Customer deposits                                                            522,207        290,658
       Allowance for boat repurchases                                                75,000        200,000
       Warranty reserve                                                             900,000        900,000
                                                                                ------------   ------------
              Total Current Liabilities                                           6,734,066     11,646,433

LONG-TERM DEBT, less current maturities                                          17,976,978      8,986,160
CAPITAL LEASE, less current maturities                                                6,562         24,367
DEFERRED TAX LIABILITY                                                            1,149,066      1,207,958

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                                    -              -
                                                                                ------------   ------------
              Total Liabilities                                                  25,866,672     21,864,918
                                                                                ------------   ------------
STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value, 200,000,000 shares authorized,
              4,757,608 shares issued and outstanding                                47,576         47,576
       Additional paid-in capital                                                10,443,840     10,436,551
       Accumulated earnings (deficit)                                            (5,106,605)    (5,801,326)
                                                                                ------------   ------------
                                                                                  5,384,811      4,682,801

       Less: Treasury stock, at cost, 15,000 shares                                (110,748)      (110,748)
       Deferred compensation for stock options issued                                (2,090)        (3,885)
       Accumulated other comprehensive income from interest rate swap              (156,965)             -
                                                                                ------------   ------------
              Total Stockholders' Equity                                          5,115,008      4,568,168
                                                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       30,981,680     26,433,086
                                                                                ============   ============

                     The Accompanying notes are an integral part of these unaudited condensed consolidated financial statements


FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Three Months Ended    For the Nine Months Ended
                                                    March 31,      March 31,      March 31,      March 31,
                                                      2004           2003           2004           2003
                                                  ------------   ------------   ------------   ------------
NET SALES                                          15,790,650     12,783,311     42,037,693     37,799,524

COST OF SALES                                      12,671,582     10,871,979     34,859,344     31,611,866
                                                  ------------   ------------   ------------   ------------
       Gross Profit                                 3,119,068      1,911,332      7,178,349      6,187,658
                                                  ------------   ------------   ------------   ------------
EXPENSES:
       Selling expense                              1,593,717      1,396,465      3,999,981      3,311,758
       General and administrative                     487,891        330,467      1,573,103      1,228,721
                                                  ------------   ------------   ------------   ------------
       Total Expenses                               2,081,608      1,726,932      5,573,084      4,540,479
                                                  ------------   ------------   ------------   ------------
OPERATING INCOME (LOSS)                             1,037,460        184,400      1,605,265      1,647,179
                                                  ------------   ------------   ------------   ------------
NON-OPERATING INCOME (EXPENSE):
       Other income (expense)                           5,524        (29,799)         6,621            166
       Interest expense                              (288,619)      (245,939)      (974,809)      (766,615)
                                                  ------------   ------------   ------------   ------------
       Total Non-operating Income (Expense)          (283,095)      (275,738)      (968,188)      (766,449)
                                                  ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                     754,365        (91,338)       637,077        880,730

CURRENT TAX EXPENSE (BENEFIT)                               -              -              -              -

DEFERRED TAX EXPENSE (BENEFIT)                        (30,646)        86,064        (57,643)       406,428
                                                  ------------   ------------   ------------   ------------
NET INCOME (LOSS)                                     785,011       (177,402)       694,720        474,302
                                                  ============   ============   ============   ============
BASIC EARNINGS (LOSS) PER SHARE                          0.17          (0.04)          0.15           0.10
                                                  ============   ============   ============   ============
WEIGHTED AVERAGE SHARES
       OUTSTANDING                                  4,757,608      4,745,108      4,757,608      4,745,108
                                                  ============   ============   ============   ============
DILUTED EARNINGS (LOSS) PER SHARE                        0.16             N/A          0.15           0.10
                                                  ============   ============   ============   ============
WEIGHTED AVERAGE SHARES
       OUTSTANDING ASSUMING DILUTION                4,833,092            N/A      4,825,605      4,811,619
                                                  ============   ============   ============   ============

  The Accompanying notes are an integral part of these unaudited condensed consolidated financial statements


FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents


                                                                                For the Nine Months Ended
                                                                                  March 31,    March 31,
                                                                                    2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:                                           ------------   ------------
       Net income (loss)                                                            694,720        474,302

       Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
              Depreciation                                                        1,545,395      1,574,814
              Net deferred taxes                                                    (57,643)       406,428
              Loss on sale of fixed asset                                            11,696          9,890
              Amortization of deferred loan cost                                    266,963         46,350
              Non-cash expense                                                        9,085         13,440
              Increase in warranty reserve                                                -         30,000
              (Decrease) in allowance for boat repurchases                         (125,000)             -
              Change in assets and liabilities:
                     Decrease (increase) in accounts receivable                  (1,570,486)       438,802
                     (Increase) in inventories                                   (1,177,448)      (113,219)
                     (Increase) in prepaid expenses                                  (4,742)      (400,765)
                     Increase(decrease) in accounts payable                      (5,627,029)         7,726
                     (Decrease) in accrued expenses                                (271,691)       (92,886)
                     Increase(decrease) in dealer incentives                        850,792       (583,936)
                     Increase(decrease) in customer deposits                        231,549       (492,227)
                                                                                ------------   ------------
              Net Cash Provided (Used) by Operating Activities                   (5,223,839)     1,318,719
                                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                                   (153,463)      (512,125)
       Investment in molds and related plugs                                       (774,384)      (576,302)
       Proceeds from sale of fixed assets                                            25,000        165,945
       (Increase) in other assets and liabilities                                  (210,555)      (277,026)
                                                                                ------------   ------------
              Net Cash Provided (Used) by Investing Activities                   (1,113,402)    (1,199,508)
                                                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term debt                                              18,067,841        343,029
       Payments of long-term debt                                                (9,222,781)      (756,778)
       Payment of deferred loan cost                                               (148,129)             -
       Proceeds from stock options exercised                                            -           16,800
                                                                                ------------   ------------
              Net Cash Provided (Used) by Financing Activities                    8,696,931       (396,949)
                                                                                ------------   ------------
Net increase in cash and cash equivalents                                         2,359,690       (277,738)

Cash and cash equivalents at beginning of year                                    1,224,935        329,640
                                                                                ------------   ------------
Cash and cash equivalents at end of period                                        3,584,625         51,902
                                                                                ============   ============

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents
(Continued)

                                                                                For the Nine Months Ended
                                                                                  March 31,      March 31,
                                                                                    2004           2003
                                                                                ------------   ------------
Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for:
              Interest, net of amounts capitalized                                  977,171        771,831

              Income taxes                                                                -              -




Supplemental Disclosures of Noncash Investing and Financing
Activities:

For the nine month period ended March 31, 2004:
The Company recorded consulting expense of $1,795 as a result of amortization of deferred compensation from 20,000 options issued to purchase common stock during Fiscal 2002, vesting through January 2004 and expiring through January 2009.

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














      The Accompanying notes are an integral part of these unaudited
              Condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the three and nine month periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At March 31, 2004 and June 30, 2003, the Company had $3,484,625 and $1,124,935, respectively, in excess of federally insured amounts held in cash.

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

The Company has entered into arrangements that license other foreign companies to manufacture boats utilizing the Company's concepts and designs in exchange for royalties received for each boat manufactured and sold. The Company accounts for these royalties as sales revenue when payment is received.

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

During the periods presented in the accompanying financial statements the Company has granted options under the 1995 and 1999 Stock Options Plans and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost under SFAS No. 123 has been recognized for certain stock options issued under other agreements to non-employee and recorded in the accompanying statement of operations, but no compensation cost under SFAS No. 123 has been recognized for stock options issued under the plans and other agreements with employees.
Had compensation cost for stock options issued to employees under the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in the nine months ended March 31, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (continued)

                                                   For the Three Months Ended    For the Nine Months Ended
                                                    March 31,      March 31,      March 31,      March 31,
                                                      2004           2003           2004           2003
                                                  ------------   ------------   ------------   ------------
Net Income (Loss) as Reported                           785,011       (177,401)       694,720        474,302
Add: Stock-based nonemployee compensation
       expense included in reported net income                -          4,600          1,795         15,446

Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method                     (5,193)       (24,826)       (15,579)       (60,944)
                                                   ------------   ------------   ------------   ------------
Net Income (Loss) Proforma                              779,818       (197,627)       680,936        428,804
                                                   ============   ============   ============   ============

Basic earnings (loss) per share:   As reported             0.17          (0.04)          0.15           0.10
                                   Proforma                0.16          (0.04)          0.14           0.09

Diluted earnings (loss) per share: As reported             0.16           N/A            0.14           0.10
                                   Proforma                0.16           N/A            0.14           0.09



NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2004 and June 30, 2003 consisted of the following:

                                            March 31,      June 30,
                                              2004           2003
                                          ------------   ------------
Trade accounts receivable                   3,668,698      2,043,212
Allowance for doubtful accounts               (82,841)       (27,841)
                                          ------------   ------------
 Total                                      3,585,857      2,015,371
                                          ============   ============


The Company reviews its receivables on a regular basis and adjusts its allowance for doubtful accounts based upon its best judgment. The Company believes these amounts (net of the allowance for doubtful accounts) to be fully realizable and has pledged its receivables as collateral for its promissory note with Bank of America.

NOTE 3 - INVENTORIES

Inventories at March 31, 2004 and June 30, 2003 consisted of the following:

                                            March 31,      June 30,
                                              2004           2003
                                          ------------   ------------
 Parts and supplies                         1,895,490      1,593,057
 Work-in-process                            2,636,510      1,702,533
 Finished Goods                               155,734        214,696
                                          ------------   ------------
                                            4,687,734      3,510,286

 Obselete inventory reserve                   (50,000)       (50,000)
                                          ------------   ------------
 Total                                      4,637,734      3,460,286
                                          ============   ============

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The Company has pledged its inventories as collateral for its promissory note with Bank of America.

NOTE 4  - LONG-TERM DEBT AND PLEDGED ASSETS

The following is a summary of long-term debt:


                                                                   March 31,      June 30,
                                                                     2004           2003
                                                                 ------------   ------------
 9.99% loans payable to a financial institution for
        the purchase of vehicles, monthly payments
        totaling $1,383 through August 2005, secured
        by the vehicles purchased.                                    21,852         32,224

 6.5% loan payable to a financial institution for the
        purchase of a vehicle, monthly payments of $726
        through December 2006, secured by the vehicle
        purchased.                                                    20,276         25,306

 7.93% to 8% loans payable borrowed against
        the cash surrender value of key-man life insurance
        policies 1998, 2001, and 2002, monthly payments
        of $25,004.                                                1,366,491      1,265,438

 $10,000,000 credit agreement with a financial
        Corporation (See Below).                                         -        8,723,636

 $18,000,000 credit agreement with a financial
        Corporation (See Below).                                  17,660,224            -
                                                                 ------------   ------------
                                                                  19,068,843     10,046,604

Less: Current maturities included in current liabilities          (1,091,865)    (1,060,444)
                                                                 ------------   ------------
                                                                  17,976,978      8,986,160
                                                                 ============   ============


On July 17, 2003, the Company obtained an $18,000,000 long-term loan from Bank of America which matures in five years. The proceeds were used to refinance the two loans with General Electric Capital Corporation totaling $10,000,000 with total remaining balance of $8,723,636 and a variable interest rate of prime plus 2% or 6.25% as of June 30, 2003. Proceeds from the Bank of America loan were also used to pay trade payables to current status and provide additional operating funds. The new agreement with Bank of America has a $9,000,000 note with a rate that is variable with the Wall Street LIBOR one month floating rate as the index plus the applicable margin. The applicable margin is based on funded debt to earnings before income taxes and depreciation adjustment (EBITDA). The applicable margin is as follows:

     Funded Debt to EBITDA ratio             Applicable Margin
     Less than or equal to 1.74 to 1.00           1.90%
     1.75 to 1.00, but less than 2.50 to 1.00     2.10%
     2.50 to 1.00, but less than 3.76 to 1.00     2.25%
     Greater than or equal to 3.76 to 1.00        2.50%

The applicable margin for the first year is deemed to be 2.25%
(2.50% for seven months as amended on February 10, 2004).

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

The Company has agreed to observe certain covenants under the terms of its note agreements, the most restrictive of which relates to prepayment of excess earnings, the sale of assets securing the notes and key financial ratios. Chief among the covenants are:

   1. Maintenance of a tangible net worth floor which the Company's tangible net worth may not fall below.

   2. A current maturity coverage ratio defined as the ratio of the current portion of long-term liabilities plus interest to "cash flow" which is defined as net income plus depreciation, amortization, interest and other non-cash expenditures which the Company's ratio may not fall below.

   3. A funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio which is defined as the ratio of all outstanding debt both current and long-term to EBITDA which the Company's ratio may not exceed.

   4. Maintenance of a gross margin (gross profit) percentage floor which the Company's gross margin percentage may not fall below.

These covenants change and generally become more restrictive in future periods. The following matrix lists the required covenant levels for the periods then indicated:


                                     March 31,      June 30,     September 30,  December 31,     June 30,
                                       2004           2004           2004           2004           2005
                                   ------------   ------------   ------------   ------------   ------------
Tangible Net Worth Floor           4.300 Million $4.475 Million $4.500 Million $4.800 Million $5.225 Million

Current Maturity Coverage Ratio     1.25 to 1.00   1.30 to 1.00   1.40 to 1.00   1.50 to 1.00   1.50 to 1.00

Funded Debt to EBITDA               6.25 to 1.00   6.00 to 1.00   5.25 to 1.00   5.00 to 1.00   3.75 to 1.00

Gross Margin Floor %                      13.50%         14.50%         14.50%         14.50%         14.50%


The Company is required to renegotiate these covenants prior to
June 30, 2005.
Page  12

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 4  - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

The Company's performance under the loan covenants for the current quarter ended March 31, 2004 was as follows:

1. The applicable tangible net worth floor required by the Company's lender for the current quarter ended March 31, 2004 was a tangible net worth not less than $4.30 million. The Company's tangible net worth for purposes of determining compliance was $5.12 million.
2. The current maturity coverage ratio required by the Company's lender for the current quarter ended March 31, 2004 was a ratio not less than 1.25 to 1.00. The Company's current maturity coverage ratio for purposes of determining compliance was 1.79 to 1.00.
3. The funded debt to EBITDA ratio required by the Company's lender for the current quarter ended March 31, 2004 was a ratio not more than 6.25 to 1.00. The Company's funded debt to EBITDA ratio for purposes of determining compliance was 4.53 to 1.00.
4. The gross margin percentage floor required by the Company's lender for the current quarter ended March 31, 2004 was a gross margin percentage of not less than 13.5%. The Company's gross margin percentage for purposes of determining compliance was 19.8%.

As of March 31, 2004 the Company was in compliance with all its required covenants.

In addition to the covenants listed above, the Company may not exceed its budgeted annual listing of fixed asset purchases approved by the loan's guarantor, Brunswick Corporation and any non-listed fixed asset purchases greater than $50,000 per instance must have Brunswick Corporation's express approval prior to acquisition. The Company expects this restriction to have no material effect upon its ability to maintain and improve its facilities and compete with other companies in the boating industry.

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

NOTE 5 - COMMON STOCK
During January 2002, the Company issued 10,000 options to purchase common stock to a consultant for services to be rendered valued at $14,254. The options are exercisable at $1.67 per share, vest through January 2004 and expire January 2009. During the three and nine months ended March 31, 2004, the Company recorded consulting expense of $0 and $1,795, respectively as compare to the respective March 31, 2003 amounts of $4,600 and $15,446.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 2004, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $25,637,698. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the allowance is based upon probable future events which can be reasonably estimated. At March 31, 2004, the allowance for boat repurchases was $75,000.

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

Dealer Interest - The Company regularly pays a portion of dealers' interest charges for floor plan financing. These interest charges amounted to approximately $278,453 and $652,869, respectively for the three and nine months ended March 31, 2004 and the estimated unpaid dealer interest included in accrued dealer incentives at March 31, 2004 amounted to $51,540.

Interest Rate Risk - At March 31, 2004, the Company owed $17,660,224 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.25% or 3.77% as of December 31, 2003, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense.
Engine Supply Agreement - The Company entered into an Engine Supply agreement with Brunswick Corporation, as a condition for guarantying the Bank of America loan, to purchase all marine engines from Mercury Marine division of Brunswick except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

At March 31, 2004, the Company had receivables and advances from its employees amounting to $9,730.

During the three and nine month period ended March 31, 2004, the Company paid $55,000 and $178,500 respectively, for services rendered to entities owned or controlled by the Company's
Chairman, President, and Chief Executive Officer.

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

The Company paid $0 and $0 respectively for the three and nine month periods ended March 31, 2004 and $0 and $0 respectively, for the three and nine month periods ended March 31, 2003 for current income taxes and incurred a tax expense/(benefit) for deferred income taxes for the three and nine month periods ended March 31, 2004 of $(30,646) and $(57,643), respectively and for the three and nine month periods ended March 31, 2003 of $86,064 and $406,428, respectively.

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

The weighted average common shares and common equivalent shares outstanding for the three month and nine month periods ended
March 31, 2004 and 2003 for purposes of calculating earnings per share was as follows:

                                                  For the Three Months Ended    For the Nine Months Ended
                                                    March 31,      March 31,      March 31,      March 31,
                                                      2004           2003           2004           2003
                                                  ------------   ------------   ------------   ------------
Weighted average common shares outstanding
used in basic earnings per share for the three
and six months ending                               4,757,608      4,745,108      4,757,608      4,745,108

Effect of dilutive stock options                       75,484             N/A        67,997         66,511
                                                  ------------   ------------   ------------   ------------
Weighted average common shares and potential
dilutive common equivalent shares outstanding
used in dilutive earnings per share                 4,833,092             N/A     4,825,605      4,811,619



At March 31, 2004 there were 610,000 unexercised stock options, of which 480,000 were held by officers and directors of the Company at prices ranging from $3.58 to $4.67 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.

NOTE 10 - VALUATION AND QUALIFYING ACCOUNTS

The balance in the following valuation and qualifying accounts at March 31, 2004 and change from the year ended June 30, 2003 are as follows:

                                                     Balance       Charge to      Payments        Balance
Valuation and Qualifying                            June 30,        Expense       and Other      March 31,
Account Description                                   2003        Adjustments    Reductions        2004
                                                  ------------   ------------   ------------   ------------
Allowance for doubtful accounts                        27,841         55,000              -         82,841
Inventory valuation reserve                            50,000              -              -         50,000
Deferred tax valuation allowance                    2,743,556              -       (338,111)     2,405,445
Warranty reserve                                      900,000        889,833        889,833      2,679,666
Allowance for boat repurchases                        200,000       (125,000)             -         75,000


ITEM 2:   Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

The following tables should be read in conjunction with management's discussion and set forth, for the periods and dates indicated, certain financial, operating and balance sheet data including, as applicable, the percentages of net sales:


                                           For the Three Months Ended                    Change over the
                                           March 31, 2004         March 31, 2003         Prior Period

 Net sales                                  15,790,650   100.0%  12,783,311   100.0%   3,007,339    23.5%

 Cost of sales                              12,671,582    80.2%  10,871,979    85.0%   1,799,603    16.6%
                                           -----------   -----  -----------   -----  -----------   -----
 Gross profit                                3,119,068    19.8%   1,911,332    15.0%   1,207,736    63.2%
                                           ===========   =====  ===========   =====  ===========   =====
 Selling expense                             1,593,717            1,396,465              197,252
 General and administrative                    487,891              330,467              157,424
 Interest expense                              288,619              245,939               42,680

 Net income                                    785,011             (177,402)             962,413

 Boat shipments (Units shipped)                     94                   93                      1

                                           For the Nine Months Ended                     Change over the
                                           March 31, 2004         March 31, 2003         Prior Period

 Net sales                                  42,037,693   100.0%  37,799,524   100.0%   4,238,169    11.2%

 Cost of sales                              34,859,344    82.9%  31,611,866    83.6%   3,247,478    10.3%
                                           -----------   -----  -----------   -----  -----------   -----
 Gross profit                                7,178,349    17.1%   6,187,658    16.4%     990,691    16.0%
                                           ===========   =====  ===========   =====  ===========   =====
 Selling expense                             3,999,981            3,311,758              688,223
 General and administrative                  1,573,103            1,228,721              344,382
 Interest expense                              974,809              766,615              208,194
 Net income                                    694,720              474,302              220,418

 Boat shipments (Units shipped)                    299                  281                   18


Net Sales - The increase in net sales of $3,007,339 and $4,238,169 during the three and nine months ended March 31, 2004, respectively, from the comparable periods during the previous year was primarily attributable to increases in the unit selling price of the boats produced by the Company.

Gross Profit - The increase in gross profit of $1,207,736 and $990,691 for the three and nine months ended March 31, 2004, respectively, as compared to the comparable periods in the previous year is primarily attributable to the increase in the unit selling price of boats sold as discussed above combined with a favorable mix of boats sold by the Company. During the current quarter and nine month period the Company sold larger boats (which have a higher gross margin per sales dollar) in greater numbers than during the comparable period in the previous year.

Selling Expenses - Selling expenses for the three months ended March 31, 2004 were $197,252 more than the amounts incurred during the comparable period in the previous year and represent normal expenditures for sales and marketing activities of the Company. The increase of $688,223 in selling expenses during the nine months ended March 31, 2004 over the comparable nine months in the previous year is primarily attributable to higher racing, fish team and magazine advertising expenses incurred during the first three months of the Company's fiscal year.

General and Administrative Expenses - The increase in general and administrative expenses of $157,424 and $344,382 for the three and nine months ended March 31, 2004, respectively, over the comparable periods in the previous year is primarily attributable to increases in accounting department expenditures relating to compliance with certain provisions of the Sarbanes - Oxley Act and increased travel costs consistent with the acquisition of additional dealers during the period.

Interest Expense - The interest expense during the three months ended March 31, 2004 of $288,619 was $42,680 greater than the interest expense during the comparable quarter in the previous year and represents normal debt service for the Company. The $208,194 increase in interest expense during the nine months ended March 31, 2004 over the comparable period in the previous year is primarily attributable to the write-off of the unamortized closing costs of a loan with G. E. Capital that was paid with a partial amount of the proceeds of the Bank of America loan during the quarter ended September 30, 3003.

Net Income - The increase in net income of $962,413 and $220,418 during the three and nine months ended March 31, 2004, respectively, as compared to the comparable periods during the previous year, is primarily attributable to the favorable mix of units sold in the first, second and third quarters of this year and the increased selling price per unit currently being enjoyed by the Company.

Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company's condensed consolidated financial statements for the dates indicated:

                                          Balances as of
                             March 31,      June 30,       Increase
                               2004           2003        (Decrease)
                           ------------   ------------   ------------
 Cash and cash equivalents   3,584,625      1,224,935      2,359,690

 Working capital             6,529,539     (3,493,945)    10,023,484

 Current Ratio            1.97 to 1.00   0.71 to 1.00

 Quick Ratio              0.87 to 1.00   0.13 to 1.00


Cash increased by $2,359,690 to $3,854,625 during the nine months ended March 31, 2003 from $1,224,935 at June 30, 2003. The increase in cash can generally be attributed to financing activities which arose from the Bank of America loan of $18,000,000, less $8,980,049 which was used to reduce existing long-term debt, $6,065,742 which was used to reduce trade payables and $592,126 which was used to construct additional molds for the new 38' express fish boat and other miscellaneous tooling projects.

Cash used by operations for the nine months ended March 31, 2003 was $5,223,839 and was primarily attributable to the use of loan proceeds to reduce trade payables as outlined in the immediately preceding paragraph and to finance the increase in trade receivables and inventories consistent with the improvement in the Company's sales.

In the nine months following the borrowings from Bank of America the Company has internally generated $1,942,776 of cash from operations. The Company believes that it will continue to improve upon the three and nine months ended March 31, 2004 and upon its prior years operating results. With a favorable sales climate induced by the improving trends in the U.S. economy and the Company's operation's generated cash flows, Management believes that it will have sufficient resources to meet its current and future liquidity demands.

As described in Note 4 of the notes to the condensed consolidated financial statements, the Company is required to maintain certain covenants with its senior lender, Bank of America. On February 10, 2004 the Company renegotiated certain of these covenants as described in Exhibit 10 of this quarterly report. The Company entered into negotiations with its senior lender because it believed that the covenants as originally conceived were too restrictive and difficult to achieve and would lead to situations in which the Company would be required to seek waivers of covenants on a continual basis for each quarter a violation occurred and the Company believed that it would not be able to meet any of its original covenants for the current quarter. Additionally, while the Company believed the covenants were too restrictive at the present time, it believed that its financial conditions and results of operations would continually improve and that more restrictive covenants could be implemented in the future. In consideration of the above the Company granted its lender an additional .25% interest margin for a seven month period which will have the effect of raising its interest expense an additional $1,875 per month for the seven month period.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market
Risk.

Interest Rate Risk - At March 31, 2004, the Company owed $17,660,224 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.25% or 3.77% as of December 31, 2003, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. A hypothetical 100 basis point increase in interest rates would result in an approximately $90,000 increase in interest expense, resulting in a negative impact on the Company's liquidity and results of operations.

ITEM 4: Controls and Procedures

On March 31, 2004 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design   and
operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective. Management's review and evaluation of disclosure and internal controls and procedures is an ongoing and continual process. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION.

ITEM 1:   Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending March 31, 2004.

ITEM 2:   Change in Securities.

There was no change in securities during the quarter ending March
31, 2004.

Item 3:   Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ending March 31, 2004.

ITEM 4:   Submission of Matters to a vote of Security Holders.

There were no matters submitted to a vote of the Company's security holders during the quarter ending March 31, 2004.

ITEM 5:   Other Information.

On April 14, 2004 the Board of Directors adopted a new code of ethics for the Company's executive officers and members of the Board of Directors. On May 4, 2004 the Company reproduced the code of ethics on its internet website at www.fountainpowerboats. com and filed Form 8-K and reproduced the code of ethics as an exhibit to the report.

Additionally, the Board of Directors in accordance with the listing requirements of NASDAQ created a Corporate Governance Committee to perform, among other duties, act as the nominating committee for the Board of Directors and make recommendations regarding candidates for the Board of Directors, act as the compensation committee with regard to recommendations regarding the compensation of the Company's executive officers, and perform other such governance tasks as may be required. The Company has reproduced the charter for the Corporate Governance Committee ethics on its internet website at www.fountainpowerboats.com.

ITEM 6:   Exhibits and Reports on Form 8 and Form 8-K.

         (1). Exhibits:
              (a). Exhibit 31.1, Certification pursuant to Rule
                   13a-14(a) by the Chief Executive Officer

                   Exhibit 31.2, Certification pursuant to Rule
                   13a-14(a) by the Chief Financial Officer

                   Exhibit 32, Certifications Pursuant to 18
                   U.S.C. Section 1350

              (b). A Current Report on Form 8-K was filed on
                   May 4, 2004 reproducing the Company's recently adopted Code of Ethics for Executive Officers and Directors. The Form 8-K is incorporated herein by reference.

                   A Current Report on Form 8-K was filed on
                   February 19, 2004 reproducing the Company's news release regarding orders for the Company's boats at the Miami Boat Show. The Form 8-K is incorporated herein by reference.

                   A Current Report on Form 8-K was filed on
                   April 30, 2004 reporting the Company's earnings for the three and nine months ending March 31, 2004. The Form 8-K is incorporated herein by reference.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Registrant)






By: /s/ Irving L. Smith                     Date:  May 14, 2004
        Irving L. Smith
        Chief Financial Officer