Form 10-K/A
period 2003-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2004-08-16
CIK 764858

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                FORM 10-K/A

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

                               Explanatory Note


      Fountain Powerboat Industries, Inc. is filing this Amendment to its Annual Report on Form 10-K for the year ended June 30, 2003 to restate earnings and earnings per share due to adjustments to its previously reported allowance for deferred tax assets as required by SFAS 109. Previous amounts did not reflect fully the effects of certain NOL carryforwards and their affects on the net of deferred tax assets and liabilities. See Note 7 to the financial statements for further information related to this issue. Additional comments were also added to the Managements' Discussion and Analysis, Results of Operations, to further explain the Company's reasons for maintaining the deferred tax asset allowance. In addition, comments were added to the Liquidity and Capital Resources section to further explain current and future cash flows that satisfy the liquidity demands of the Company.

      With the exception of the foregoing corrections, no other information in the Annual Report on Form 10-K for the year ended June 30, 2003 has been supplemented, updated or amended.


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

     Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:

                           Fiscal         Fiscal          Fiscal
                            2003           2002            2001
                            ------        ------          ------
  Sport boats                198            115             219
  Wide Beam Fish              69             44              16
  Wide Beam Cruisers          29             21              10
  Sport fishing boats         89             48              84
  Other                        3              3               1
                            ------        ------          ------
               Total         388            231             330
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

     Following is a table of sales by geographic area for the last three fiscal years:

                                Fiscal 2003   Fiscal 2002   Fiscal 2001

 United  States  .............  $50,816,277   $35,450,436   $42,238,206
 Canada, Mexico, Central
  and South America ..........  $   929,481   $ 1,500,145   $ 2,509,638
 Europe and
  the  Middle  East  .........  $   595,777   $         -   $   380,190
 Asia  .......................  $   235,549   $         -   $         -
                                -----------   -----------   -----------
 Total .......................  $52,557,084   $36,950,581   $45,128,034
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

                    Approximate
                  Square Footage    Principal Use
   Building 1 ........ 13,200       Executive offices, shipping, receiving,
                                    and paint shop.
   Building 2 ........  7,200       Final prep.
   Building 3 ........ 75,800       Lamination, upholstery, assembly,
                                    inventory, cafeteria.
   Building 4 ........ 14,250       Woodworking.
   Building 5 ........ 26,800       Mating, small parts lamination.
   Building 6 ........ 23,800       Metal fabrication.
   Building 7 ........ 15,720       Racing, service, and warranty.
   Building 8 ........  8,750       Lamination extension area.
   Building 9 ........  4,800       Mold storage.
   Building 10........ 26,960       Fabrication, sportswear sales.
   Building 11........ 12,000       Cruiser manufacturing.
   Building 12........  5,760       Maintenance and storage.
                      -------
     Total ...........235,040
                       ======

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

     During Fiscal 2003, the Company sold an aggregate of 25,000 shares of its common stock to its Director, David L. Woods, for cash at a price of $1.344 per share (an aggregate of $16,800) pursuant to his exercise of stock options previously granted to him. The shares were sold in two transactions (12,500 shares each on September 30, 2002 and April 18, 2003) without registration in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder

Item 6.  Selected Financial Data

            Fountain Powerboat Industries, Inc. and Subsidiary
                          Selected Financial Data
                      Fiscal Years 1999 through 2003


                            Year Ended June 30
Operations Statement Data:---------------------------------------------------
(Period Ended)       2003         2002        2001        2000        1999
                  ----------- ----------- ----------- ----------- -----------
(Restated)
Sales             $52,557,084 $36,950,581 $45,128,034 $56,367,899 $52,074,639


Net Income (loss) $   879,996 $(7,031,593)$ (899,526) $ 1,258,342 $(1,255,791)


Income (loss) per
  share           $       .19 $    (1.49) $     (.19) $       .27 $     (.27)


Weighted
  average shares
  outstanding       4,744,457   4,732,608   4,732,608   4,732,608   4,711,896

Diluted earnings
  per share       $       .18 $    (1.49) $     (.19) $       .27 $     (.27)


Diluted weighted
  average shares
  outstanding       4,818,806   4,732,608   4,732,608   4,732,651   4,711,896



Balance Sheet Data
(At Period End)
-----------------------------------

Current Assets    $ 7,648,996 $ 7,885,047 $ 8,934,936 $13,621,499 $14,084,888


Total Assets      $25,929,594 $26,534,696 $28,947,752 $33,431,084 $33,930,960


Current
  Liabilities     $11,646,433 $11,775,953 $10,567,139 $12,144,123 $12,183,630


Long-term debt    $ 9,010,527 $ 9,827,161 $ 6,629,904 $ 8,215,486 $10,215,334


Stockholders'
  equity (1)      $ 4,968,811 $ 3,968,702 $10,991,132 $11,890,658 $10,632,316



       (1) The Company has not paid any cash dividends since its inception

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a C.O.D. sale, or payments prior to shipment sale or sale financed through third-party floor plan arrangements are that the boat has been completed and shipped to a customer, that title has passed to the customer, and that there is no direct commitment to repurchase the boat or to pay floor plan interest beyond the sales program terms. As described more fully below at "Business Environment", most of the Company's shipments to dealers were financed through floor plan arrangements with third-party lenders pursuant to which the Company is subject to repurchase boats repossessed by the third-party lenders if the dealer defaults under his credit arrangement. The Company has no repurchase liability for the balance of shipments. This is the method of sales recognition believed to be in use by most boat manufacturers.

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

Results of Operations.

     Fiscal 2003 net profit for the Company was $879,996 or $.19 per share. This compares to a net loss of ($7,031,593) or ($1.49) per share for Fiscal 2002. This is a result of the improved sales volume, expense and cost reduction efforts and the contribution of improved manufacturing efficiencies .

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

      Depreciation expense was $2,112,051 for Fiscal 2003, $2,294,254 for Fiscal 2002, and $2,293,284 for Fiscal 2001. The decrease in depreciation for the year 2003, is attributable to the $1,182,320 impairment charge of certain long-lived assets in Fiscal 2002 and the sale of certain transportation equipment during 2003. Depreciation expense by asset category was as follows:

                            Fiscal 2003    Fiscal 2002    Fiscal 2001

   Land improvements        $   126,424    $   126,035    $   121,857
   Buildings                $   295,922    $   294,921    $   294,354
   Molds & plugs            $ 1,197,669    $ 1,350,466    $ 1,184,807
   Machinery & Equipment    $   394,998    $   412,493    $   473,496
   Furniture & fixtures     $    51,405    $    53,808    $    57,663
   Transportation equipment $    45,633    $    56,531    $   161,107
   Racing Equipment         $       -0-    $       -0-    $       -0-
                            -----------    -----------    -----------
     Total                  $ 2,112,051    $ 2,294,254    $ 2,293,284
                            ===========    ===========    ===========

Following is a schedule of the net fixed asset additions (deletions) during Fiscal 2003 and Fiscal 2002.

                                           Fiscal 2003    Fiscal 2002

   Buildings                               $    78,986    $       -0-
   Land and Improvements                   $    20,245    $    36,214
   Molds and plugs                         $   962,912    $ 2,099,710
   Construction in Progress                $    93,940    $  (729,182)
   Machinery & equipment                   $    72,741    $   154,286
   Furniture & fixtures                    $    19,385    $     5,090
   Transportation equipment                $  (217,215)   $    35,490
   Racing   equipment                      $  (242,095)   $   (65,960)
                                           -----------    -----------
     Total                                 $   788,900    $ 1,535,648
                                           ===========    ===========

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

      Major selling expenses for the past three fiscal years were as follows:

                            Fiscal  2003   Fiscal 2002    Fiscal 2001

   Fishing & racing         $   828,741    $ 1,011,007    $ 1,508,162
   Advertising              $ 1,031,661    $   775,524    $ 1,123,977
   Salaries & commissions   $   910,090    $   599,337    $   705,249
   Boat  shows              $   508,811    $   634,767    $   568,806
   Dealer incentives        $    66,438    $    38,656    $   217,467
   Other selling expenses   $ 1,263,512    $ 1,053,438    $   877,842
                            -----------    -----------    -----------
     Total                  $ 4,609,253    $ 4,162,273    $ 5,001,503
                            ===========    ===========    ===========

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

      Current tax expense is $0 and a benefit of $(717,983) for the years ended June 30, 2003 and 2002, respectively. Deferred tax expense is $0 and $541,059 at June 30, 2003 and 2002, respectively. Current tax expense for the year ended June 30, 2003 results from the net operating loss carryover from the year ended June 30, 2002. There remains $6,637,357 for Federal and $9,737,087 for State tax purposes of net operating loss carryovers available till the years 2022 and 2023, to offset current tax expenses. The deferred tax charge for the year ended June 30, 2002 resulted from changes to the various temporary timing differences between book and tax as outlined in Note 7 to the financial statements.

     The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company's future earnings, the future tax laws in effect, and other unknown factors; all of which are uncertain. For these reasons and because the Company has generated operating tax losses in recent years, the Company has elected to provide for a tax asset valuation allowance of $2,342,912 at June 30, 2003 and $2,599,980 at June 30, 2002.

     Management is of the opinion the tax asset valuation allowance will not be required in its entirety in the coming years. Management estimates, based on the Company's increased backlog of orders, that sales volumes will continue to improve in the near future thus resulting in improved earnings and partial absorption of the net operating tax loss carryovers. However, at this time the Company has chosen not to reduce the tax asset valuation allowance for the following reasons: 1.) with the exception of order backlog, it is very difficult to predict future sales volumes in an uncertain economy that exists at the present time; and 2.) the Company's inconsistent earnings history in recent years, which includes significant losses in fiscal 2001 and 2002. Currently, the tax asset valuation allowance is adjusted to the extent that total deferred tax assets exceed total deferred tax liabilities. As operating results and the economy stabilize and future sales volumes increase, consideration will be given to reducing or eliminating the valuation allowance.

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

     Net cash provided by operations in Fiscal 2003 amounted to $3,345,801 resulting from net income plus adjustments to reconcile net income to net cash provided by operating activities including depreciation expense of $2,112,051, changes in deferred taxes of $169,301 and loss on sales of assets of $8,378 before changes in asset and liability accounts. $369,834 was used to fund an increasing inventories. The ending cash balance was $1,224,935.

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

     Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because of the increase in sales volumes and sales backlogs at the date of this filing. Subsequent events related to the senior debt placement strengthens the Company's ability to pay off all the outstanding current debt and existing long-term debts. Additionally the Company has maintained a historical sales backlog through the date of this amended report.

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


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, cash flows and the Schedule of Valuation and Qualify Accounts for the years ended June 30, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2003 and 2002, and the consolidated results of their operations, their cash flows and the Schedule of Valuation and Qualify Accounts for the years ended June 30, 2003, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.

As described in Note 17, the financial statements as of and for the period ended June 30, 2003 have been restated to reflect a decrease in the deferred tax asset valuation allowance in the amount of $400,643. The impact to the financial statements is also described in Note 17.



PRITCHETT, SILER & HARDY, P.C.

August 1, 2003, except for Note 17 as to which the
 the date is July 26, 2004
Salt Lake City, Utah

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                      June 30,
                                             __________________________
                                                2003            2002
                                             ____________  ____________
                                              (Restated)
CURRENT ASSETS:
  Cash & cash equivalents                    $  1,224,935  $    329,640
  Accounts receivable, less allowance for
    doubtful accounts of $27,841 for 2003
    and 2002                                    2,015,371     3,003,992
  Inventories                                   3,460,286     3,090,451
  Prepaid expenses                                644,581       328,783
  Current tax assets                              303,823     1,132,181

                                             ____________  ____________
        Total Current Assets                    7,648,996     7,885,047

PROPERTY, PLANT AND EQUIPMENT, net             16,165,684    17,114,661

CASH SURRENDER VALUE OF LIFE INSURANCE          1,378,626     1,179,223

OTHER ASSETS                                      736,288       355,765
                                             ____________  ____________

                                             $ 25,929,594  $ 26,534,696
                                             ____________  ____________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt       $  1,060,444  $    919,182
  Current maturities of capital lease              20,118        15,674
  Accounts payable                              7,498,762     6,877,394
  Accounts payable-related party                  169,043       147,234
  Accrued expenses                              1,317,398     1,193,672
  Dealer incentives                               190,010       921,707
  Customer deposits                               290,658       631,090
  Allowance for boat repurchases                  200,000       200,000
  Warranty reserve                                900,000       870,000
                                             ____________  ____________
        Total Current Liabilities              11,646,433    11,775,953

LONG-TERM DEBT, less current maturities         8,986,160     9,791,949
CAPITAL LEASE, less current maturities             24,367        35,212
DEFERRED TAX LIABILITY                            303,823       962,880
COMMITMENTS AND CONTINGENCIES (See Note 9)              -             -
                                             ____________  ____________
        Total Liabilities                      20,960,783    22,565,994
                                             ____________  ____________
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 200,000,000
   shares authorized, 4,757,608 shares
   issued and outstanding                          47,576        47,326
  Additional paid-in capital                   10,436,551    10,343,935
  Retained earnings (deficit)
                                               (5,400,683)   (6,280,679)
                                             ____________  ____________
                                                5,083,444     4,110,582
Less: Treasury Stock, at cost, 15,000 shares     (110,748)     (110,748)
        Deferred compensation for stock
          options issued                           (3,885)      (31,132)
                                             ____________  ____________
                                                4,968,811     3,968,702
                                             ____________  ____________
                                             $ 25,929,594  $ 26,534,696
                                             ____________  ____________
The accompanying notes are an integral part of these consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended June 30,
                                 ________________________________________
                                     2003          2002          2001
                                 ____________  ____________  ____________
                                  (Restated)
NET SALES                        $ 52,557,084  $ 36,950,581  $ 45,128,034
COST OF SALES                      44,037,957    35,990,833    39,878,136
                                 ____________  ____________  ____________
  Gross Profit                      8,519,127       959,748     5,249,848
                                 ____________  ____________  ____________
EXPENSES:
  Selling expense                   4,609,253     4,162,273     5,001,503
  General and administrative        1,820,764     2,035,613     2,691,826
  Impairment of long-lived assets           -     1,182,320             -
                                 ____________  ____________  ____________
      Total expenses                6,430,017     7,380,206     7,693,329
                                 ____________  ____________  ____________
OPERATING INCOME (LOSS)             2,089,110    (6,420,458)   (2,443,431)
                                 ____________  ____________  ____________
NON-OPERATING INCOME (EXPENSE):
  Other income (expense)                5,567        21,512       118,503
  Interest expense                 (1,037,002)     (809,571)     (700,965)
  Gain (loss) on disposal of
    assets                             (8,378)            -       500,446
  Gain on insurance claims
    from hurricane                          -             -     1,107,819
                                 ____________  ____________  ____________
                                   (1,039,813)     (788,059)    1,025,803
                                 ____________  ____________  ____________
INCOME (LOSS) BEFORE INCOME
  TAXES                             1,049,297    (7,208,517)   (1,417,628)

CURRENT TAX EXPENSE (BENEFIT)               -      (717,983)     (108,590)

DEFERRED TAX EXPENSE (BENEFIT)        169,301       541,059      (409,512)
                                 ____________  ____________  ____________

NET INCOME (LOSS)                $    879,996  $ (7,031,593) $   (899,526)
                                 ____________  ____________  ____________


BASIC EARNINGS (LOSS) PER SHARE: $        .19  $      (1.49) $       (.19)
                                 ____________  ____________  ____________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       4,744,457     4,732,608     4,732,608
                                 ____________  ____________  ____________


DILUTED EARNINGS (LOSS) PER
  SHARE:                         $        .18  $      (1.49) $       (.19)
                                 ____________  ____________  ____________
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                4,818,806     4,732,608     4,732,608
                                 ____________  ____________  ____________





The accompanying notes are an integral part of these consolidated financial statements.

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FROM JUNE 30, 2000 THROUGH JUNE 30, 2003


                            Common Stock      Additional    Retained       Treasury Stock                       Total
                        ____________________    Paid-in     Earnings    ____________________    Deferred    Stockholders'
                          Shares     Amount     Capital     (Deficit)    Shares     Amount    Compensation     Equity
                        __________  ________  ___________  ___________  ________  __________  ____________  ____________
                                                            (Restated)                                       (Restated)

BALANCE, June 30, 2000   4,732,608  $ 47,326  $10,303,640  $ 1,650,440   (15,000)  $(110,748)   $        -  $ 11,890,658

Net loss for the year
 ended June 30, 2001             -         -            -     (899,526)        -           -             -      (899,526)
                        __________  ________  ___________  ___________  ________   _________   ___________  ____________
BALANCE, June 30, 2001   4,732,608  $ 47,326  $10,303,640  $   750,914   (15,000)  $(110,748)   $        -  $ 10,991,132

Issuance of options to
 purchase 30,000 shares
 common stock at $1.45
 to $1.67 per share for
 consulting services
 vesting through
 December 2004                   -         -       40,295            -         -           -       (31,132)        9,163

Net loss for the year
 ended June 30, 2002             -         -            -   (7,031,593)        -           -             -    (7,031,593)
                        __________  ________  ___________  ___________  ________   _________   ___________  ____________
BALANCE, June 30, 2002   4,732,608  $ 47,326  $10,343,935  $(6,280,679)  (15,000)  $(110,748)   $  (31,132) $  3,968,702

Issuance of common stock
 upon exercise of
 options                    25,000       250       33,350            -         -           -             -        33,600

Payroll obligations
 forgiven by an officer
 and shareholder                 -         -       46,158            -         -           -             -        46,158

Issuance of options to
 purchase 10,000 shares
 common stock at $1.60
 per share for
 consulting services
 vesting through
 December 2003                   -         -       13,108            -         -           -        27,247        40,355

Net profit for the year
 ended June 30, 2003             -         -            -      879,996         -           -             -       879,996
                        __________  ________  ___________  ___________  ________   _________   ___________  ____________
BALANCE, June 30, 2003   4,757,608  $ 47,576  $10,436,551  $(5,400,683)  (15,000)  $(110,748)   $   (3,885) $  4,968,811
                        __________  ________  ___________  ___________  ________   _________   ___________  ____________




   The accompanying notes are an integral part of these consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended June 30,
                                    ________________________________________
                                        2003          2002          2001
                                    ____________  ____________  ____________
                                     (Restated)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                 $    879,996  $ (7,031,593) $   (899,526)
  Adjustments to reconcile net
   income (loss) to net cash
   provided (used) by operating
   activities:
    Non-cash expense                      86,512         9,162             -
    Amortization of deferred loan
     costs                                61,800        89,098             -
    Depreciation expense               2,112,051     2,294,254     2,293,284
    Impairment of long-lived assets            -     1,182,320             -
    (Gain) loss on disposal of
     equipment                             8,378             -      (500,446)
    Warranty reserve                      30,000       280,000             -
    (Increase) decrease in net tax
     asset                               169,301       541,059      (409,511)
    Change in assets and
     liabilities:
      (Increase) decrease in
       accounts receivable               988,621    (1,064,107)     (238,243)
      (Increase) decrease in
       inventories                      (369,834)    1,395,518     3,324,167
      (Increase) decrease in
       prepaid expenses                 (315,798)     (161,286)      402,077
      Increase in accounts payable       643,152     1,341,929       689,012
      Increase (decrease) in
       accrued expenses                  123,726         2,654      (261,314)
      Increase (decrease) in dealer
       incentives                       (731,672)     (923,885)     (113,935)
      Increase (decrease) in
       customer deposits                (340,432)      309,915          (864)
                                    ____________  ____________  ____________
          Net Cash Provided (Used)
           by Operating Activities     3,345,801    (1,734,962)    4,284,701
                                    ____________  ____________  ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment        153,810             -     1,750,720
  Investment in molds and related
   plugs                              (1,056,852)   (1,370,526)   (2,819,252)
  Purchase of property, plant and
   equipment                            (268,410)     (231,080)     (590,591)
  Increase in cash surrender value
   of life Insurance                    (199,403)     (219,536)     (216,849)
  (Increase) decrease in other
   assets                               (190,796)          183             -
                                    ____________  ____________  ____________
     Net Cash (Used) by
      Investing Activities            (1,561,651)   (1,820,959)   (1,875,972)
                                    ____________  ____________  ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable
   and long-term debt                    343,074     3,955,644       150,000
  Proceeds from issuance of
   common stock                           33,600             -             -
  Payments of long-term debt          (1,008,836)     (545,788)   (3,732,563)
  Payments on capital lease               (5,165)      (14,393)      (12,999)
  Payments of deferred loan cost        (251,528)     (306,508)            -
                                    ____________  ____________  ____________
     Net Cash Provided (Used) by
      Financing Activities              (888,855)    3,088,955    (3,595,562)
                                    ____________  ____________  ____________
Net increase (decrease) in cash
 & cash equivalents                 $    895,295  $   (466,966) $ (1,186,833)
Beginning cash & cash equivalents
 balance                                 329,640       796,606     1,983,439
                                    ____________  ____________  ____________
Ending cash & cash equivalents
 balance                            $  1,224,935  $    329,640  $    796,606
                                    ____________  ____________  ____________

                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [CONTINUED]


                                               Year Ended June 30,
                                    ________________________________________
                                        2003          2002          2001
                                    ____________  ____________  ____________
Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the period for:
     Interest:
     Unrelated parties, net of
      amounts capitalized           $  1,035,553  $    798,700  $    709,585

       Income taxes                 $          -  $     45,424  $     12,016


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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature  of  the  Business  and Significant  Accounting  Policies.
          [Continued]

  Had compensation cost for stock options issued to employees under the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               Year Ended June 30,
                                    ________________________________________
                                        2003          2002          2001
                                    ____________  ____________  ____________
                                     (Restated)
   Net Income (loss)   As reported  $    879,996  $ (7,031,593) $   (899,526)
                       Pro forma    $    434,186  $ (7,115,697) $   (900,426)
   Earnings (loss) per share
                       As reported  $        .19  $      (1.49) $       (.19)
                       Pro forma    $        .09  $      (1.50) $       (.19)



Note 2.  Inventories.

  Inventories consist of the following:
                                              June 30,
                                     __________________________
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
                                     ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Property, Plant, and Equipment.
  Property, plant, and equipment consists of the following:

                                     Estimated             June 30,
                                    Useful Lives  __________________________
                                      in Years        2003          2002
                                    ____________  ____________  ____________
    Land  and related improvements     10-30      $  4,564,523  $  4,544,278
    Buildings and related
      improvements                     10-30         8,827,731     8,748,746
    Construction-in-progress            N/A            486,966       117,673
    Production molds and related
      plugs                             8-10        20,655,432    19,967,872
    Machinery and equipment             3-5          6,030,902     5,958,160
    Furniture and fixtures               5             790,518       771,133
    Transportation equipment             5             320,711       537,926
    Racing boats                        N/A                  -       242,095
                                                  ____________  ____________
                                                  $ 41,676,783  $ 40,887,883
          Accumulated depreciation                 (25,511,099)  (23,773,222)
                                                  ____________  ____________
                                                  $ 16,165,684  $ 17,114,661
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
                                                  ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Capital Lease. [Continued]

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

      Year ending June 30,                         Lease Payments
              2004                                         43,582
              2005                                         18,618
              2006                                          3,358
                                                   ______________
    Total future minimum lease payments            $       65,558
      Less: amounts representing maintenance and
        usage fee, interest and executory costs           (21,073)
                                                   ______________
      Present value of the future minimum
        lease payments                                     44,485
      Less: Lease current portion                         (20,118)
                                                   ______________
      Capital lease obligations - long term        $       24,367
                                                   ______________

Note 5.  Long-term Debt and Pledged Assets.

  The following is a summary of long-term debt:             June 30,
                                                  ____________  ____________
                                                      2003          2002
                                                  ____________  ____________
   9.50% loan payable to a financial institution
     for the purchase of a vehicle.                          -        26,291
   9.99% loans payable to a financial institution
     for the purchase of vehicles, monthly
     payments totaling $1,383 through August 2002,
     secured by the vehicles purchased.                 32,224        44,337
   6.30% loan payable to a financial institution
     for the purchase of a vehicle                           -         4,435
   7.15% loan payable to a financial institution
     for the purchase of a vehicle.                          -         3,990
   8.25% loan payable to a financial institution
     for the purchase of a vehicle, monthly
     payments of $726 through October 2004,
     secured by the vehicle purchased.                  25,306        31,735
   7.50% loan payable to a financial institution
     for the purchase of land.                               -        33,823
   7.93% to 8% loans payable borrowed against the
     cash surrender value of key-man life
     insurance policies 1998, 2001, and 2002,
     monthly payments of $25,004.                    1,265,438       925,712
   $10,000,000 credit agreement with a financial
     Corporation (See Below).                        8,723,636     9,640,808
                                                  ____________  ____________
                                                    10,046,604    10,711,131
   Less: Current maturities included in current
     liabilities:                                   (1,060,444)     (919,182)
                                                  ____________  ____________
                                                  $  8,986,160  $  9,791,949
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

  The estimated aggregate maturities required on long-term debt for each of the individual years at June 30, 2003 are as follows:

               2004                        1,060,444
               2005                        1,172,877
               2006                        1,245,801
               2007                        5,084,179
            Thereafter                     1,483,303
                                         $10,046,604

Note 6.  Common Stock, Stock Options, and Treasury Stock.

  Common Stock: The Company has authorized 200,000,000 shares of common stock, $.01 par value. 4,757,608 shares were issued and outstanding at June 30, 2002 and 4,732,608 shares were issued and outstanding at June 30, 2002 and 2001.

  During 2003, a director of the Company exercised his options and purchased 25,000 shares of Common stock at $1.34 per share. Also during 2003, the Company recorded a capital contribution of 46,158 when payroll obligations owed an officer and shareholder of the Company were forgiven.

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

  A summary of the status of the options granted under the Company's 1995 and 1999 stock option plans and other agreements at June 30, 2003, 2002 and 2001, and changes during the periods then ended is presented in the table below:


                          2003                      2002                      2001
                ________________________  ________________________  ________________________
                         Weighted Average          Weighted Average          Weighted Average
                 Shares   Exercise Price   Shares   Exercise Price   Shares   Exercise Price
                ________  ______________  ________  ______________  ________  ______________

Outstanding at
  beginning of
  period         686,000  $         3.85   551,000  $         4.40   526,000  $         4.61
Granted                -               -   135,000            1.42    35,000            1.34
Exercised         25,000            1.34         -               -         -               -
Forfeited         51,000            3.79         -               -   (10,000)           4.59
Canceled               -               -         -               -         -               -
                ________  ______________  ________  ______________  ________  ______________
Outstanding at
  end of period  610,000  $         3.96   686,000  $         3.85   551,000  $         4.40
                ________  ______________  ________  ______________  ________  ______________
Exercisable at
  end of period  573,334  $         4.11   576,000  $         4.29   516,000  $         4.61
                ________  ______________  ________  ______________  ________  ______________
Weighted average
  fair value of
  options
  granted              -  $            -   135,000  $         1.29    35,000  $          .10
                ________  ______________  ________  ______________  ________  ______________



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

  A summary of the status of the options outstanding under the Company's stock option plans and other agreements at June 30, 2003 is presented below:


                                Options Outstanding                     Options Exercisable
                  _______________________________________________  _____________________________
                               Weighted Average  Weighted Average                Weighted Average
    Range of         Number       Remaining          Exercise        Number          Exercise
 Exercise Prices  Outstanding  Contractual Life       Price        Exercisable        Price
 _______________  ___________  ________________  ________________  ___________  ________________

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes.
  The Company has provided for deferred income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes are determined based upon the enacted income tax rates for the years in which these taxes are estimated to be payable or recoverable. Deferred income taxes arise from temporary differences resulting from a difference between the tax basis of an asset or liability and its reported amount in the financial statements.

  The components of federal income tax expense from continuing operations consist of the following:

                                               Year Ended June 30,
                                    ________________________________________
                                        2003          2002          2001
                                    ____________  ____________  ____________
                                     (Restated)
   Current income tax expense:
       Federal                      $          -  $   (717,983) $   (108,590)
       State                                   -             -             -
                                    ____________  ____________  ____________
   Net current tax (benefit)        $          -  $   (717,983) $   (108,590)
                                    ____________  ____________  ____________

   Deferred tax expense (benefit)
     resulted from:
       Excess of tax over financial
        accounting depreciation     $    245,079  $    (14,929) $    (81,110)
       Donations                          (1,227)       (2,374)       (1,008)
       Warranty reserves                 (11,700)     (109,200)            -
       Reserve for obsolete
        inventory                        100,383       (61,383)            -
       Accrued vacation                  (14,563)        5,945        (2,184)
       Dealer incentive reserves          97,944       230,631        (9,410)
       Bad debt reserves                       -             -             -
       Accrued dealer incentive
        interest                          32,454         9,046        66,312
       Accrued executive
        compensation                     (45,634)        6,352        39,777
       Accrued dealer service
        incentives                       155,232       180,492      (120,708)
       Inventory adjustment-
        Sec.263A                           7,296       (32,048)      123,579
       Health insurance reserve            4,680        17,238       (12,168)
       Decrease in NOL
        carryforwards                   (143,576)   (2,506,922)      (72,461)
       Alternative minimum tax
        credits                                -       218,232      (253,837)
       Investment tax credits                  -             -       (86,294)
       Valuations allowance             (257,067)    2,599,979             -
                                    ____________  ____________  ____________
       Net deferred tax expense
        (benefit)                   $    169,301  $    541,059  $   (409,512)
                                    ____________  ____________  ____________

               FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]


     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:

                                               Year Ended June 30,
                                    ________________________________________
                                        2003          2002          2001
                                    ____________  ____________  ____________
                                     (Restated)
     Computed tax at the expected
       federal statutory rate             34.00%        34.00%        34.00%
     State income taxes, net of
       federal benefit                     5.00          5.00          5.00
     Valuations allowance                (24.50)       (36.07)            -
     Compensation from stock
      options                              (.69)            -             -
     (Increase) decrease in NOL
      carryforward                            -             -         (1.45)
     Officer's life insurance               .20             -           .11
     Net effect of alternative
      minimum taxes                           -          (.07)            -
     Other                                 2.13          (.41)        (1.11)
                                    ____________  ____________  ____________
     Effective income tax rates           16.14%         2.45%        36.55%
                                    ____________  ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

     Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                     Year Ended June 30,
                                                 __________________________
                                                     2003          2002
                                                 ____________  ____________
                                                  (Restated)
     Deferred tax assets:
     Warranty reserve                            $    351,000  $    339,300
     Obsolete inventory reserve                        19,500       119,883
     Accrued vacations                                 73,685        59,122
     Allowance for boat repurchases                    78,000        78,000
     Dealer incentive reserves                              -        97,944
     Bad debt reserve                                  10,858        10,858
     Accrued Dealer incentive interest                 25,378        57,832
     Inventory adjustments - Sec. 253A                110,220       117,516
     State NOL carryforwards                          486,854       468,447
     Federal NOL carryforwards                      2,256,701     2,131,532
     Alternative minimum tax credits                  119,049       119,049
     Accrued executive compensation                    55,384         9,750
     Donations carryforwards                            4,608         3,382
     Accrued dealer service incentives                 38,122       193,354
     Health insurance reserve                          40,560        45,240
     Investment tax credits                            86,294        86,294
                                                 ____________  ____________
     Gross deferred assets                       $  3,756,213  $  3,937,503
     Less: valuation allowance for
       deferred tax assets                         (2,342,912)   (2,599,980)
                                                 ____________  ____________
     Net deferred tax assets                     $  1,413,301  $  1,337,523
     Deferred tax liabilities:
     Excess of financial accounting
      depreciation over tax                      $ (1,413,301) $ (1,168,222)
                                                 ____________  ____________
     Net deferred tax assets (liabilities)       $          -  $    169,301
                                                 ____________  ____________
     Net deferred tax assets (liabilities)
       are presented as follows:
                                                     Year Ended June 30,
                                                 __________________________
                                                     2003          2002
                                                 ____________  ____________
                                                  (Restated)
     Current deferred tax asset                  $    303,823  $  1,132,181
     Deferred tax liabilities                        (303,823)     (962,880)
                                                 ____________  ____________
     Net deferred tax assets (liabilities)       $          -  $    169,301
                                                 ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

  The Company has an unused federal operating loss carryforwards at June 30, 2003 and 2002 of approximately $6,637,357 and $6,269,213, respectively, which expires in various years through 2022. The Company has unused state operating loss carryforwards at June 30, 2003 and 2002 of approximately $9,737,087 and $9,368,943, respectively, which expires in various years through 2023.

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


Note 8. Commitments and Contingencies. [Continued]


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


Note 9.  Export Sales.

  The Company had export sales to customers in the following geographic areas:

                                              Year Ended June 30,
                                   ________________________________________
                                       2003          2002          2001
                                   ____________  ____________  ____________
     Canada, Central and South
       America                     $    929,481  $  1,500,145  $  2,509,638
     Middle East, and Europe            595,777             -       380,190
     Asia                               235,549             -             -
                                   ____________  ____________  ____________
                                   $  1,760,807  $  1,500,145  $  2,889,828
                                   ____________  ____________  ____________

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


Note 13. - Earnings Per Share.

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended June 30, 2003, 2002 and 2001:
                                        2003          2002          2001
                                    ____________  ____________  ____________
                                     (Restated)
Income (loss) from continuing
  operations available to common
  stockholders                      $    879,996  $ (7,031,593) $   (899,526)
                                    ____________  ____________  ____________
  Weighted average number of common
    shares outstanding used in
    basic earnings (loss) per share    4,744,457     4,732,608     4,732,608

  Effect of dilutive stock options        74,349             -             -

  Weighted number of common shares
    and potential dilutive common
    shares outstanding used in
    dilutive earnings (loss) per
    share                              4,818,806     4,732,608     4,732,608
                                    ____________  ____________  ____________

  The Company had at June 30, 2003 options to purchase 480,000 shares of common stock at prices ranging from $3.58 to $4.67 per share that were not included in the computation of gain(loss) per share because their effect was anti-dilutive.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Segment Reporting.

  The Company's net sales resulted from the following product lines for the years ended June 30, 2003, 2002 and 2001:

                                        2003          2002          2001
                                    ____________  ____________  ____________
  Sports Boats                      $ 26,612,517  $ 21,191,672  $ 30,337,763
  Wide Beam Cruiser                    9,923,547     5,387,449     1,691,414
  Fish boats                           5,302,763     3,181,585     7,260,627
  Wide Beam Fish                       9,291,260     5,404,056     2,665,460

  Non-Boat Sales including
  (Service, Parts, Trucking,
    Sportswear)                        1,426,997     1,785,819     3,172,770
                                    ____________  ____________  ____________
  Net Sales                         $ 52,557,084  $ 36,950,581  $ 45,128,034
                                    ____________  ____________  ____________


Note 15. Going Concern

  At June 30, 2003, the Company had a working capital deficiency of $3,997,437 which would have raised substantial doubt about the Company's ability to continue as a going concern, however the going concern was alleviated due to, the Company successfully obtaining $18,000,000 in debt financing, on July 17, 2003 (See Note 16). The proceeds of the debt financing were used to repay a majority of existing debt financing, pay current trade payables and other liabilities and provide needed additional working capital. The Company has further been successful in increasing sales sufficient to generate net income and positive cash-flows from operating activities.


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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Restatement of Financial Statements

The accompanying financial statements have been restated to reflect a decrease in the deferred tax asset valuation allowance. The valuation allowance was reduced by $400,643 to compensate for deferred tax liabilities that are available for offsetting against the tax assets, thus reducing the amount of allowance needed. The impact to the financial statements is as follows:

The Company's financial statements for the year ended June 30, 2003 have been restated as follows :


                                                      Year Ended
                                                     June 30, 2003
                                              ----------------------------
                                               As Reported    As Restated
                                              -------------  -------------
Statement of Operations Data:
  Deferred tax expense                        $     569,944  $     169,301
  Net income (loss)                           $     479,353  $     879,996
  Basic earnings (loss) per share             $         .10  $         .19
  Diluted earnings (loss) per share           $         .10  $         .18

Balance Sheet Data:
  Current tax assets                          $     807,315  $     303,823
  Total current assets                        $   8,152,488  $   7,648,996
  Total assets                                $  26,433,086  $  25,929,594
  Deferred tax liability                      $   1,207,958  $     303,823
  Retained earnings (deficit)                 $  (5,801,326) $  (5,400,683)
  Stockholders' equity                        $   4,568,168  $   4,968,811
  Total liabilities & stockholders'
    Equity                                    $  26,433,086  $  25,929,594

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                   SCHEDULES TO THE FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



Fiscal 2003
Valuation and Qualifying            Balance    Charge to Expense  Payments/      Balance
Account Description              June 30, 2002    Adjustments     Deductions  June 30, 2003
_______________________________  _____________  _______________  ___________  _____________
                                                  (Restated)                    (Restated)
Allowance for Doubtful accounts         27,841                -            -         27,841
Inventory Valuation Reserve            307,393                -      257,393         50,000
Deferred Tax Valuation Allowance     2,599,979          257,067            -      2,342,912
Warranty Expense                       870,000        1,182,573    1,152,573        900,000
Allowance for Boat Repurchases         200,000                -            -        200,000

Fiscal 2002
Valuation and Qualifying            Balance    Charge to Expense  Payments/      Balance
Account  Description             June 30, 2001    Adjustments     Deductions  June 30, 2002
_______________________________  _____________  _______________  ___________  _____________
Allowance for Doubtful accounts         27,841                -            -         27,841
Inventory Valuation Reserve            150,000          157,393            -        307,393
Deferred Tax Valuation Allowance             -        2,599,979            -      2,599,979
Warranty Expense                       590,000        2,216,600    1,936,600        870,000
Allowance for Boat Repurchases         200,000                -            -        200,000

Fiscal 2001
Valuation and Qualifying            Balance    Charge to Expense  Payments/      Balance
Account  Description             June 30, 2000    Adjustments     Deductions  June 30, 2001
_______________________________  _____________  _______________  ___________  _____________
Allowance for Doubtful accounts         27,841                -            -         27,841
Inventory Valuation Reserve            150,000                -            -        150,000
Warranty Expense                       590,000        1,380,800    1,380,800        590,000
Allowance for Boat Repurchases         200,000                -            -        200,000


FOUNTAIN POWERBOATS INDUSTIRES, INC.
SUPPLEMENTARY DATA
UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA


                               First       Second        Third       Fourth
                              Quarter      Quarter      Quarter      Quarter
                                                                   (Restated)
Fiscal 2003
Revenue                     12,002,119   12,941,227   12,783,311   14,830,427
Gross profit                 1,905,951    2,370,374    1,911,352    2,331,450
Income (loss) before taxes     328,335      643,732      (91,338)     168,568
Net income (loss)              169,244      482,459     (177,402)     405,695
Net income (loss) per share:
  Basic                            .04          .10         (.04)         .09
  Diluted                          .04          .10          N/A          .04

Fiscal 2002
Revenue                      8,238,779    6,456,208   10,626,380   11,629,215
Gross profit                   475,472     (692,069)   2,035,420     (859,074)
Income (loss) before taxes    (814,875)  (2,315,742)    (280,534)  (3,797,366)
Net income (loss)             (506,643)  (1,417,651)    (189,152)  (4,918,147)
Net income (loss) per share:
  Basic                           (.11)        (.30)        (.04)       (1.04)
  Diluted                          N/A          N/A          N/A          N/A

Fiscal 2001
Revenue                     13,313,669    8,658,397    9,682,556   13,473,413
Gross profit                 1,522,452      841,858    1,722,453    1,153,136
Income (loss) before taxes    (771,343)     258,147       54,020     (958,451)
Net loss                      (490,724)     156,363      (10,629)    (554,535)
Net loss per share
  Basic                           (.10)         .03         (.00)        (.12)
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

              EQUITY COMPENSATION PLAN INFORMATION

                                                                 (c)
                                                          Number of shares
                                                         remaining available
                            (a)                          for future issuance
                     Number of shares         (b)           under equity
                       to be issued    Weighted-average     compensation
                      upon excersice    exercise price    plans (excluding
                      of outstanding    of outstanding    shares reflected
Plan category            options           options         in column (a))
___________________  ________________  ________________  ___________________

Equity compensation
 plans approved by
 security holders            530,000     $        4.20               95,000

Equity compensation
 plans not approved
 by security holders       80,000 (1)             2.33                  -0-

   Total                     610,000              3.96                  -0-



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

                       FOUNTAIN POWERBOAT INDUSTRIES, INC.

                              Reginald M. Fountain, Jr.

                       By:/S/_____________________________________________
August 09, 2004              Reginald M. Fountain, Jr.
                             Chairman, President, and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                 Date


/S/                           Chairman, President, and    September 15, 2003
   Reginald M. Fountain, Jr.  Chief Executive Officer
                              (Principal Executive Officer)

/S/                           Director                    September 15, 2003
   A. Myles Cartrette


/S/                           Director                    September 15, 2003
   George L. Deichmann, III


/S/                           Director                    September 15, 2003
   Guy L. Hecker, Jr.


/S/                           Director                    September 15, 2003
   David C. Miller


/S/                           Director                    September 15, 2003
   Mark L. Spencer


/S/                           Director                    September 15, 2003
   David L. Woods


/S/                           Chief Financial Officer     September 15, 2003
   Irving L. Smith

                               EXHIBIT INDEX

    Exhibit
    Number         Description of Exhibit


    3.1 Registrant's Articles of Incorporation, as amended (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

    3.2 Registrant's Bylaws, as amended (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

    4.1 Form of stock certificate (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989)

    10.1 *  Employment Agreement dated March 31, 1989, between
            Reginald M. Fountain, Jr. and Fountain Powerboats, Inc. (incorporated herein by reference from Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1989)

    10.2 *  Stock Option Agreement dated August 4, 1995, between
            Registrant and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

    10.3 * 1999 Employee Stock Option Plan (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

    10.4 *  Stock Option Agreement dated March 17, 1995, between
            Registrant and Mark L. Spencer (incorporated herein by reference to exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

    10.5    Loan Agreement between Fountain Powerboats, Inc. and
            Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant's Current Report on
                  Form 8-K dated July 17, 2003)

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