Form 10-Q/A
period 2003-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2004-08-16
CIK 764858

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

                                FORM 10-Q/A


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


                                   INDEX

                                                                  Page No.

Part I Financial Information

       Item 1.  Financial Statements
            Unaudited Condensed Consolidated Balance Sheets,
             September 30, 2003 and June 30, 2003                  1 - 2

            Unaudited Condensed Consolidated Statements of
             Operations, for the three months ended September
             30, 2003 and 2002                                         3

            Unaudited Condensed Consolidated Statements of Cash
             Flows, for the three months ended September 30,
             2003 and 2002                                         4 - 5

            Notes to Unaudited Condensed Consolidated Financial
              Statements                                           6 - 13

       Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition               14 - 15

       Item 3.  Quantitative and Qualitative Disclosures of
              Market Risk                                              16

       Item 4.  Controls and Procedures                                16

Part II Other Information

       Items 1, 2, 3, 4, 5 & 6                                         17

       Signature                                                       18

       Exhibits. Management Certifications                          19-21

                               Explanatory Note

      Fountain Powerboat Industries, Inc. is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, to effect the following changes to its original filing:

      Earnings and earnings per share have been restated due to adjustments to its previously reported allowance for deferred tax assets as required by SFAS 109. Previous amounts did not reflect fully the effects of certain NOL carryforwards and their affects on the net of deferred tax assets and liabilities. See Note 7 to the financial statements for further information related to this issue. Additional comments were also added to the Managements' Discussion and Analysis, Results of Operations, to further explain the Company's reasons for maintaining the deferred tax asset allowance.

      Changes were made to the balance sheet classification for the Senior Debt Placement that was finalized during the quarter ended September 30, 2003. The Senior Debt is classified as current debt only for the quarter ended September 30, 2003. A more comprehensive explanation of the reasons for the reclassification is contained in the Management's
Discussion and Analysis, Liquidity and Capital Resources.

      The original Management's Discussion and Analysis, Liquidity and Capital Resources, was further expanded to include additional discussion about sufficient current and future cash flows to satisfy liquidity demands of the Company.

      With the exception of the foregoing corrections, no other information in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 has been supplemented, updated or amended.

PART I.   Financial Information.


ITEM 1:   Financial Statements.


            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS





                                        September 30,     June 30,
                                            2003            2003
                                       ______________  ______________
                                         (Restated)      (Restated)
CURRENT ASSETS:
  Cash and cash equivalents            $    3,111,177  $    1,224,935
  Accounts receivable, net                  3,288,612       2,015,371
  Inventories                               3,328,162       3,460,286
  Prepaid expenses                            806,220         644,581
  Current tax assets                          291,404         303,823
                                       ______________  ______________
     Total Current Assets                  10,825,575       7,648,996
                                       ______________  ______________
PROPERTY, PLANT AND EQUIPMENT              41,914,183      41,676,783

  Less:  Accumulated depreciation         (26,032,140)    (25,511,099)
                                       ______________  ______________
                                           15,882,043      16,165,684
                                       ______________  ______________

CASH SURRENDER VALUE LIFE INSURANCE         1,432,414       1,378,626

OTHER ASSETS                                  536,406         736,288
                                       ______________  ______________
     Total Assets                      $   28,676,438  $   25,929,594
                                       ______________  ______________













                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                [Continued]


                                        September 30,     June 30,
                                            2003            2003
                                       ______________  ______________
                                         (Restated)      (Restated)
CURRENT LIABILITIES:
  Current maturities - long-term debt  $   18,226,930  $    1,060,444
  Current maturities - capital lease           17,709          20,118
  Accounts payable                          1,909,442       7,498,762
  Accounts payable - related party             25,081         169,043
  Accrued expenses                          1,356,817       1,317,398
  Dealer incentives                            76,485         190,010
  Customer deposits                           108,947         290,658
  Allowance for boat repurchases              200,000         200,000
  Warranty reserve                            900,000         900,000
                                       ______________  ______________

  Total Current Liabilities                22,821,411      11,646,433

LONG-TERM DEBT, less current maturities     1,042,111       8,986,160
CAPITAL LEASE, less current maturities         24,787          24,367
DEFERRED TAX LIABILITY                        291,404         303,823

COMMITMENTS AND CONTINGENCIES [NOTE 5]              -               -
                                       ______________  ______________
     Total Liabilities                     24,179,713      20,960,783
                                       ______________  ______________


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    4,757,608 shares issued and
    outstanding                                47,576          47,576
  Additional paid-in capital               10,475,448      10,436,551
  Accumulated earnings                     (5,757,030)     (5,400,683)
                                       ______________  ______________
                                            4,765,994       5,083,444
  Less: Treasury stock, at cost,
    15,000 shares                            (110,748)       (110,748)
  Accumulated other comprehensive
     income from Interest rate swap          (158,521)         (3,885)
                                       ______________  ______________
     Total Stockholders' Equity             4,496,725       4,968,811
                                       ______________  ______________
     Total Liabilities and
       Stockholders' Equity            $   28,676,438  $   25,929,594
                                       ______________  ______________




 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                         For the Three Months Ended
                                                September 30,
                                       ______________________________
                                            2003            2002
                                       ______________  ______________
                                         (Restated)
NET SALES                              $   12,885,232  $   12,002,119

COST OF SALES                              10,853,051      10,096,168
                                       ______________  ______________
  Gross Profit                              2,032,181       1,905,951
                                       ______________  ______________
EXPENSES:
  Selling expense                           1,355,570         832,978
      General and administrative              565,859         467,013
                                       ______________  ______________
     Total expenses                         1,921,429       1,299,991
                                       ______________  ______________
OPERATING INCOME (LOSS)                       110,752         605,960
                                       ______________  ______________
NON-OPERATING INCOME (EXPENSE):
  Other income (expense)                        3,059          28,576
  Interest expense                           (470,158)       (306,201)
                                       ______________  ______________
     Total non-operating income
       (expense)                             (467,099)       (277,625)
                                       ______________  ______________
INCOME (LOSS) BEFORE INCOME TAXES            (356,347)        328,335

CURRENT TAX EXPENSE                                 -               -
DEFERRED TAX EXPENSE (BENEFIT)                      -         159,091
                                       ______________  ______________

NET INCOME (LOSS)                      $     (356,347) $      169,244
                                       ______________  ______________

BASIC EARNINGS (LOSS) PER SHARE        $         (.08) $          .04
                                       ______________  ______________
WEIGHTED AVERAGE SHARES
  OUTSTANDING                               4,757,608       4,732,608
                                       ______________  ______________

DILUTED EARNINGS  PER SHARE            $         (.07) $          .04
                                       ______________  ______________
WEIGHTED AVERAGE SHARES
  OUTSTANDING ASSUMING DILUTION             4,824,089       4,782,372
                                       ______________  ______________




 The Accompanying notes are an integral part of these unaudited condensed consolidated financial statements

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                         For the Three Months Ended
                                                September 30,
                                       ______________________________
                                            2003            2002
                                       ______________  ______________
                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $     (356,347) $      169,244

  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depreciation expense                     521,041         528,770
     Net deferred taxes                             -         159,091
     Gain on sale of fixed asset                    -          29,114
     Amortization of deferred loan cost       226,997          15,450
     Non-cash expense                          42,783           4,416
     Change in assets and liabilities:
       (Increase) decrease in accounts
         receivable                        (1,273,241)      1,514,043
       (Increase) decrease in
         inventories                          132,124        (525,410)
       (Increase) decrease in prepaid
         expenses                            (161,639)         14,483
       Increase (decrease) in accounts
         payable                           (5,733,283)       (503,483)
       Increase (decrease) in accrued
         expenses                              39,419         (95,683)
       Increase (decrease) in dealer
         incentives                          (113,525)       (126,336)
       Increase (decrease) in customer
         deposits                            (181,711)       (358,645)
                                       ______________  ______________
        Net Cash Provided (Used) by
          Operating Activities             (6,857,382)        825,054
                                       ______________  ______________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and
    equipment                                 (34,700)       (310,405)
  Investment in molds and related plugs      (202,700)        110,000
  (Increase) decrease in other assets         199,882          (3,000)
                                       ______________  ______________
        Net Cash Provided (Used) by
          Investing Activities                (37,518)       (203,405)
                                       ______________  ______________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt             17,909,320               -
  Payments of long-term debt               (8,980,049)       (237,598)
  Payment of deferred loan cost              (148,129)              -
  Proceeds from stock options exercised             -          16,800
                                       ______________  ______________
        Net Cash Provided (Used) by
          Financing Activities              8,781,142        (220,798)
                                       ______________  ______________
Net increase (decrease)
 in cash and cash equivalents               1,886,242         400,851

Cash and cash equivalents
 at beginning of year                       1,224,935         329,640
                                       ______________  ______________

Cash and cash equivalents at end of
  period                               $    3,111,177  $      740,491
                                       ______________  ______________


                                [Continued]

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                [Continued]

                                         For the Three Months Ended
                                                September 30,
                                       ______________________________
                                            2003            2002
                                       ______________  ______________
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the period for:

      Interest, net of amounts
        capitalized                    $      248,092  $      275,042
      Income Taxes                     $            -  $            -


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

  The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the boat has been completed and shipped to a dealer or to the Government, that title and incidents of ownership have passed to, the dealer or to the
  Government, and that there is no direct or indirect commitment to the dealer or to the Government to repurchase the boat save those manufacturers repurchase agreements with lending institutions which are more fully discussed in Note 6 to these financial statements.

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

  Had compensation cost for stock options issued to employees under the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in three months ended 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 For the Quarter
                                               Ended September 30,
                                            __________________________
                                                2003          2002
                                            ____________  ____________

(Restated)
Net Income (Loss)   As reported             $   (356,347) $    169,244
 Add: Stock-based employee compensation
   expense included in reported net income         1,795         4,416
 Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method                        (5,193)      (11,292)
 Net Income (Loss)  Proforma                $   (348,407) $    162,368

 Basic earnings (loss) per share
   As reported                              $       (.08) $        .04
                    Proforma                $       (.07) $        .04
 Diluted earnings(loss) per share
   As reported                              $       (.07) $        .04
                    Proforma                $       (.07) $        .04


NOTE 2 - ACCOUNTS RECEIVABLE

  As of September 30, 2003, accounts receivable were $3,288,612 net of the allowance for bad debts of $27,841. This is an increase from the $2,015,371 in net accounts receivable recorded at June 30, 2003. Of the balance at September 30, 2003, $2,201,501 subsequently has been collected as of October 20, 2003, and the remaining $1,087,111 is believed to be fully collectible.

  The   Company  has  pledged  its  receivables  as  collateral  for   its
  promissory note with Bank of America.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

  Inventories at September 30, 2003 and June 30, 2003 consisted of the following:


                                    September,     June 30,
                                       2003          2003
                                   ____________  ____________
         Parts and supplies        $  1,496,212  $  1,593,057
         Work-in-process              1,655,406     1,702,532
         Finished goods                 226,544       214,696
                                   ____________  ____________
                                      3,378,162     3,510,286

         Obsolete inventory reserve     (50,000)      (50,000)
                                   ____________  ____________
           Total                   $  3,328,162  $  3,460,286
                                   ____________  ____________

  The   Company  has  pledged  its  inventories  as  collateral  for   its
  promissory note with Bank of America.


NOTE 4  LONG-TERM DEBT AND PLEDGED ASSETS

  The following is a summary of long-term debt:
                                             September 30,   June 30,
                                                 2003          2003
                                             ____________  ____________
     9.99% loans payable to a financial
       institution for the purchase of
       vehicles, monthly payments totaling
       $1,383 through August 2005, secured
       by the vehicles purchased.            $     26,012  $     32,224
     6.5% loan payable to a financial
       institution for the purchase of a
       vehicle, monthly payments of $726
       through December 2006, secured by
       the vehicle purchased.                      24,097        25,306
     7.93% to 8% loans payable borrowed
       against the cash surrender value of
       key-man life insurance policies
       1998, 2001, and 2002, monthly
       payments of $25,004.                     1,333,279     1,265,438
     $10,000,000 credit agreement with a
       financial Corporation (See Below).               -     8,723,636
     $18,000,000 credit agreement with a
       financial Corporation (See Below).      17,885,653             -
                                             ____________  ____________
                                               19,269,041    10,046,604
     Less: Current maturities included in
       current liabilities:                   (18,226,930)   (1,064,444)
                                             ____________  ____________
                                             $  1,042,111  $  8,986,160
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

  Prepayment - The Company is obligated to pay in addition to required monthly principle payments an additional 50% of the excess earnings after debt service within 120 days after the close of the Company's fiscal year end.
  Should the Company prepay the balance of the note within one year of the date of the note, the Company must pay one percent (1%) of the unpaid balance on the date before the date of the prepayment is made. If the Company prepays the balance of the note after one year of the date of the note, the Company must pay a half of a percent (.5%) of the unpaid balance on the date before the date the prepayment is made.

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

  Loan Guarantee - The Company entered into an agreement with Brunswick Corporation, a division of which supplies marine engines used in the Company's product, wherein Brunswick Corporation agreed to guarantee the $18,000,000 in debt financing, in return the Company President granted Brunswick the option to purchase his common shares and his options to purchase common shares of the Company. The Company's President further agreed to indemnify Brunswick for all amounts in excess of $14,700,000. The Company issued 273,146 options to acquire common shares at $.05 per share, and agreed to issue additional options to acquire sufficient shares which would result in Brunswick owning together with the shares purchased from the Company President 50.1% of the Company's outstanding shares at the weighted average market closing price for the previous 30 days. The Company further entered into an exclusive supply agreement and agreed to restrictions on the Company issuing any equity securities that would dilute Brunswick's potential equity interest in the Company upon exercise of their options with the Company and Company's President without Brunswick's prior approval. Brunswick Corporation's options to purchase vest upon the earlier of the repayment or default of $18,000,000 notes payable, or July 1, 2007. Brunswick Corporation's option expires no earlier than approximately 180 days after vesting.

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - TRANSACTIONS WITH RELATED PARTIES [Continued]


  The Company's Chairman, President, and Chief Executive Officer has guaranteed and personally pledged certain of his assets as collateral in connection with the $18,000,000 loan with Bank of America and the Brunswick Corporation agreement to guarantee said loan. The president further agreed to sell certain of his common shares and options to purchase common shares to Brunswick Corporation in connection with their guarantee (See Note 4)


NOTE 8- INCOME TAXES

The Company has provided for deferred income taxes in accordance with SAFS No. 109, Accounting for Income Taxes, whereby deferred income taxes are determined based upon the enacted income tax rates for the years in which these taxes are estimated to be payable or recoverable. Deferred income taxes arise from temporary differences resulting from a difference between the tax basis of an asset or liability and its reported amount in the financial statements.

  The components of federal income tax expense from continuing operations consist of the following:

                                            Three months Ended September 30,
                                                 2003              2002
                                            _______________  _______________
                                               (Restated)
     Current income tax expense
          Federal                           $             -  $             -
          State                                           -                -
                                            _______________  _______________
     Net current tax (benefit)              $             -  $             -
                                            _______________  _______________

     Deferred tax expense (benefit) resulted
      from:
        Excess of tax over financial
          accounting depreciation           $       (17,937) $        91,448
       Donations                                       (936)             (78)
       Reserve for obsolete inventory                     -           51,480
       Dealer incentive reserves                          -           91,338
       Accrued dealer incentive interest            (16,518)         (37,670)
       Accrued executive compensation                19,845          (22,350)
       Accrued dealer service incentives                  -            4,902
       Inventory adjustment-Sec.263A                  4,209          (19,979)
       Increase in NOL carryforwards                (84,549)         (35,714)
       Valuations allowance                          95,886           35,714
                                            _______________  _______________
       Net deferred tax expense (benefit)   $             -  $       159,091
                                            _______________  _______________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8- INCOME TAXES [Continued]


  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:

                                           Three Months Ended September 30,
                                            ______________________________
                                                 2003            2002
                                            ______________  ______________

     (Restated)
     Computed tax at the expected
      federal statutory rate                         34.00%          34.00%
     State income taxes, net of
      federal benefit                                 5.00            5.00
     Valuations allowance                           (26.91)          10.80
     Compensation from stock options                 (4.68)          (2.95)
     Officer's life insurance                        (6.14)           (.30)
     Other                                           (1.27)           1.80
                                            ______________  ______________
     Effective   income  tax   rates                     0%          48.40
                                            ______________  ______________

Significant components of the Company's deferred tax assets and liabilities are as follows:
                                         Three Months Ended   Year Ended
                                            September 30,      June 30,
                                          ________________  ________________
                                                2003              2003
                                          ________________  ________________
                                             (Restated)
Deferred tax assets:
     Warranty reserve                     $        351,000  $        351,000
     Obsolete inventory reserve                     19,500            19,500
     Accrued vacations                              73,685            73,685
     Allowance for boat repurchases                 78,000            78,000
     Bad debt reserve                               10,858            10,858
     Accrued Dealer incentive interest              41,896            25,378
     Inventory adjustments - Sec. 263A             106,012           110,220
     State NOL carryforwards                       497,693           486,854
     Federal NOL carryforwards                    2,330410         2,256,701
     Alternative minimum tax credits               119,049           119,049
     Accrued executive compensation                 35,540            55,384
     Donations carryforwards                         5,544             4,608
     Accrued dealer service incentives              38,122            38,122
     Health insurance reserve                       40,560            40,560
     Investment tax credits                         86,294            86,294
                                          ________________  ________________
Total deferred assets                            3,834,163         3,756,213
Less: valuation allowance for deferred
  tax assets                                    (2,438,799)       (2,342,912)
                                          ________________  ________________
Net deferred tax assets                   $      1,395,364  $      1,413,301

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8- INCOME TAXES [Continued]

     Deferred tax liabilities:
     Excess of financial accounting
      depreciation over tax                     (1,395,364)       (1,413,301)
                                          ________________  ________________

     Net deferred tax assets
       (liabilities)                      $              -  $              -
                                          ________________  ________________


     Net  deferred  tax  assets (liabilities)  are  presented  as follows:

                                         Three Months Ended    Year Ended
                                            September 30,       June 30,
                                          ________________  ________________
                                                2003              2003
                                          ________________  ________________
                                             (Restated)        (Restated)
     Current deferred tax assets          $        291,404  $        303,823
     Deferred tax liabilities                     (291,404)         (303,823)
                                          ________________  ________________
            Net deferred tax assets
              (liabilities)               $              -  $              -
                                          ________________  ________________

     The Company has unused federal operating loss carryforwards at September 30, 2003 and 2002 of approximately $6,854,148 and $6,360,786, respectively, which expire in various years through 2023. The Company has unused state operating loss carryforwards at September 30, 2003 and 2002 of approximately $9,953,878 and $9,460,516, respectively, which expire in various years through 2023.


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


NOTE 9 - EARNINGS (LOSS) PER SHARE [Continued]

  The   weighted  average  common  shares  and  common  equivalent  shares outstanding for the three month periods ended September 30, 2003 and 2002 for purposes of calculating earnings per share was as follows:

                                          September 30, September 30,
                                              2003          2002
                                          ____________  ____________
  Weighted average common shares
  outstanding used in basic earnings per
  share for the nine months ending           4,757,608     4,732,608

  Effect of dilutive stock options              66,481        49,764
                                          ____________  ____________

  Weighted average common shares and
  potential dilutive common equivalent
  shares outstanding used in dilutive
  earnings per share                         4,824,089     4,782,372
                                          ____________  ____________

  At September 30, 2003 there were 610,000 unexercised stock options, of which 480,000 were held by officers and directors of the Company at prices ranging from $3.58 to $4.67 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.


NOTE 10 - VALUATION AND QUALIFYING ACCOUNTS

The balance in the following valuation and qualifying accounts at September 30, 2003 and change from the year ended June 30, 2003 are as follows:

                             Balance     Charge                  Balance
Valuation and Qualifying     June 30,  to Expense  Payments/  September 30,
Account  Description           2003    Adjustments Deductions     2003
___________________________ __________ ___________ __________ _____________
                            (Restated)  (Restated)              (Restated)
Allowance for Doubtful
  accounts                      27,841           -          -        27,841
Inventory Valuation Reserve     50,000           -          -        50,000
Deferred Tax Valuation
  Allowance                  2,342,912      95,887          -     2,438,799
Warranty Expense               900,000     289,892   (289,892)      900,000
Allowance for Boat
  Repurchases                  200,000           -          -       200,000

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying financial statements have been restated to reflect a decrease in the deferred tax asset valuation allowance. The valuation allowance was increased by $95,887 to compensate for an increase in deferred tax liabilities that are not available for offsetting against the tax assets, thus increasing the amount of allowance needed. Additionally, the financial statements as filed originally were restated to reflect the impact to the financial statements.

The Company's financial statements for the quarter ended September 30, 2003 have been restated as follows :


                                               Quarter Ended
                                             September 30, 2003
                                        ----------------------------
                                         As Reported    As Restated
                                        -------------  -------------
Statement of Operations Data:
   Deferred tax expense                 $    ( 11,338) $           -
   Net income (loss)                    $    (345,009) $    (356,347)
   Basic earnings (loss) per share      $        (.07) $        (.08)
   Diluted earnings (loss) per share    $        (.07) $        (.07)

Balance Sheet Data:
   Current tax assets                   $     800,716  $     291,404
   Total current assets                 $  11,334,887  $  10,825,575
   Total assets                         $  29,185,750  $  28,676,438
   Current maturities - long-term debt  $   1,057,604  $  18,226,930
   Accrued expenses                     $   1,198,296  $   1,356,817
   Total current liabilities            $   5,493,564  $  22,821,411
   Long-term debt                       $  18,211,437  $   1,042,111
   Deferred tax liability               $   1,190,021  $     291,404
   Total liabilities                    $  24,919,809  $  24,179,713
   Additional paid-in capital           $  11,438,886  $  10,475,448
   Retained earnings (deficit)          $  (6,146,335) $  (5,757,030)
   Deferred compensation for stock
     Options issued                     $      (2,090) $           -
   Deferred interest for options issued
     for Guarantee of long-term debt    $    (961,348) $           -
   Accumulated other comprehensive
     Income from interest rate swap     $           -  $    (158,521)
   Stockholders' equity                 $   4,265,941  $   4,496,725
   Total liabilities & stockholders'
     Equity                             $  29,185,750  $  28,676,438

Item 2:  Management's Discussion and Analysis of Results of Operations
              and Financial Condition

Results of Operations.
The operating income for the three months ended September 30, 2003 was $110,752 or $.02 per share and compares to the operating income of $605,960 or $.13 per share for the three months ended September 30, 2002. The net loss for the three months ended September 30, 2003 was $(356,347) or $(.08) per share as compared to a net income for the three months ended September 30, 2002 of $169,244 or $.04 per share.

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

Current tax expense is $0 and $0 for the three months ended September 30, 2003 and 2002, respectively. Deferred tax expense is $0 and $159,091 at September 30, 2003 and 2002, respectively. Current tax expense of $0 for the quarter ended September 30, 2003 is a result of the net operating loss carryovers from the year ended June 30, 2002. There remains $6,637,357 for Federal and $9,737,087 for State tax purposes of net operating loss carryovers available till the years 2022 and 2023, to offset current tax expenses. The deferred tax charge for the quarter ended September 30, 2002 resulted from changes to the various temporary timing differences between book and tax as outlined in Note 7 to the financial statements.

The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company's future earnings, the future tax laws in effect, and other unknown factors; all of which are uncertain. For these reasons and because the Company has generated operating tax losses in recent years, the Company has elected to provide for a tax asset valuation allowance of $2,438,799 at September 30, 2003 and $2,342,912 at June 30, 2003.

Management is of the opinion the tax asset valuation allowance will not be required in its entirety in the coming years. Management estimates, based on the Company's increased backlog of orders, that sales volumes will continue to improve in the near future thus resulting in improved earnings and partial absorption of the net operating tax loss carryovers. However, at this time the Company has chosen not to reduce the tax asset valuation allowance for the following reasons: 1.) with the exception of order backlog, it is very difficult to predict future sales volumes in an uncertain economy that exists at the present time; and 2.) the Company's inconsistent earnings history in recent years, which includes significant losses in fiscal 2001 and 2002, as well as a first quarter loss in fiscal year 2004. Currently, the tax asset valuation allowance is adjusted to the extent that total deferred tax assets exceed total deferred tax liabilities. As operating results and the economy stabilize and future sales volumes increase, consideration will be given to reducing or eliminating the valuation allowance.


Liquidity and Capital Resources.
At  September  30,  2003,  the  Company had working  capital  deficit   of
$(11,995,836)  and $(3,997,437)  at June 30, 2003.

As of September 30, 2003, the Company was not in compliance with its loan covenants with the senior lender, Bank of America. Specifically the covenants require certain financial ratios to be maintained at each reporting anniversary date. All of the ratios required under the covenants were not met. Those ratios include:
                                                Bank            Company
                                             Requirement      Performance

Total Liabilities to Total Net Worth Ratio
  (not to exceed)                            4.75 to 1.00     5.84 to 1.00

Current Maturity Coverage Ratio (not to
  fall Below)                                1.50 to 1.00     1.12 to 1.00

Funded Debt to EBITDA Ratio (not to exceed)  4.25 to 1.00     5.08 to 1.00

As of the filing date of this form 10-Q the Company had not obtained a waiver of compliance from Bank of America. As a result of this non-compliance, the entire note payable balance of $17,885,653 has been classified as a current liability as of September 30, 2003.
On December 8, 2003, Bank of America, with the concurrence of the loan's guarantors, issued a waiver of compliance of the financial covenants required under the loan agreement.


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

For the remaining nine months of the year ending June 30, 2004 the Company believes that it will continue to improve upon prior years operating results. Management has developed and instituted a plan that budgets expenses and clearly outlines certain sales goals and expectations for the remainder of the fiscal year. Management believes they have sufficient resources and can generate sufficient cash flows from operations to meet current liquidity demands.


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



FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Registrant)






By:    /s/Irving L. Smith             Date:  August 09, 2004
       Irving L. Smith
       Chief Financial Officer