Form 10-Q/A
period 2003-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2004-08-16
CIK 764858

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

   Exhibits

                               Explanatory Note


      Fountain Powerboat Industries, Inc. is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 to restate earnings and earnings per share due to adjustments to its previously reported allowance for deferred tax assets as required by SFAS
109. Previous amounts did not reflect fully the effects of certain NOL carryforwards and their affects on the net of deferred tax assets and liabilities. See Note 7 to the financial statements for further information related to this issue. Additional comments were also added to the Managements' Discussion and Analysis, Results of Operations, to further explain the Company's reasons for maintaining the deferred tax asset allowance.
      The original Management's Discussion and Analysis, Liquidity and Capital Resources, was further expanded to include additional discussion about sufficient current and future cash flows to satisfy liquidity demands of the Company.
      With the exception of the foregoing corrections, no other information in the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 has been supplemented, updated or amended.

PART I.   FINANCIAL INFORMATION.
ITEM 1:   Financial Statements.


FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                              December 31,             June 30,
ASSETS                                                                            2003                   2003


CURRENT ASSETS:
        Cash and cash equivalents                                        $      3,995,211        $     1,224,935
        Accounts receivable, net                                                2,239,123              2,015,371
        Inventories                                                             3,891,464              3,460,286
        Prepaid Expenses                                                          838,397                644,581
        Current tax assets                                                        292,935                303,823

                Total Current Assets                                           11,260,130              7,648,996

PROPERTY, PLANT AND EQUIPMENT                                                  42,268,908             41,676,783

        Less: Accumulated depreciation                                        (26,554,008)           (25,511,099)

                                                                               15,714,900             16,165,684

CASH SURRENDER VALUE LIFE INSURANCE                                             1,479,000              1,378,626

OTHER ASSETS                                                                      611,403                736,288

TOTAL ASSETS                                                             $     29,065,433        $    25,929,594


                                           (Continued)

                         FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Continued)




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current maturities - long-term debt                              $      1,070,916        $     1,060,444
        Current maturities - capital lease                                         17,709                 20,118
        Accounts payable                                                        1,945,322              7,498,762
        Accounts payable - related party                                           34,000                169,043
        Accrued expenses                                                          793,599              1,317,398
        Dealer incentives                                                         693,653                190,010
        Customer deposits                                                         229,937                290,658
        Allowance for boat repurchases                                            200,000                200,000
        Warranty reserve                                                          900,000                900,000

                Total Current Liabilities                                       5,885,136             11,646,433

LONG-TERM DEBT, less current maturities                                        18,070,298              8,986,160
CAPITAL LEASE, less current maturities                                             21,249                 24,367
DEFERRED TAX LIABILITY                                                            295,935                303,823

COMMITMENTS AND CONTINGENCIES (NOTE 5)

                Total Liabilities                                              24,272,618             20,960,783

STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value, 200,000,000 shares authorized,
                4,757,608 shares issued and outstanding                            47,576                 47,576
        Additional paid-in capital                                             10,443,840             10,436,551
        Accumulated earnings (deficit)                                         (5,517,971)            (5,400,683)

                                                                                4,973,445              5,083,444

        Less: Treasury stock, at cost, 15,000 shares                             (110,748)              (110,748)
        Deferred compensation for stock options issued                             (2,090)                (3,885)
        Accumulated other comprehensive income from interest rate swap            (67,792)                     -

                Total Stockholders' Equity                                      4,792,815              4,968,811
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     29,065,433        $    25,929,594


The Accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Three Months Ended                    For the Six Months Ended
                                                 December 31,        December 31,          December 31,         December 31,
                                                    2003                2002                  2003                 2002
                                                 (Restated)                                (Restated)

NET SALES                                        $ 13,361,811       $  12,941,227         $  26,247,043        $  25,016,213

COST OF SALES                                      11,334,711          10,570,853            22,187,762           20,739,887

        Gross Profit                                2,027,100           2,370,374             4,059,281            4,276,326

EXPENSES:
        Selling expense                             1,050,694           1,082,315             2,406,264            1,915,293
        General and administrative                    519,353             431,241             1,085,212              898,254
        Total Expenses                              1,570,047           1,513,556             3,491,476            2,813,547

OPERATING INCOME (LOSS)                               457,053             856,818               567,805            1,462,779

NON-OPERATING INCOME (EXPENSE):
        Other income (expense)                         (1,962)              1,389                 1,097               29,965
        Interest expense                             (216,032)           (214,475)             (686,190)            (520,676)

        Total Non-operating Income (Expense)         (217,994)           (213,086)             (685,093)            (490,711)

INCOME (LOSS) BEFORE INCOME TAXES                     239,059             643,732              (117,288)             972,068

CURRENT TAX EXPENSE (BENEFIT)                               -                   -                     -                    -

DEFERRED TAX EXPENSE (BENEFIT)                              0             161,273                     0              320,364

NET INCOME (LOSS)                                  $  239,059         $   482,459           $  (117,288)         $   651,704

BASIC EARNINGS (LOSS) PER SHARE                    $     0.05         $      0.10           $     (0.02)         $      0.14

WEIGHTED AVERAGE SHARES OUTSTANDING                 4,757,608           4,745,108             4,757,608            4,745,108

DILUTED EARNINGS (LOSS) PER SHARE                  $     0.05         $      0.10           $     (0.02)         $      0.14

WEIGHTED AVERAGE SHARES OUTSTANDING
        ASSUMING DILUTION                           4,819,635           4,825,399             4,821,862            4,803,886



The Accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                      FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Increase (Decrease) in Cash and Cash Equivalents


                                                                                           For the Six Months Ended
                                                                                       December 31,            December 31,
                                                                                            2003                    2002
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    (Restated)



        Net income (loss)                                                           $      (117,288)      $         651,704

        Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
                Depreciation                                                              1,042,909               1,028,308
                Net deferred taxes                                                                -                 320,365
                Loss on sale of fixed asset                                                       -                  29,613
                Amortization of deferred loan cost                                          246,980                  30,900
                Non-cash expense                                                              9,085                   8,846
                Change in assets and liabilities:
                        Decrease (increase) in accounts receivable                         (223,752)              2,293,396
                        (Increase) in inventories                                          (431,179)               (477,112)
                        (Increase) in prepaid expenses                                     (193,816)               (238,089)
                        (Decrease) in accounts payable                                   (5,688,483)               (514,714)
                        (Decrease) in accrued expenses                                     (447,814)               (245,572)
                        Increase (decrease) in dealer incentives                            427,658                (489,937)
                        (Decrease) in customer deposits                                     (60,721)               (381,106)

                Net Cash Provided (Used) by Operating Activities                         (5,436,421)              2,016,602

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant and equipment                                          (110,857)               (793,891)
        Investment in molds and related plugs                                              (481,269)                      -
        Proceeds from sale of fixed assets                                                        -                 110,500
        (Increase) in other assets                                                         (222,468)               (100,824)

                Net Cash Provided (Used) by Investing Activities                           (814,594)               (784,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from long-term debt                                                     18,067,841                  95,000
        Payments of long-term debt                                                       (8,898,421)               (497,442)
        Payment of deferred loan cost                                                      (148,129)                      -
        Proceeds from stock options exercised                                                   -                    16,800

                Net Cash Provided (Used) by Financing Activities                          9,021,291                (385,642)

Net increase in cash and cash equivalents                                                 2,770,276                 846,745

Cash and cash equivalents at beginning of year                                            1,224,935                 329,640

Cash and cash equivalents at end of period                                            $   3,995,211          $    1,176,385





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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION (continued)



                                                        For the Three Months Ended        For the Six Months Ended
                                                        December 31,    December 31,    December 31,    December 31,
                                                            2003             2002          2003            2002
                                                         (Restated)                     (Restated)


                                                    C>
Net Income (Loss) as Reported                         $   239,059      $  482,459       $ (117,288)     $ 651,704
Add: Stock-based nonemployee compensation
        expense included in reported net income              -              9,117            1,795         13,533

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method                     (5,193)         (24,826)         (10,386)       (36,118)

Net Income (Loss) Proforma                            $  233,866       $  466,750       $ (125,879)      $ 629,119

Basic earnings (loss) per share:     As reported      $     0.06       $     0.10       $    (0.01)      $    0.14
                                     Proforma         $     0.05       $     0.10       $    (0.02)      $    0.13

Diluted earnings (loss) per share:   As reported      $     0.06       $     0.10       $    (0.01)      $    0.14
                                     Proforma         $     0.05       $     0.10       $    (0.02)      $    0.13






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

NOTE 3 - INVENTORIES

  Inventories at December 31, 2003 and June 30, 2003 consisted of the following:


                                           December 31,         June 30,
                                             2003                 2003

 Parts and supplies                     $  1,721,675         $  1,593,057
 Work-in-process                           2,112,199            1,702,533
 Finished Goods                              107,590              214,696

                                        $  3,941,464         $  3,510,286

 Obselete inventory reserve                  (50,000)             (50,000)

 Total                                  $  3,891,464         $  3,460,286






The Company has pledged its inventories as collateral for its promissory note with Bank of America.

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4  - LONG-TERM DEBT AND PLEDGED ASSETS

The following is a summary of long-term debt:


                                                                                  December 31,           June 30,
                                                                                     2003                  2003


 9.99% loans payable to a financial institution for
         the purchase of vehicles, monthly payments
         totaling $1,383 through August 2005, secured
         by the vehicles purchased.                                            $       25,396         $      32,224

 6.5% loan payable to a financial institution for the
         purchase of a vehicle, monthly payments of $726
         through December 2006, secured by the vehicle
         purchased.                                                                    22,159                25,306

 7.93% to 8% loans payable borrowed against
         the cash surrender value of key-man life insurance
         policies, monthly payments
         of $25,004.                                                                1,358,472             1,265,438

 $10,000,000 credit agreement with a financial
         Corporation (See Below).                                                         -               8,723,636

 $18,000,000 credit agreement with a financial
         Corporation (See Below).                                                  17,735,187                   -

                                                                                   19,141,214            10,046,604

Less: Current maturities included in current liabilities                           (1,070,916)           (1,060,444)

                                                                                $  18,070,298         $   8,986,160




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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES [Continued]

  The components of federal income tax expense from continuing operations consist of the following:

                                       Six months Ended December 31,
                                       _____________________________
                                              2003         2002
                                         _____________   _____________

     (Restated)
     Current income tax expense:
          Federal                            $      -    $       -
          State                                     -            -
                                         _____________   _____________
     Net current tax (benefit)               $      -    $       -
                                         _____________   _____________

     Deferred tax expense (benefit)
       resulted from:
          Excess of tax over financial
            accounting depreciation          $(31,947)   $    119,529
     Donations                                 (1,043)            (96)
          Reserve for obsolete inventory            -          51,480
          Dealer incentive reserves                 -          97,945
          Accrued dealer incentive interest   (32,673)         (6,178)
          Accrued executive compensation       51,620         (32,100)
          Accrued dealer service incentives     5,460         111,159
          Inventory adjustment-Sec.263A       (13,734)        (21,375)
          Health insurance reserve             (4,680)            -
          Decrease in NOL carryforwards         6,014          62,567
          Valuations allowance                 20,983         (62,567)
                                         _____________   _____________
     Net deferred tax expense (benefit)      $    -       $    320,364
                                         _____________   _____________

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:

                                        Six Months Ended December 31,
                                         __________________________
                                              2003         2002
                                         __________________________

     (Restated)
     Computed tax at the expected
       federal statutory rate                    34.00%      34.00%
     State income taxes, net of
       federal benefit                            5.00        5.00
     Valuations allowance                       (19.06)      (6.44)
     Compensation from stock options             (3.22)      (1.00)
     Officer's life insurance                    (1.04)       (.12)
     Nondeductible entertainment                 (5.56)       -
     Penalties                                  (10.12)       -
     Other                                        -           1.52
                                         __________________________
     Effective income tax rates                  0%          32.96%
                                         __________________________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES [Continued]

Significant components of the Company's deferred tax assets and liabilities are as follows:
                                          Six Months
                                            Ended       Year Ended
                                         December 31,    June 30,
                                           __________   _____________
                                             2003          2003
                                           __________   _____________

(Restated)                     (Restated)
Deferred tax assets:
     Warranty reserve                      $ 351,000     $ 351,000
     Obsolete inventory reserve               19,500        19,500
     Accrued vacations                        73,685        73,685
     Allowance for boat repurchases           78,000        78,000
     Bad debt reserve                         10,858        10,858
     Accrued Dealer incentive interest        58,051        25,378
     Inventory adjustments - Sec. 263A       123,954       110,220
     State NOL carryforwards                 486,083       486,854
     Federal NOL carryforwards             2,251,459     2,256,701
     Alternative minimum tax credits         119,049       119,049
     Accrued executive compensation            3,764        55,384
     Donations carryforwards                   5,651         4,608
     Accrued dealer service incentives        32,662        38,122
     Health insurance reserve                 45,240        40,560
     Investment tax credits                   86,294        86,294
                                         ____________   ___________
Total deferred assets                      3,745,250     3,756,213
Less: valuation allowance
        for deferred tax assets           (2,363,896)   (2,342,912)
                                         ____________   ___________
Net deferred tax assets                    1,381,354     1,413,301

Deferred tax liabilities:
     Excess of financial accounting
      depreciation over tax                (1,381,354)   (1,413,301)
                                         _____________   __________

Net deferred tax assets (liabilities)      $       -     $       -
                                         _____________   __________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Net deferred tax assets (liabilities) are presented as follows:

                                       Six Months
                                          Ended       Year Ended
                                       December 31,    June 30,
                                       ___________   __________

                                           2003         2003
                                       ___________   __________
                                        (Restated)   (Restated)

     Current deferred tax asset        $ 295,935     $ 303,823
     Deferred tax liabilities           (295,935)     (303,823)
                                         _________   __________
Net deferred tax assets (liabilities)  $       -     $       -
                                        __________   __________

NOTE 8 - INCOME TAXES [Continued]

The Company has unused federal operating loss carryforwards at December 31, 2003 and 2002 of approximately $6,621,937 and $6,108,785, respectively, which expire in various years through 2023. The Company has unused state operating loss carryforwards at December 31, 2003 and 2002 of approximately $9,721,667 and $9,208,515, respectively, which expire in various years through 2023.


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


NOTE 10 - VALUATION AND QUALIFYING ACCOUNTS

The balance in the following valuation and qualifying accounts at December 31, 2003 and change from the year ended June 30, 2003 are as follows:


Valuation and Qualifying                              June 30,          Expense         and Other       December 31,
Account Description                                     2003          Adjustments       Reductions          2003
                                                     (Restated)                         (Restated)       (Restated)
Allowance for doubtful accounts                         27,841                 -                -           27,841
Inventory valuation reserve                             50,000                 -                -           50,000
Deferred tax valuation allowance                     2,342,913                 -           20,983        2,363,896
Warranty reserve                                       900,000           638,018         (638,018)         900,000
Allowance for boat repurchases                         200,000                 -                -          200,000




            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying financial statements have been restated to reflect an increase in the deferred tax asset valuation allowance. The valuation allowance was increased by $20,983 for the six months ended December 31, 2003 to compensate for deferred tax liabilities that are available for offsetting against the tax assets, thus reducing the amount of allowance needed.

The Company's financial statements for the three months and the six months ended December 31, 2003 have been restated as follows :

                                           Three Months Ended             Six Months Ended
                                            December 31, 2003            December 31,  2003
                                       --------------------------     --------------------------
                                       As Reported    As Restated     As Reported    As Restated
                                       -----------    -----------     -----------    -----------
Statement of Operations Data:
   Deferred tax expense                 $( 15,659)    $     -0-       $( 26,997)     $       -0-
   Net income (loss)                    $ 254,718     $ 239,059       $( 90,291)     $ (117,288)
   Basic earnings (loss) per share      $     .05     $     .05       $(    .01)     $ (    .02)
   Diluted earnings (loss) per share    $     .05     $     .05       $(    .01)     $ (    .02)

Balance Sheet Data:
   Current tax assets                                                $    802,366    $    295,935
   Total current assets                                              $ 11,766,561    $ 11,260,130
   Total assets                                                      $ 29,571,864    $ 29,065,433
   Deferred tax liability                                            $  1,176,012    $    295,935
   Total liabilities                                                 $ 25,152,695    $ 24,272,618
   Retained earnings (deficit)                                       $( 5,891,617)   $( 5,517,971)
   Stockholders' equity                                              $  4,419,169    $  4,792,815
   Total liabilities &
     stockholders' Equity                                            $ 29,571,864    $29,065,433


ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following tables should be read in conjunction with management's discussion and set forth, for the periods and dates indicated, certain financial, operating and balance sheet data including, as applicable, the percentages of net sales:


                                                       For the Three Months Ended                         Change over the
                                               December 31, 2003             December 31, 2002             Prior Period
                                           _________________________     _________________________     _________________________
                                                (Restated)                                                  (Restated)


 Net sales                                 $   13,361,811     100.0%     $   12,941,227     100.0%     $      420,584       3.2%

 Cost of sales                                 11,334,711      84.8%         10,570,853      81.7%            763,858       7.2%

 Gross profit                              $    2,027,100      15.2%     $    2,370,374      18.3%     $     (343,274)    -14.5%

 Selling expense                           $    1,050,694                $    1,082,315                $      (31,621)
 General and administrative                $      519,353                $      431,241                $       88,112
 Interest expense                          $      216,032                $      214,475                $        1,557

 Net income                                $      239,059                $      482,459                $     (243,400)

 Boat shipments (Units shipped)                        94                           103                            (9)




                                                          For the Six Months Ended                        Change over the
                                               December 31, 2003             December 31, 2002             Prior Period
                                           _________________________     _________________________     _________________________
                                                (Restated)                                                  (Restated)

 Net sales                                 $   26,247,043     100.0%     $   25,016,213     100.0%     $    1,230,830       4.9%

 Cost of sales                                 22,187,762      84.5%         20,739,887      82.9%          1,447,875       7.0%

 Gross profit                              $    4,059,281      15.5%     $    4,276,326      17.1%     $     (217,045)     -5.1%

 Selling expense                           $    2,406,264                $    1,915,293                $      490,971
 General and administrative                $    1,085,212                $      898,254                $      186,958
 Interest expense                          $      686,190                $      520,676                $      165,514

 Net income                                $     (117,288)               $      651,704                $     (768,992)

 Boat shipments (Units shipped)                       205                           188                            17



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

Net Income - The decrease in net income of $243,400 and $768,992 during the three and six months ended December 31, 2003, respectively, as compared to the comparable periods during the previous year, is primarily attributable to the mix of units sold in the first and second quarters of this year and the increased selling and general and administrative expenses experienced in the first three months of the Company's fiscal year.

Income Tax - Current tax expense is $0 and $0 for the three months and the six months ended December 31, 2003, respectively. Current tax expense is $0 and $0 for the three months and the six months ended December 31, 2002, respectively. Deferred tax expense is $0 and $0 for the three months and the six months ended December 31, 2003, respectively. Deferred tax expense is $161,273 and $320,364 for the three months and the six months ended December 31, 2002, respectively. Current tax expense of $0 for the quarter and $0 for the six months ended December 31, 2003 and 2002 is a result of the net operating loss carryovers from the year ended June 30,
2002. There remains $6,637,357 for Federal and $9,737,087 for State tax purposes of net operating loss carryovers available till the years 2022 and 2023, to offset current tax expenses. The deferred tax charge for the quarter and the six months ended December 31, 2002 resulted from changes to the various temporary timing differences between book and tax as outlined in Note 7 to the financial statements.

The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company's future earnings, the future tax laws in effect, and other unknown factors; all of which are uncertain. For these reasons and because the Company has generated operating tax losses in recent years, the Company has elected to provide for a tax asset valuation allowance of $2,363,896 at December 31, 2003 and $2,342,912 at June 30, 2003.

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












Liquidity and Capital Resources

The  following table sets forth certain items relating to the  measurement
of   liquidity   and  capital  resources  from  the  Company's   condensed
consolidated financial statements for the dates indicated:




                                                 Balances as of
                                                  December 31,              June 30,               Increase
                                                      2003                    2002                (Decrease)
                                                   (Restated)                                     (Restated)


 Cash and cash equivalents                          3,995,211               1,224,935             2,770,276

 Working capital                                    5,374,994              (3,493,945)            8,868,939

 Current Ratio                                    1.91 to 1.00            .070 to 1.00

 Quick Ratio                                      1.25 to 1.00            0.11 to 1.00







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

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because of the increase in sales volumes and sales backlogs at the date of this filing. Subsequent events related to the senior debt placement strengthens the Company's ability to pay off all the outstanding current debt and existing long-term debts. Additionally the Company has maintained a historical sales backlog through the date of this report.

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



FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Registrant)






By: /s/ Irving L. Smith
__________________________
Date:  August 09, 2004
    Irving L. Smith
    Chief Financial Officer