Form 10-Q/A
period 2004-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2004-08-16
CIK 764858

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

       Exhibits

                            Explanatory Note

      Fountain Powerboat Industries, Inc. primarily is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 to restate earnings and earnings per share due to adjustments to its previously reported allowance for deferred tax assets as required by SFAS 109. Previous amounts did not reflect fully the effects of certain NOL carryforwards and their affects on the net of deferred tax assets and liabilities. See Note 7 to the financial statements for further information related to this issue. Additional comments were also added to the Managements' Discussion and Analysis, Results of Operations, to further explain the Company's reasons for maintaining the deferred tax asset allowance.

     Other changes were effected in the Notes to the Financial Statements as clarifications of information previously reported on the original Form 10-Q. Note 1. Basis of Presentation offers additional information related to royalty income reporting and presentation. Note 10. Valuation and Qualifying Accounts, contains a table that originally had mathematical errors contained therein. All of the corrections are contained in this amendment.

      Additional comments have been added to the original Management's Discussion and Analysis, Results of Operations, related to reductions in the allowance for boat repurchases, and Liquidity and Capital Resources, regarding current and future cash flows.

      The original Management's Discussion and Analysis, Liquidity and Capital Resources, was further expanded to include additional discussion about sufficient current and future cash flows to satisfy liquidity demands of the Company.

      With the exception of the foregoing corrections, no other information in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 has been supplemented, updated or amended

PART I.   FINANCIAL INFORMATION.
ITEM 1:   Financial Statements.


FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           March 31,              June 30,
ASSETS                                                                       2004                   2003
                                                                           Restated               Restated

CURRENT ASSETS:
        Cash and cash equivalents                                    $     3,584,625        $     1,224,935
        Accounts receivable, net                                           3,585,857              2,015,371
        Inventories                                                        4,637,734              3,460,286
        Prepaid Expenses                                                     649,323                644,581
        Current tax assets                                                   319,517                303,823

                Total Current Assets                                      12,777,056              7,648,996

PROPERTY, PLANT AND EQUIPMENT                                             42,374,815             41,676,783

        Less: Accumulated depreciation                                   (26,863,374)           (25,511,099)

                                                                          15,511,440             16,165,684

CASH SURRENDER VALUE LIFE INSURANCE                                        1,535,284              1,378,626

OTHER ASSETS                                                                 671,351                736,288

TOTAL ASSETS                                                         $    30,495,131        $    25,929,594









Continued

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,               June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                         2004                   2003
                                                                                           Restated               Restated

CURRENT LIABILITIES:
        Current maturities - long-term debt                                          $    1,091,865         $    1,060,444
        Current maturities - capital lease                                                   17,709                 20,118
        Accounts payable                                                                  2,026,652              7,498,762
        Accounts payable - related party                                                     14,125                169,043
        Accrued expenses                                                                  1,045,707              1,317,398
        Dealer incentives                                                                 1,040,802                190,010
        Customer deposits                                                                   522,207                290,658
        Allowance for boat repurchases                                                       75,000                200,000
        Warranty reserve                                                                    900,000                900,000

                Total Current Liabilities                                                 6,734,067             11,646,433

LONG-TERM DEBT, less current maturities                                                  17,976,978              8,986,160
CAPITAL LEASE, less current maturities                                                        6,562                 24,367
DEFERRED TAX LIABILITY                                                                      319,517                303,823

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                                             -                      -

                Total Liabilities                                                        25,037,124             20,960,783

STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value, 200,000,000 shares authorized,
                4,757,608 shares issued and outstanding                                      47,576                 47,576
        Additional paid-in capital                                                       10,443,840             10,436,551
        Accumulated earnings (deficit)                                                   (4,763,606)            (5,400,683)

                                                                                          5,727,810              5,083,444

        Less: Treasury stock, at cost, 15,000 shares                                       (110,748)              (110,748)
        Deferred compensation for stock options issued                                       (2,090)                (3,885)
        Accumulated other comprehensive income from interest rate swap                     (156,965)                     -

                Total Stockholders' Equity                                                5,458,007              4,968,811

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   30,495,131         $   25,929,594



The Accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Three Months Ended                For the Nine Months Ended
                                                          March 31,            March 31,            March 31,            March 31,
                                                            2004                 2003                 2004                 2003
                                                          Restated                                  Restated

NET SALES                                             $   15,790,650       $   12,783,311       $   42,037,693       $   37,799,524

COST OF SALES                                             12,671,582           10,871,979           34,859,344           31,611,866

        Gross Profit                                       3,119,068            1,911,332            7,178,349            6,187,658

EXPENSES:
        Selling expense                                    1,593,717            1,396,465            3,999,981            3,311,758
        General and administrative                           487,891              330,467            1,573,103            1,228,721

        Total Expenses                                     2,081,608            1,726,932            5,573,084            4,540,479

OPERATING INCOME (LOSS)                                    1,037,460              184,400            1,605,265            1,647,179

NON-OPERATING INCOME (EXPENSE):
        Other income (expense)                                 5,524              (29,799)               6,621                  166
        Interest expense                                    (288,619)            (245,939)            (974,809)            (766,615)

        Total Non-operating Income (Expense)                (283,095)            (275,738)            (968,188)            (766,449)

INCOME (LOSS) BEFORE INCOME TAXES                            754,365              (91,338)             637,077              880,730

CURRENT TAX EXPENSE (BENEFIT)                                      -                    -                    -                    -

DEFERRED TAX EXPENSE (BENEFIT)                                     -               86,064                    -              406,428

NET INCOME (LOSS)                                     $      754,365         $   (177,402)        $    637,077         $    474,302

BASIC EARNINGS (LOSS) PER SHARE                       $         0.16         $      (0.04)        $       0.13         $       0.10

WEIGHTED AVERAGE SHARES
        OUTSTANDING                                         4,757,608           4,745,108            4,757,608            4,745,108

DILUTED EARNINGS (LOSS) PER SHARE                     $          0.16        $        N/A         $       0.13         $       0.10

WEIGHTED AVERAGE SHARES
        OUTSTANDING ASSUMING DILUTION                       4,833,092                 N/A            4,825,605            4,811,619



The Accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents


                                                                                         For the Nine Months Ended
                                                                                          March 31,            March 31,
                                                                                             2004                 2003
                                                                                           Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                             $     637,077        $     474,302

        Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
                Depreciation                                                              1,545,395            1,574,814
                Net deferred taxes                                                                -              406,428
                Loss on sale of fixed asset                                                  11,696                9,890
                Amortization of deferred loan cost                                          266,963               46,350
                Non-cash expense                                                              9,085               13,440
                Increase in warranty reserve                                                      -               30,000
                (Decrease) in allowance for boat repurchases                               (125,000)                   -
                Change in assets and liabilities:
                        Decrease (increase) in accounts receivable                       (1,570,486)             438,802
                        (Increase) in inventories                                        (1,177,448)            (113,219)
                        (Increase) in prepaid expenses                                       (4,742)            (400,765)
                        Increase(decrease) in accounts payable                           (5,627,029)               7,726
                        (Decrease) in accrued expenses                                     (271,691)             (92,886)
                        Increase(decrease) in dealer incentives                             850,792             (583,936)
                        Increase(decrease) in customer deposits                             231,549             (492,227)

                Net Cash Provided (Used) by Operating Activities                         (5,223,839)           1,318,719

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant and equipment                                          (153,463)            (512,125)
        Investment in molds and related plugs                                              (774,384)            (576,302)
        Proceeds from sale of fixed assets                                                   25,000              165,945
        (Increase) in other assets and liabilities                                         (210,555)            (277,026)

                Net Cash Provided (Used) by Investing Activities                         (1,113,402)          (1,199,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from long-term debt                                                     18,067,841              343,029
        Payments of long-term debt                                                       (9,222,781)            (756,778)
        Payment of deferred loan cost                                                      (148,129)                   -
        Proceeds from stock options exercised                                                     -               16,800

                Net Cash Provided (Used) by Financing Activities                          8,696,931             (396,949)

Net increase in cash and cash equivalents                                                 2,359,690             (277,738)

Cash and cash equivalents at beginning of year                                            1,224,935              329,640

Cash and cash equivalents at end of period                                             $  3,584,625          $    51,902





(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents
(Continued)


                                                                                         For the Nine Months Ended
                                                                                          March 31,            March 31,
                                                                                            2004                 2003

Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
                Interest, net of amounts capitalized                                 $     977,171        $     771,831

                Income taxes                                                         $           -        $           -






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

During the quarter ended March 31, 2004, the Company has entered into arrangements that license other foreign companies to manufacture boats utilizing the Company's concepts and designs in exchange for royalties received for each boat manufactured. The Company accounts for these royalties as sales revenue in the period when earned. Royalties for the nine months ended March 31, 2004 are less than 10% of total revenues.

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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (continued)



                                                          For the Three Months Ended             For the Nine Months Ended
                                                          March 31,          March 31,           March 31,         March 31,
                                                            2004               2003                2004              2003
                                                          Restated                               Restated

Net Income (Loss) as Reported                         $       754,365      $  (177,401)        $  637,077       $    474,302
Add: Stock-based nonemployee compensation
        expense included in reported net income                    -             4,600              1,795             15,446

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method                         (5,193)          (24,826)           (15,579)           (60,944)

Net Income (Loss) Proforma                            $      749,172       $  (197,627)         $ 623,293        $   428,804

Basic earnings (loss) per share:     As reported      $         0.16       $     (0.04)         $    0.13        $      0.10
                                     Proforma         $         0.16       $     (0.04)         $    0.13        $      0.09

Diluted earnings (loss) per share:   As reported      $         0.16       $       N/A          $    0.13        $      0.10
                                     Proforma         $         0.16       $       N/A          $    0.13        $      0.09



NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2004 and June 30, 2003 consisted of the following:



                                            March 31,            June 30,
                                              2004                 2003

Trade accounts receivable               $  3,668,698         $  2,043,212
Allowance for doubtful accounts              (82,841)             (27,841)

 Total                                  $  3,585,857         $  2,015,371



The Company reviews its receivables on a regular basis and adjusts its allowance for doubtful accounts based upon its best judgment. The Company believes these amounts (net of the allowance for doubtful accounts) to be fully realizable and has pledged its receivables as collateral for its promissory note with Bank of America.

NOTE 3 - INVENTORIES

Inventories at March 31, 2004 and June 30, 2003 consisted of the following:



                                           March 31,             June 30,
                                             2004                  2003

 Parts and supplies                    $  1,895,490         $   1,593,057
 Work-in-process                          2,636,510             1,702,533
 Finished Goods                             155,734               214,696

                                       $  4,687,734         $   3,510,286

 Obselete inventory reserve                 (50,000)              (50,000)

 Total                                 $  4,637,734         $   3,460,286



The Company has pledged its inventories as collateral for its promissory note with Bank of America.

         FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4  - LONG-TERM DEBT AND PLEDGED ASSETS

The following is a summary of long-term debt:


                                                                          March 31,               June 30,
                                                                             2004                   2003

 9.99% loans payable to a financial institution for
         the purchase of vehicles, monthly payments
         totaling $1,383 through August 2005, secured
         by the vehicles purchased.                                   $      21,852        $        32,224

 6.5% loan payable to a financial institution for the
         purchase of a vehicle, monthly payments of $726
         through December 2006, secured by the vehicle
         purchased.                                                          20,276                 25,306

 7.93% to 8% loans payable borrowed against
         the cash surrender value of key-man life insurance
         policies 1998, 2001, and 2002, monthly payments
         of $25,004.                                                      1,366,491              1,265,438

 $10,000,000 credit agreement with a financial
         Corporation (See Below).                                                 -              8,723,636

 $18,000,000 credit agreement with a financial
         Corporation (See Below).                                        17,660,224                      -

                                                                         19,068,843             10,046,604

Less: Current maturities included in current liabilities                 (1,091,865)            (1,060,444)

                                                                      $  17,976,978          $   8,986,160





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

These covenants change and generally become more restrictive in future periods. The following matrix lists the required covenant levels for the periods then indicated:


                        March 31,           June 30,       September 30,       December 31,        March 31,         June 30,
                          2004                2004             2004               2004               2005             2005

Tangible Net
  Worth Floor         4.300 Million     $4.475 Million     $4.500 Million     $4.800 Million    $4.950 Million    $5.225 Million

Current Maturity
  Coverage Ratio       1.25 to 1.00       1.30 to 1.00       1.40 to 1.00       1.50 to 1.00      1.50 to 1.00      1.50 to 1.00

Funded Debt
  To EBITDA            6.25 to 1.00       6.00 to 1.00       5.25 to 1.00       5.00 to 1.00      4.35 to 1.00      3.75 to 1.00

Gross Margin
  Floor %                    13.50%             14.50%             14.50%             14.50%            14.50%            14.50%



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

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES (Continued)

  The components of federal income tax expense from continuing operations consist of the following:

                                                Nine months Ended March 31,
                                                __________________________
                                                    2004          2003
                                                ____________  ____________
                                                  Restated
     Current income tax expense:
          Federal                               $          -  $          -
          State                                            -             -
                                                ____________  ____________
     Net current tax (benefit)                  $          -  $          -
                                                ____________  ____________

     Deferred tax expense (benefit) resulted from:
          Excess of tax over financial
            accounting depreciation             $    (58,893) $    167,086
     Donations                                             -          (193)
          Warranty reserve                                 -       (11,700)
          Reserve for obsolete inventory                   -        61,383
          Reserve for boat repurchases                48,750             -
          Dealer incentive reserves                        -        97,945
          Bad debt reserves                          (21,450)      (10,242)
          Accrued dealer incentive interest          (46,795)       20,374
          Accrued executive compensation              51,620       (33,000)
          Accrued dealer service incentives           11,310       119,080
          Inventory adjustment-Sec.263A              (37,505)       (4,305)
          Health insurance reserve                    (4,680)            -
          Decrease (increase) in NOL
           carryforwards                             338,111       (53,691)
          Valuations allowance                      (280,468)       53,691
                                                ____________  ____________
     Net deferred tax expense (benefit)         $          -  $    406,428
                                                ____________  ____________

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:

                                                Nine Months Ended March 31,
                                                __________________________
                                                    2004          2003
                                                ____________  ____________
                                                  Restated
     Computed tax at the expected
       federal statutory rate                         34.00%        34.00%
     State income taxes, net of
       federal benefit                                 5.00          5.00
     Valuations allowance                            (44.02)         6.10
     Compensation from stock options                    .11         (1.10)
     Officer's life insurance                           .66          (.13)
     Other                                             4.25          2.28
                                                ____________  ____________
     Effective income tax rates                           0%        46.15%
                                                ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                 Nine Months
                                                    Ended      Year Ended
                                                  March 31,     June 30,
                                                ____________  ____________
                                                    2004          2003
                                                ____________  ____________
                                                  Restated      Restated
Deferred tax assets:
     Warranty reserve                           $    351,000  $    351,000
     Obsolete inventory reserve                       19,500        19,500
     Accrued vacations                                73,685        73,685
     Allowance for boat repurchases                   29,250        78,000
     Bad debt reserve                                 32,308        10,858
     Accrued Dealer incentive interest                72,173        25,378
     Inventory adjustments - Sec. 263A               147,725       110,220
     State NOL carryforwards                         443,508       486,854
     Federal NOL carryforwards                     1,961,938     2,256,701
     Alternative minimum tax credits                 119,049       119,049
     Accrued executive compensation                    3,764        55,384
     Donations carryforwards                           4,608         4,608
     Accrued dealer service incentives                26,812        38,122
     Health insurance reserve                         45,240        40,560
     Investment tax credits                           86,294        86,294
                                                ____________  ____________
Total deferred assets                              3,416,854     3,756,213
Less: valuation allowance
        for deferred tax assets                   (2,062,446)   (2,342,912)
                                                ____________  ____________
Net deferred tax assets                            1,354,408     1,413,301

Deferred tax liabilities:
     Excess of financial accounting
      depreciation over tax                       (1,354,408)   (1,413,301)
                                                ____________  ____________

Net deferred tax assets (liabilities)           $          -  $          -
                                                ____________  ____________

            FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES (Continued)

Net deferred tax assets (liabilities) are presented as follows:

                                                 Nine Months
                                                    Ended      Year Ended
                                                  March 31,     June 30,
                                                ____________  ____________

                                                    2004          2003
                                                ____________  ____________
                                                  Restated      Restated
     Current deferred tax assets                     319,517       303,823
     Deferred tax liabilities                       (319,517)     (303,823)
                                                ____________  ____________
Net deferred tax assets (liabilities)           $          -  $          -
                                                ____________  ____________

The Company has unused federal operating loss carryforwards at March 31, 2004 and 2003 of approximately $5,770,406 and $6,406,881, respectively, which expire in various years through 2023. The Company has unused state operating loss carryforwards at March 31, 2004 and 2003 of approximately $8,870,136 and $9,506,611, respectively, which expire in various years through 2023.


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


NOTE 9 - EARNINGS (LOSS) PER SHARE (Continued)

At March 31, 2004 there were 610,000 unexercised stock options, of which 480,000 were held by officers and directors of the Company at prices ranging from $3.58 to $4.67 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.



NOTE 10 - VALUATION AND QUALIFYING ACCOUNTS

The balance in the following valuation and qualifying accounts at March 31, 2004 and change from the year ended June 30, 2003 are as follows:



                                                  Balance       Charge to          Payments         Balance
Valuation and Qualifying                         June 30,        Expense          and Other        March 31,
Account Description                                2003        Adjustments        Reductions         2004

                                                Restated                           Restated         Restated


Allowance for doubtful accounts                    27,841          55,000                 -          82,841
Inventory valuation reserve                        50,000               -                 -          50,000
Deferred tax valuation allowance                2,342,913               -          (280,468)      2,062,445
Warranty reserve                                  900,000         889,833          (889,833)        900,000
Allowance for boat repurchases                    200,000        (125,000)                -          75,000



NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying financial statements have been restated to reflect a decrease in the deferred tax asset valuation allowance. The valuation allowance was reduced by ($280,468) for the nine months ended March 31, 2004 to compensate for deferred tax liabilities that are available for offsetting against the tax assets, thus reducing the amount of allowance needed.

The Company's financial statements for the three months and the nine months ended March 31, 2004 have been restated as follows :


                             Three Months Ended          Nine Months Ended
                               March 31, 2004              March 31, 2004
                            ------------------------  ------------------------
                            As Reported  As Restated  AsReported   As Restated
                            -----------  -----------  -----------  -----------
Statement of Operations Data:
  Deferred tax expense      $   (30,646) $       -0-  $   (57,643) $       -0-
  Net income (loss)         $   785,011  $   754,365  $   694,720  $   637,077
  Basic earnings (loss)
    per share               $       .17  $       .16  $       .15  $       .13
  Diluted earnings (loss)
    per share               $       .16  $       .16  $       .15  $       .13

Balance Sheet Data:
  Current tax assets                                  $   806,066  $   319,517
  Total current assets                                $13,263,605  $12,777,056
  Total assets                                        $30,981,680  $30,495,131
  Deferred tax liability                              $ 1,149,066  $   319,517
  Total liabilities                                   $25,866,672  $25,037,124
  Retained earnings (deficit)                         $(5,106,605) $(4,763,606)
  Stockholders' equity                                $ 5,115,008  $ 5,458,007
  Total liabilities &
    stockholders' Equity                              $30,981,680  $30,495,131

ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following tables should be read in conjunction with management's discussion and set forth, for the periods and dates indicated, certain financial, operating and balance sheet data including, as applicable, the percentages of net sales:




                                                  For the Three Months Ended                             Change over the
                                                  March 31, 2004             March 31, 2003              Prior Period
                                                    Restated                                              Restated


 Net sales                                    $   15,790,650     100.0%   $  12,783,311     100.0%    $  3,007,339      23.5%

 Cost of sales                                    12,671,582      80.2%      10,871,979      85.0%       1,799,603      16.6%

 Gross profit                                 $    3,119,068      19.8%   $   1,911,332      15.0%    $  1,207,736      63.2%

 Selling expense                              $    1,593,717              $   1,396,465               $    197,252
 General and administrative                   $      487,891              $     330,467               $    157,424
 Interest expense                             $      288,619              $     245,939               $     42,680

 Net income                                   $      754,365              $    (177,402)              $    931,767

 Boat shipments (Units shipped)                           94                         93                          1



                                                  For the Nine Months Ended                              Change over the
                                                  March 31, 2004             March 31, 2003              Prior Period
                                                    Restated                                              Restated

 Net sales                                    $   42,037,693     100.0%    $ 37,799,524     100.0%     $ 4,238,169      11.2%

 Cost of sales                                    34,859,344      82.9%      31,611,866      83.6%       3,247,478      10.3%

 Gross profit                                 $    7,178,349      17.1%    $  6,187,658      16.4%     $   990,691      16.0%

 Selling expense                              $    3,999,981               $  3,311,758                $   688,223
 General and administrative                   $    1,573,103               $  1,228,721                $   344,382
 Interest expense                             $      974,809               $    766,615                $   208,194

 Net income                                   $      637,077               $    474,302                $   162,775

 Boat shipments (Units shipped)                          299                        281                         18





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

Net Income - The increase in net income of $931,767 and $162,775 during the three and nine months ended March 31, 2004, respectively, as compared to the comparable periods during the previous year, is primarily attributable to the favorable mix of units sold in the first, second and third quarters of this year and the increased selling price per unit currently being enjoyed by the Company.

Income Tax - Current tax expense is $0 and $0 for the three months and the nine months ended March 31, 2004, respectively. Current tax expense is $0 and $0 for the three months and the nine months ended March 31, 2003, respectively. Deferred tax expense is $0 and $0 for the three months and the nine months ended March 31, 2004, respectively. Deferred tax expense is $86,064 and $406,428 for the three months and the nine months ended March 31, 2003, respectively. Current tax expense of $0 for the quarter and $0 for the nine months ended March 31, 2003 and 2002 is a result of the net operating loss carryovers from the year ended June 30, 2002. There remains $6,637,357 for Federal and $9,737,087 for State tax purposes of net operating loss carryovers available till the years 2022 and 2023, to offset current tax expenses. The deferred tax charge for the quarter and nine months ended March 31, 2003 resulted from changes to the various temporary timing differences between book and tax as outlined in Note 7 to the financial statements.

The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company's future earnings, the future tax laws in effect, and other unknown factors; all of which are uncertain. For these reasons and because the Company has generated operating tax losses in recent years, the Company has elected to provide for a tax asset valuation allowance of $2,062,446 at March 31, 2004 and $2,342,912 at June 30, 2003.

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


Allowance for boat repurchases - The Company for the past several years has drastically reduced the number of repurchase events that have occurred as a result of instituting a program of financial reviews of new dealers prior to accepting those new dealers into the Company's dealer network. As a direct result of instituting this new dealer program, the reserve for boat repurchases has been reduced to reflect the average number and costs of repurchase events that occur in a fiscal year. The effects of this change was to reduce the allowance for boat repurchases by $125,000. There were no cash effects resulting from the change.


Liquidity and Capital Resources

The  following table sets forth certain items relating to the  measurement
of   liquidity   and  capital  resources  from  the  Company's   condensed
consolidated financial statements for the dates indicated:


                                           Balances as of
                                             March 31,          June 30,           Increase
                                                2004              2003            (Decrease)
                                              Restated          Restated           Restated


 Cash and cash equivalents                    3,584,625         1,224,935         2,359,690

 Working capital                              6,042,989        (3,997,437)       10,040,426

 Current Ratio                              1.90 to 1.00      0.66 to 1.00

 Quick Ratio                                1.21 to 1.00       .36 to 1.00



Cash increased by $2,359,690 to $3,584,625 during the nine months ended March 31, 2003 from $1,224,935 at June 30, 2003. The increase in cash can generally be attributed to financing activities which arose from the Bank of America loan of $18,000,000, less $8,980,049 which was used to reduce existing long-term debt, $6,065,742 which was used to reduce trade payables and $592,126 which was used to construct additional molds for the new 38' express fish boat and other miscellaneous tooling projects.

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


ITEM 5:   Other Information.

On April 14, 2004 the Board of Directors adopted a new code of ethics for the Company's executive officers and members of the Board of Directors. On May 4, 2004 the Company reproduced the code of ethics on its internet website at www.fountainpowerboats.com and filed Form 8-K and reproduced the code of ethics as an exhibit to the report.

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