Form 10-K
period 2004-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2004-09-28
CIK 764858

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2004

Commission File Number: 0-14712

FOUNTAIN POWERBOAT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	56-1774895
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Post Office Drawer 457, Whichard’s Beach Road, Washington, NC 27889

(Address of principal executive offices) (Zip Code)

(252) 975-2000

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $ .01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    ☐  Yes    ☒  No

The aggregate market value of the Registrant’s voting and non-voting common equity held by affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $7,857,930.

As of September 28, 2004, the number of outstanding shares of Registrant’s Common Stock was 4,814,275.

Portions of the Registrant’s definitive proxy statement to be distributed in connection with its next Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Part I

Item 1. Business.

Background.

Fountain Powerboat Industries, Inc. (the “Company”), through its wholly-owned subsidiary, Fountain Powerboats, Inc. (the “Subsidiary”), designs, manufactures, and sells offshore sport boats, sport fishing boats and sport cruisers intended for that segment of the recreational power boat market where speed, performance, and quality are the main criteria for purchase. The Company also produces military support craft for domestic and international government agencies, including the United States Customs Service, the United States Navy and the United States Coast Guard. The Company’s strategy in concentrating on these segments of the market is to maximize its use of the reputation of its Chairman and President, Reginald M. Fountain, Jr., as an internationally recognized designer and builder of high speed power boats.

The Company’s products are sold through a network of authorized dealers worldwide. The Company has targeted that segment of the market in which purchase decisions are generally predicated to a relatively greater degree on the product’s image, style, speed, performance, quality, and safety.

Products.

The majority of the company’s recreational products are based upon a deep V-shaped fiberglass hull with a V-shaped pad, a notched transom, and a positive lift step hull. This design enables the boat to achieve performance with standard reliable power which the Company believes are greater than those offered by any of its competitors worldwide. As a result, the Company maintains that its boats are among the fastest, smoothest, safest, and best-handling boats of their kind.

The Company’s sport boats, ranging from 27’ to 47’, are of inboard/outboard design. These boats are propelled by single, twin, or triple gasoline or diesel engines ranging from 300 HP to more than 1075 HP each. The Company builds outboard powered center consoles, and outboard or stern drive cabin model offshore sport fishing boats ranging from 23’ through 38’. In addition the company also has a line of express cruisers with 38’ and 48’ offerings. These boats are offered with gas or diesel options. The 48’ utilizes surface drives which are very efficient, durable, and resist corrosion better than traditional stern drives. The 48’ was named Boating Magazine’s Boat of the Year award for 2002 in its December 2002 issue, which is the boating industries highest accolade. In addition, the Robb Report named the 48’ the Best of the Best for 2003 in their June 2003 issue. This boat also set the record from Key West, Florida to Cancun, Mexico in just 8 hours and 35 minutes in August 2003. The Company also builds custom racing boats for the APBA and SBI racing circuits.

In addition to Sportboats, Fishing boats, and the new Cruiser Lines, the Company also produces a line of military/governmental boats of various configurations. These boats are commercial versions of the large sportboats and fishing boats, and along with the rigid inflatable boats (RIB), form a separate military/commercial product line.

The Company’s 47’ Lightning Sport Boat operates at speeds of 75 to 100 mph and is very stable and suited for long range cruising in offshore waters. Its sleek styling makes it particularly attractive. Depending primarily upon the type of engines and options selected, this boat retails at prices ranging from $400,000 to $625,000. This boat’s standard features include a custom windshield, integrated swim platform, flush deck hatches, and an attractively appointed cockpit and cabin.

The Company’s redesigned 42’ Lightning, comes with a newly designed positive lift hull, a full wrap around windshield, as well as an impressive range of speed, stability and ride comfort. This top selling model equipped with special engines currently holds the world speed record for V-bottom boats at 171.883 mph recorded by APBA/UIM & SBI on August 7, 2004. The retail price of the 42 ranges from $293,000 to $592,000.

The 42’ Executioner was introduced in Fiscal 2004 with retro styling and competitive pricing for the 40+ foot sport boat market.

The 38’ Lightning operates at speeds of between 70 and 100 mph. The retail price ranges from $269,000 to $344,000, depending primarily upon the type of engines selected. This model was cited by Powerboat Magazine in 2002 as “Offshore Performance Boat of the Year”. In Fiscal 2002, the 38’ Lightning incorporated a new superventilated hull that is the most advanced superventilated hull produced by Fountain to date and it is based on their successful design, enhancing performance and interior space.

The 35’ Lightning Sport Boat was totally redesigned and introduced in Fiscal 2000 to go with a higher freeboard, new twin-step design, and new deck and interior. It operates at speeds between 70 and 100 mph. This boat won the 2001 Offshore Boat of the Year by Powerboat Magazine and has proven itself as the fastest boat in Factory II history, setting the kilo record at 94.187 mph. This boat’s retail price ranges from $230,000 to $303,000, depending primarily upon the type of engines selected.

For Fiscal 2003 we reintroduced the 35’ Executioner. Its retro styling and a competitive offshore entry level price has made it our number one seller.

The 32’ Fever was also reintroduced in Fiscal 2003. Retail price ranges from $154,000 to $168,000.

The 29’ Fever is still one of the most popular boats. It operates at speeds of 65 to 85 mph and retail price ranges from $112,000 to $153,000 depending on engine size. It has great balance and speed for a single engine and operates in offshore sea conditions with superior safety and handling. This boat is also offered with twin small block engines. This model has been awarded the 2001 Outstanding Sport Boat Performance Award by Powerboat Magazine and has set the 2000 APBA F-1 record at 89.873 mph.

The 27’ Fever is a single engine model that incorporates the same features, components and designs as our larger offshore performance boats. Its retail price ranges from $101,000 and $131,000.

The Company also builds and markets a sport fishing line. Our new generation of fishing boat is once again setting the standard for offshore fishing. The 34’ and 38’ are heavily campaigned on the Southern Kingfish Association (SKA) tournament trail.

The 38’ sport fish model is a wide beam center console with T-Top and cuddy cabin that was introduced in fiscal 2001. It features triple outboards and retail price ranges from $218,000 to $245,000.

The 34’ sport fish wide beam center console model was introduced in fiscal 2002 and is offered with twin or triple outboard engines. Its retail prices range from $194,000 to $224,000, depending upon engine selection. The addition of this model has added greatly to our fish boat volume and profitability.

The 31’ sport fish model features a center console with T-Top design and incorporates the same high performance, styling, and structural integrity as the sport boat models. It has a deck configuration engineered for the knowledgeable, experienced sport fisherman. Retail price for this model ranges from $125,000 to $137,000.

The additional models include the 29’ twin engine center console model and 23’ single engine center console model. The design, construction, and performance of these models, together with the proven features of the 31’ center console model, makes a line that appeals to many experienced sport fishermen, in addition to the weekend warrior.

To further enhance its sport fishing line, the Company has a 31’ walk around cabin model based upon the proven 31’ center console hull design. This model features a deck design that incorporates a cabin with standup headroom, an enclosed head with shower, and a full galley. With twin outboard engine power, this model is produced either as a fishing machine or as a recreational cruiser.

The Company also produces a 29’ walk around cabin fishing boat with outboard engine power and a single stern drive 29’ and a 32’ walk around cabin fishing model with twin stern drive power.

The 38’ sport fish cruiser was introduced at the Miami Boat Show in February of 2003 and is offered with twin gas or diesel engines. The 38’ sport fish cruiser offers the customer the luxury and amenities of an express fisher while maintaining the performance and handling of a Fountain sport boat. Retail price for this boat ranges from $338,000 to $371,000.

Our newest boat, the 38LX is the perfect combination for fishing, performance, entertaining and over -nighting. Powered by triple Mercury outboards, the 38 is extremely efficient and runs in excess of 60 MPH. The price ranges from $285,000 to $300,000.

During the past three years the Company has made great strides in the express cruiser market by developing the 38’ and 48’ express cruiser models. These boats offer customers the speed and performance that you would typically find in a sport boat with the amenities of a traditional cruiser. We do it by integrating our positive lift bottom, notched transom and pad keel design, which greatly enhances the performance.

The 38’ express cruiser was introduced at the Miami Boat Show in February of 2001. The 38’ express cruiser offers the customer the luxury and space of a full cruiser while maintaining the performance and handling of a Fountain sport boat. This boat been extremely well received by the market and retail price ranges from $323,000 to $367,000.

In Fiscal 2002, the Company introduced the latest in their express cruiser and wide-beam lines. The 48’ wide-beam express cruiser debuted offering a whole new level of comfort and luxury. With speeds of up to 65 mph, the 48’ Express Cruiser launched the Company into a new expanding market segment with an edge in performance and class. This 48’ retail price ranges from $697,000 to $864,000, depending upon engine choice and option configurations.

In Fiscal 2005, the Company will introduce new and redesigned fish boat and sport boat models, to include:

23’ Fish Boat – Built to succeed our 23’ fish boat, features a wide, deep hull for smooth ride no matter what the condition of the seas. Plus, the hull’s double stepped, and available with twin Mercury engines, for added performance and safety. There is also plenty of fishing room, so the fisherman can easily maneuver about.

33’ Sport Fish Cruiser – So versatile it appeals to serious fishermen as well as fun-loving families, this new boat is sure to make a big splash next year. Powered by twin 275 HP Mercury Verado outboards, it races to the fish and features every amenity anglers demand. With large areas for entertaining, fishing and overnight capabilities for six, families will be just as impressed.

42’ Poker Run – Speed rules in the world of sport boats, which is why we expect next year’s 42’ Poker Run Edition to be a superstar. It’s a highly customized specialty boat aimed at the ever-growing poker-run market. Participants in these wildly popular events love to flaunt the speed of their boats, and nothing will leave a more lasting impression than our new Poker Run Edition.

Following is a table showing the number of boats completed and shipped in each of the last three fiscal years by product line:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Sport boats	244	198	115
Wide beam fish boats	70	69	44
Wide beam cruisers	31	29	21
Sport fishing boats	66	89	48
Other	0	3	3

Total	411	388	231

As of June 30, 2004 the Company had a backlog of firm orders for 206 boats, totaling sales of $39,087,752, all of which will be completed during Fiscal 2005. At June 30, 2003 the sales backlog was 54 boats, totaling $7,585,761.

The Company conducts research and development projects for the design of its plugs and molds for hull, deck, and small parts production. The design, engineering, and tooling departments currently employ approximately 32 full-time employees. Amounts spent on design, research, and development to build new plugs and molds in recent years were:

	Design Research & Development	Construction of New Plugs and Molds
Fiscal 2004	$871,386	$1,060,533
Fiscal 2003	$552,072	$1,056,852
Fiscal 2002	$952,332	$1,370,526

For Fiscal 2005, design, research and development planned expenses are estimated to be $958,000 and plug and mold construction expenditures are estimated to be $1,507,000. These expenditures will be used primarily to enhance and upgrade our line of fish boats to give us a more predominant presence in the very active fish boat market.

Manufacturing capacity is sufficient to accommodate approximately 30 to 40 boats in various stages of construction at any one time. Construction of a current model boat, depending on size, takes approximately three to ten weeks. The Company, with additional personnel, currently has the capacity to manufacture approximately 500 sport and fishing boats, and 75 cruisers per year.

The manufacturing process for the hulls and decks consists primarily of the hand “lay-up” of vinylester resins and high quality stitched, bi-directional and quad-directional fiberglass over a foam core in the molds designed and constructed by the Company’s engineering and tooling department. This creates a composite structure with strong outer and inner skins with a thicker, light core in between. The “lay-up” of fiberglass by hand rather than using chopped fiberglass and mechanical blowers, results in superior strength and appearance. The resin used to bind the composite structure together is vinylester, which is stronger, better bonding, and more flexible than the polyester resins used by most other fiberglass boat manufacturers. Decks are bonded to the hulls using bonding agents, rivets, screws and fiberglass to achieve a strong, unitized construction.

As one of the most highly integrated manufacturers in the marine industry, the Company manufactures many metal, plexiglass, plastic, and small parts (such as fuel tanks, seat frames, instrument panels, bow rails, brackets, T-tops, and windscreens) to assure that its quality standards are met. In addition, the Company also manufactures all of its upholstery to its own custom specifications and benefits from receiving these parts just in time for assembly. All other component parts and materials used in the manufacture of the Company’s boats are readily available from a variety of suppliers at comparable prices exclusive of discounts. However, the Company purchases certain supplies and materials from a limited number of suppliers in order to obtain the benefit of volume discounts.

Certain materials used in boat manufacturing, including the resins used to make the decks and hulls, are toxic, flammable, corrosive, or reactive and are classified by the federal and state governments as “hazardous materials.” Control of these substances is regulated by the Environmental Protection Agency and state pollution control agencies which require reports and inspect facilities to monitor compliance with their regulations. The Company’s cost of compliance with environmental regulations has not been material. The Company’s manufacturing facilities are regularly inspected by the Occupational Safety and Health Administration and by state and local inspection agencies and departments. The Company believes that its facilities comply with substantially all regulations. The Company, however, has been informed that it may incur or may have incurred liability for re-mediation of ground water contamination at a hazardous waste disposal site resulting from the disposal of a hazardous substance at those sites by a third-party contractor of the Subsidiary. (See Legal Proceedings.)

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

Sales and Marketing.

Sales are made through approximately 55 dealer shipping locations throughout the United States. Most of these dealers are not exclusive to the Company and carry the boats of other companies, including some boats that may be competitive with the Company’s products. The territories served by any dealer are not exclusive to the dealer. However, the Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers.

Following is a table of sales by geographic area for the last three fiscal years:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
United States	$57,580,728	$50,796,277	$35,450,436
Canada, Mexico, Central and South America	$1,441,308	$929,481	$1,500,145
Europe and the Middle East	$819,724	$595,777	$—
Asia	$—	$235,549	$—

Total	$59,841,760	$52,557,084	$36,950,581

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

For Fiscal 2004, one dealer accounted for 10.5% of sales, one accounted for 10.2% of sales and two each accounted for 5% of sales. For Fiscal 2003, one dealer accounted for 10.3% of sales, one for 8.0% of sales and one accounted for 6.7% of sales. For Fiscal 2002 one dealer accounted for 11.8% of sales, one for 11.7% of sales and two each for 8% of sales. The Company believes that the loss of any particular dealer could have an adverse affect on sales, yet the Company believes they could find other dealers within the same geographical area to replace any that are lost. The Company is actively pursuing the addition of new, quality dealers. As sales continue to grow through dealer additions, it is reasonable to assume the Company will grow less dependent on any one dealer.

Field sales representatives call upon existing dealers and develop new dealers. The field sales force is headed by the Vice President of Sales who is responsible for developing a full dealer organization for sport boats, sport fishing boats and express cruisers. The Company is seeking to establish separate sport boat, fishing boat, and cruiser dealers in most marketing areas due to the specialization of each type of boat and the different sales programs required.

Although a sales order can be cancelled at any time, most boats are pre-sold to a dealer before entering the production line. To date, cancellations have not had a material effect on the Company. The Company normally does not manufacture boats for its own inventory.

The Company ships boats to some dealers on a cash-on-delivery basis. However, the majority of the Company’s shipments are made pursuant to commercial dealer “floor plan financing” programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to the Company. Generally, payment is made to the Company within five business days. When the dealer sells the boat to a retail customer, the dealer repays the lender, thereby restoring its available credit line. The dealers make curtailment payments (principal payments) on the boats when required by their particular commercial lenders. As part of this sales promotion program the Company agrees to pay interest on the floor plan for a certain period of time. Similar sales promotion programs were in effect during fiscal years 2004, 2003 and 2002.

Each dealer’s floor plan credit facilities are secured by the dealer’s inventory, letters of credit, and perhaps other personal and real property. In connection with the dealer’s floor plan arrangements, the Company (together with substantially all other major manufacturers) has agreed to repurchase any of its boats which a lender repossesses from a dealer and returns to the Company in a new or like new condition. In the event that a dealer defaults under a credit line, the lender may then invoke the manufacturers’ repurchase agreements with respect to that dealer. In that event, all repurchase agreements of all manufacturers supplying a defaulting dealer are generally invoked regardless of the boat or boats with respect to which the dealer has defaulted (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations). The Company participates in floor plan arrangements with several major third-party lenders on behalf of its dealers, most of whom have financing arrangements with more than one lender. Except as described above, or where it has a direct repurchase agreement with a dealer, the Company is under no material obligation to repurchase boats from its dealers. From time to time the Company will voluntarily repurchase a boat for the convenience of the dealer or for another dealer who needs a particular model not readily available from the factory. The marketing of boats to retail customers is primarily the responsibility of the dealer, whose efforts are supplemented by the Company through advertising in boating magazines, and by participation in boat shows.

Additionally, in order to further promote its products over the years, the Company has developed racing programs to participate in the major classes of offshore powerboat races, many of which are regularly televised on networks such as Outdoor Channel. Additionally, Fountain single, twin and triple engine racing boats continue to hold their respective world speed records. The result of these racing programs and world speed records has established the Company’s products as the highest performing and safest designed offshore boats. The Company believes that the favorable publicity generated by these performance programs contributes to its sales volume and brand recognition. The Company Founder and C.E.O., Reggie Fountain, has won numerous races in both factory and customer owned boats; he has also set numerous world speed records in both factory and customer owned boats.

As part of the marketing program for its line of sport fishing boats, the Company sponsors several outstanding sport fishermen. Fountain fishermen have won the coveted SKA ‘Angler of the Year’ title in 1991, 1992, 1994, 1995 and 1997, which is more than any other boat manufacturer. Currently, Fountain has an eleven (11) member team comprised of world class anglers who own Fountain boats. These fishermen can afford any boat but they choose to run a Fountain. Fountain is also a dominant force in the newly formed American Striper Association (ASA). ASA tournaments are held throughout the northeast in areas ranging from Virginia to Maine. The Fountain fishing teams winning records have given the sport fishing boats favorable exposure to serious sport fishermen, in particular with respect to the superior performance of Fountain’s fishing boat line.

Domestic retail demand for pleasure boats is seasonal with sales generally highest in the fourth quarter. A number of factors can influence demand for the Company’s products, including, but not limited to:

•	Economic conditions and consumer confidence in the United States and certain international regions;

•	Adverse weather in key geographic areas, including excessive rain, prolonged below average temperatures and severe heat or drought, particularly during the key selling season;

•	The level of inventories maintained by the dealers;

•	The Company’s ability to provide competitive products;

•	Availability of effective distribution;

•	Fuel costs;

•	Prevailing interest rates and the availability of retail financing;

•	Consumer interest in recreational boating.

Product Warranty.

The Company warrants its boat hull and deck structure against defects in material and workmanship for a period of six years. Other boat components are covered in accordance with the manufacturer’s warranty through the Company. The engine manufacturer warrants engines installed in the boats. Warranty expenses of $547,507 or .9% of sales were incurred in Fiscal 2004, and $645,344 of expense or 1.2% of sales were incurred in Fiscal 2003 and charged against net income. These amounts exclude expenses for new models that are attributable to research and development and model revision costs. A $710,000 reserve for warranty expenses net of the research and development costs estimated to be incurred in future years had been established at June 30, 2004.

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

Wellcraft

Hydra Sports

Grady White

The Company believes that in its market segment, speed, performance, quality, image, and safety are the main competitive factors, with style and price also being a consideration.

Market demographics and industry experience indicate that the fishing boat market is the best potential growth market. We are expanding our fishing boat offerings to met the rising demand in this market.

In addition, the Company believes the current product owners, many of whom have purchased multiple and increasingly larger boats from the Company, provide a market ready for expansion into the cruiser segment.

Employees.

As of September 2004 the Company had 413 employees, of whom nine were executive and management personnel. Fifteen were engaged primarily in administrative positions including accounting, personnel, marketing and sales activities. None of the Company’s employees are party to a collective bargaining agreement. The Company considers its employee relations to be excellent. The Company is an affirmative action, equal opportunity employer.

Item 2. Properties.

The Company’s executive offices and manufacturing facilities are located on 66 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and were held as collateral on notes and mortgages payable having a balance of $17,310,558 at June 30, 2004. (See Note 5). The operating facility contains buildings totaling 235,040 square feet located on fifteen acres. The buildings consist of the following:

	Approximate Square Footage	Principal Use
Building 1	13,200	Executive offices, shipping, receiving, and paint shop.
Building 2	7,200	Final prep.
Building 3	75,800	Lamination, upholstery, assembly, inventory, cafeteria.
Building 4	14,250	Woodworking.
Building 5	26,800	Mating, small parts lamination.
Building 6	23,800	Metal fabrication.
Building 7	15,720	Racing, service, and warranty.
Building 8	8,750	Lamination extension area.
Building 9	4,800	Mold storage.
Building 10	26,960	Fabrication, sportswear sales.
Building 11	12,000	Cruiser manufacturing.
Building 12	5,760	Maintenance and storage.

Total	235,040

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

Item 3. Legal Proceedings.

As of June 30, 2004, the Company’s chief operating subsidiary was a defendant in 8 alleged breach of warranty suits. In the Company’s opinion these lawsuits are without merit and, therefore, the Company intends to vigorously defend its interest in such suits. The Company carries sufficient liability and product liability insurance to cover attorney’s fees and any losses that may occur from a product liability or breach of contract suit, over and above applicable insurance deductibles. The management of the Company believes that none of such current proceedings will have a material adverse effect.

The Company’s subsidiary was notified by the United States Environmental Protection Agency (“EPA”) that it had been identified as a potentially responsible party (“PRP”) in the remediation of contamination at a clean up site. The Group administrator estimated the Company’s share of future remediation cost to be in the $40,000 to $60,000 range. The Company is likely to be eligible for a de Minimus Settlement Agreement, which is expected to be finalized in the spring of 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

None applicable

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock, $.01 par value, trades on the NASDAQ National Market System (under the symbol “FPWR”). The following table lists the high and low prices for the Company’s common stock as reported on The NASDAQ National Market for each calendar quarter during our fiscal years ended June 30, 2003 and 2004.

Quarter Ending	High	Low
September 2002	3.79	1.15
December 2002	4.15	2.80
March 2003	4.08	2.09
June 2003	4.80	2.96

September 2003	4.55	2.85
December 2003	3.94	2.50
March 2004	3.65	2.85
June 2004	6.33	3.15

The Company has not declared or paid any cash dividends on its common stock since it first began operations. In the future, any declaration and payment of cash dividends will be subject to the Board of Directors’ evaluation of the Company’s operating results, financial condition, future growth plans, general business and economic conditions, and other relevant considerations. Management of the Company expects that, for the foreseeable future, any profits generated by the Company will be retained as additional capital to support the Company’s operations and that the Company will not pay any cash dividends.

On August 27, 2004, there were 207 holders of record for the Company’s common stock.

During Fiscal 2004, the Company sold an aggregate of 50,000 shares of its common stock to five officers, employees or consultants of the Company and its subsidiary upon their exercise of stock options and without registration in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933. The shares sold and consideration received was as follows:

Date	Number of Shares	Aggregate Consideration
May 2004	20,000	$33,400
June 2004	30,000	$48,000

Item 6. Selected Financial Data

Fountain Powerboat Industries, Inc. and Subsidiary

Selected Financial Data

Fiscal Years 2000 through 2004

	Years Ended June 30
	2004	2003	2002	2001	2000
Operations Statement Data:

Sales	$59,841,760	$52,557,084	$36,950,581	$45,128,034	$56,367,899
Net Income (loss)	$1,301,142	$879,996	$(7,031,593)	$(899,526)	$1,258,342
Income (loss) per share	$.27	$.19	$(1.49)	$(.19)	$.27
Weighted average shares outstanding	4,761,460	4,744,457	4,732,608	4,732,608	4,732,608
Diluted earnings per share	$.27	$.18	$(1.49)	$(.19)	$.27
Diluted weighted average shares outstanding	4,825,179	4,818,806	4,732,608	4,732,608	4,732,651

Balance Sheet Data
(At Period End)

Current Assets	$13,203,235	$7,648,996	$7,885,047	$8,934,936	$13,621,499
Total Assets	$31,364,160	$25,929,594	$26,534,696	$28,947,752	$33,431,084
Current Liabilities	$6,880,089	$11,646,433	$11,775,953	$10,567,139	$12,144,123
Long-term debt	$17,876,698	$9,010,527	$9,827,161	$6,629,904	$8,215,486
Stockholders’ equity (1)	$6,338,470	$4,968,811	$3,968,702	$10,991,132	$11,890,658

(1)	The Company has not paid any cash dividends since its inception

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a C.O.D. sale, or payments prior to shipment sale or sale financed through third-party floor plan arrangements, are that the boat has been completed and shipped to a dealer or to the Government, that title has passed to the dealer or to the Government, and that there is no direct commitment to repurchase the boat or to pay floor plan interest beyond the sales program terms. As described more fully below at “Business Environment”, most of the Company’s shipments to dealers were financed through floor plan arrangements with third-party lenders pursuant to which the Company is subject to repurchase boats repossessed by the third-party lenders if the dealer defaults under his credit arrangement. The Company has no repurchase liability for the balance of shipments. This is the method of sales recognition believed to be in use by most boat manufacturers.

At June 30, 2004, 2003, and 2002, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company’s written sales program and there were no direct repurchase agreements. There were no deferred sales or cost of sales estimated at June 30, 2004, 2003, and 2002.

The Company has a contingent liability to repurchase boats where it participates in the floor plan financing made available to its dealers by third-party finance companies. This liability amounted to approximately $18,177,586, $16,378,985 and $16,066,953 at June 30, 2004, 2003, and 2002, respectively. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company may be required to repurchase the boat.

Business Environment.

Fiscal 2004 was a year of continued growth in sales and profits, with the highest net sales in the history of the Company. Firm order backlog was at an all time high at June 30, 2004. With the exception of the quarter ended September 30, 2003, the Company achieved positive net earnings from the remaining quarters during Fiscal 2004 at or near quarterly records for the Company.

Net Sales for Fiscal 2004 of $59,841,760 were up 13.9% from Fiscal 2003 sales of $52,557,084. Sales for Fiscal 2002 were $36,950,581. The Company attributes the sales increase to an improving economy, strong sales at retail, introduction of new boat models and strengthening of the dealer network. The Company experienced increased sales in its wide-body fish boat and sport boat product segments.

Net Sales by product segment for the Fiscal years of 2004, 2003 and 2002 are:

Product Segment	Fiscal 2004 Net Sales	% of Sales	Fiscal 2003 Net Sales	% of Sales	Fiscal 2002 Net Sales	% of Sales
Sport Boats	$33,054,460	55%	$26,612,517	51%	$21,191,672	57%
Wide Beam Cruiser	9,508,545	16%	9,923,547	19%	5,387,449	15%
Fish Boats	4,770,596	8%	5,302,763	10%	3,181,585	8%
Wide Beam Fish	11,034,642	18%	9,291,260	17%	5,404,056	15%
Service, Parts, Sportswear, Trucking	1,473,517	3%	1,426,997	3%	1,785,819	5%

Net Sales Total	$59,841,760		$52,557,084		$36,950,581

Gross margin on sales for Fiscal 2004 was $10,674,190, 17.8% of net sales, as compared to $8,519,127, 16.2% of net sales, for Fiscal 2003. Gross margin for Fiscal 2002 was $959,748, 2.6% of net sales.

Two boats were repurchased on floor plan arrangements during Fiscal 2004 and are being re-sold to other dealers; no discounts have been given at June 30, 2004. No boats were repurchased in Fiscal 2003 and 2002 in connection with floor plan arrangements. At June 30, 2004, the Company had recorded a $75,000 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years. At June 30, 2003 and 2002 the reserve was $200,000.

On July 17, 2003 the Company obtained an $18,000,000 long-term loan from Bank of America that was guaranteed by Brunswick, a division of which supplies marine engines used in the Company’s products. Proceeds from the loan were used to refinance existing long-term debt, pay current liabilities, and provide additional working capital funds.

The Company is developing new wide beam fish boat models to be introduced in Fiscal 2005 to provide a full range of models in that product segment that has experienced significant growth in sales.

The Company has begun a project to enhance the process flow and efficiency of the factory. A new state of the art ventilation and dust collection system is being installed that meets the “best engineering controls” criteria of the Air Quality MACT standard and OSHA work place environment regulations. This project will be completed and operational in Fiscal 2005 and will facilitate cost reduction and increased production.

Results of Operations.

Operating profit was $2,455,049 for Fiscal 2004, as compared to $2,089,110 in 2003 and an operating loss of ($6,420,458) in Fiscal 2002, which included a $1,182,320 charge for the impairment of certain long-lived assets in 2002. Fiscal 2004 improvement is a result of increased sales volume, improved manufacturing efficiencies and reduced reserves. In Fiscal 2004 reserves were reduced by a net of $448,935 due to improvements in product warranty costs as a percentage of sales and an improving dealer network (see Note 1).

Fiscal 2004 net profit for the Company was $1,301,142 or $.27 per share. This compares to a net profit of $879,996 or $.19 per share for Fiscal 2003, and net loss of ($7,031,593) or ($1.49) per share for Fiscal 2002.

Depreciation expense was $2,052,314 for Fiscal 2004, $2,112,051 for Fiscal 2003, and $2,294,254 for Fiscal 2002. The decrease in depreciation for the year 2003, is attributable to the $1,182,320 impairment charge of certain long-lived assets in Fiscal 2002 and the sale of certain transportation equipment during 2003. Depreciation expense by asset category was as follows:

Fiscal Year:	2004	2003	2002
Land improvements	$127,464	$126,424	$126,035
Buildings	$301,885	$295,922	$294,921
Molds & plugs	$1,188,614	$1,197,669	$1,350,466
Machinery & Equipment	$310,835	$356,333	$378,225
Furniture & fixtures	$13,862	$37,414	$41,408
Transportation equipment	$32,880	$45,633	$56,531
Computer equipment	$76,774	$52,656	$46,668

Total	$2,052,314	$2,112,051	$2,294,254

Net fixed asset additions (deletions) are as follows:

Fiscal Year:	2004	2003
Buildings	$(64,675)	$78,986
Land and Improvements	$46,541	$20,245
Molds and plugs	$830,718	$962,912
Construction in Progress	$448,126	$93,940
Machinery & equipment	$100,542	$43,188
Furniture & fixtures	$31,217	$10,274
Transportation equipment	$29,000	$(217,215)
Computer Equipment	$85,208	$38,665
Racing equipment	$—	$(242,095)

Total	$1,506,677	$788,900

Overall selling and administrative expenses for Fiscal 2004 was $8,219,141 a $1,789,124 increase from $6,430,017 in Fiscal 2003.

Selling expenses were $5,558,709 for Fiscal 2004, $4,609,253 for Fiscal 2003 and $4,162,273 for Fiscal 2002. The Company increased its product promotions in Fiscal 2004, with an increased focus on fish boats and the new 38’ Sport Fish LX triple engine fish boat, and increased its presence in the tournament fishing programs during 2004.

Major selling expenses for the past three fiscal years were as follows:

Fiscal Year:	2004	2003	2002
Fishing & racing	$1,053,134	$828,741	$1,011,007
Advertising	$1,508,773	$1,031,661	$775,524
Salaries & commissions	$1,091,174	$910,090	$599,337
Boat shows	$477,407	$508,811	$634,767
Dealer incentives	$139,838	$66,438	$88,200
Other selling expenses	$1,288,383	$1,263,512	$1,053,438

Total	$5,558,709	$4,609,253	$4,162,273

General and administrative expenses include the executive, finance, human resources, information technology, legal and administrative operating expenses of the Company. These expenses were $2,660,432 for Fiscal 2004, $1,820,764 for Fiscal 2003, and $2,035,613 for Fiscal 2002.

For Fiscal 2002, the Company recorded an impairment loss and wrote down certain long-lived assets to realizable values for $1,182,320.

Interest expense net of amounts capitalized was $1,142,685 for Fiscal 2004, $1,037,002 for Fiscal 2003, and $809,571 for Fiscal 2002. Interest expense increased in Fiscal 2004 as a result of the Company expensing $210,354 of capitalized loan costs from the previous General Electric financing when it was refinanced by the new $18,000,000 loan from Bank of America.

Current tax expense is $706 and $0 for the years ended June 30, 2004 and 2003 and a benefit of $(717,983) for the year ended June 30, 2002. Deferred tax expense is $0 for the year ended June 30, 2004 and $169,301, and $541,059 at June 30, 2003 and 2002. Current tax expense for the year ended June 30, 2004 results from the net operating loss carryover from the year ended June 30, 2002. There remains approximately $5,755,533 for Federal and $8,855,263 for State tax purposes of net operating loss carryovers available till the years 2022 and 2023, respectively, to offset current tax expenses. The deferred tax charge for the year ended June 30, 2002 resulted from changes to the various temporary timing differences between book and tax as outlined in Note 7 to the financial statements.

The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company’s future earnings, the future tax laws in effect, and other unknown factors; all of which are uncertain. For these reasons and because the Company has generated operating tax losses in recent years, the Company has elected to provide for a tax asset valuation allowance of $1,788,441 at June 30, 2004 and $2,342,912 at June 30, 2003.

Management is of the opinion the tax asset valuation allowance will not be required in its entirety in the coming years. Management estimates, based on the Company’s increased backlog of orders, that sales volumes will continue to improve in the near future thus resulting in improved earnings and partial absorption of the net operating tax loss carryovers. However, at this time the Company has chosen not to reduce the tax asset valuation allowance for the following reasons: 1.) with the exception of order backlog, it is very difficult to predict future sales volumes in an uncertain economy that exists at the present time; and 2.) the Company’s inconsistent earnings history in recent years, which includes significant losses in fiscal 2001 and 2002. Currently, the tax asset valuation allowance is adjusted to the extent that total deferred tax assets exceed total deferred tax liabilities. As operating results and the economy stabilize and future sales volumes increase, consideration will be given to reducing or eliminating the valuation allowance.

Liquidity and Financial Resources.

On July 17, 2003, the Company obtained an $18,000,000 long-term loan from Bank of America. The proceeds were used to refinance the two loans with General Electric Capital Corporation at origination totaling $10,000,000 with a total remaining balance of $8,648,341 and a variable interest rate of prime plus 2% or 6.25% as of June 30, 2003. Proceeds from the Bank of America loan were also used to pay trade payables to current status and provide additional operating funds. The new agreement with Bank of America has a $9,000,000 variable interest note accruing at one month LIBOR plus 2.25% or 3.77% at July 17, 2003, and a $9,000,000 note under an interest rate swap to provide a fixed rate of 6.02%. The interest rate swap is designated as a cash flow hedge and is deemed effective pursuant to SFAS 133. The Bank of America loan has a fifteen year amortization with a five year balloon payment and is secured by certain assets of the Company and President, Chief Executive Officer and majority shareholder, Reginald M. Fountain, Jr. Obligations are guaranteed by the Company and Mr. Fountain and by Brunswick Corporation, a division of which supplies marine engines used in the Company’s products. Combined monthly payments to Bank of America are approximately $126,000.

At the year ended June 30, 2003 and 2002, the Company had negative working capital of $3,997,437 and $3,890,906, respectively. Subsequent to applying the proceeds of the loan on July 17, 2003, the Company had positive working capital of approximately $6,500,000 and at June 30, 2004 the Company had positive working capital of $6,323,146.

Net cash used by operations in Fiscal 2004 amounted to $3,975,058 was primarily the result of using a portion of the proceeds of the Bank of America loan to reduce accounts payable by $4,676,896 partially offset by net income plus other adjustments to reconcile net income to cash used by operations.

Net cash provided by operations in Fiscal 2003 amounted to $3,345,801 resulting from net income plus adjustments to reconcile net income to net cash provided by operating activities including depreciation expense of $2,112,051, changes in deferred taxes of $169,301 and loss on sales of assets of $8,378 before changes in asset and liability accounts. $369,834 was used to fund an increase in inventories. The ending cash balance was $1,224,935.

Net cash used by operations in Fiscal 2002 amounted to $1,734,962. Net loss plus adjustments to reconcile net loss to net cash used by operating activities including depreciation expense of $2,294,254 and an impairment on the long-lived assets of $1,182,320 and other non-cash transactions provided $2,635,695 before other changes in assets and liability accounts. $1,395,518 was provided by decrease in inventories. The ending cash balance was $329,640.

Investing activities in Fiscal 2004 required cash of $2,300,586 and primarily consisted of purchases of property, plant and equipment of $776,787 and for additional plugs and molds of $1,060,533 and increasing the cash surrender value of an officer’s life insurance by $202,690.

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

Net cash provided by financing activities in Fiscal 2004 of $8,509,301 primarily resulted from the Bank of America loan of $18,000,000 partially offset by repayments of the existing indebtedness due to GE Capital of $8,648,341 and repayments of loan principal of $755,511.

Financing activities for Fiscal 2003 used $888,855. Included in this amount are proceeds from issuance of notes payable from Northwestern Mutual Life on key man life insurance policies for $343,074 and debt repayment to General Electric Capital Corporation and others in the amount of $1,014,001. Payments of deferred loan costs for the Bank of America loan were $251,528 at June 30, 2003

Financing activities for Fiscal 2002 provided $3,088,955. During November 2001, the Company refinanced the 7.02% fixed $10,000,000 General Electric Capital Corporation credit agreement with a remaining balance of $6,655,656. The agreement with General Electric Capital Corporation involved $3,000,000 and $7,000,000 notes with a variable interest rate of prime plus 2% or 6.75% as of June 30, 2002. Combined monthly payments on these notes were approximately $128,005. The proceeds from the notes payable and long term debt contributed $3,955,644. Payments on long-term debt used $560,181, and payments of deferred loan costs were $306,508.

The net increase in cash in Fiscal 2004 of $2,233,657 was primarily the result the Bank of America loan. The net increase in cash for Fiscal 2003 was $895,295, primarily from operating profits and issuance of notes payable from Northwestern Mutual Life Insurance. The net decrease in cash for Fiscal 2002 was $466,966, primarily attributed to cash paid for the development of the new wide-beam 34’ fish boat and 48’ express cruiser and losses from operations due to decreased sales volume.

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because of the increase in sales volumes and sales backlogs at the date of this filing. Additionally the Company has maintained a historical sales backlog through the date of this report.

Effects of Inflation.

The Company has not been materially affected by the moderate inflation of recent years. Since most of the Company’s plant and its equipment are relatively new, expenditures for replacements are not expected to be a factor in the near-term future.

When raw material costs increase because of inflation, the Company attempts to minimize the effect of these increases by using alternative, less costly materials, or by finding less costly sources for the materials it uses. When the foregoing measures are not possible, selling prices are increased to recover the cost increases.

The Company’s products are targeted at the segment of the powerboat market where retail purchasers are generally less significantly affected by price or other economic conditions. Consequently, management believes that the impact of inflation on sales and the results of operations will not be material.

Cautionary Statement for Purposes of “Safe Harbor” Under the Private Securities Reform Act of 1995.

The Company may from time to time make forward-looking statements, including statements projecting, forecasting, or estimating the Company’s performance and industry trends. The achievement of the projections, forecasts, or estimates contained in these statements is subject to certain risks and uncertainties, and actual results and events may differ materially from those projected, forecast, or estimated.

The applicable risks and uncertainties include general economic and industry conditions that affect all businesses, as well as matters that are specific to the Company and the markets it serves. For example, the achievement of projections, forecasts, or estimates contained in the Company’s forward-looking statements may be impacted by national and international economic conditions; compliance with governmental laws and regulations; accidents and acts of God; and all of the general risks associated with doing business.

Risks that are specific to the Company and its markets include but are not limited to compliance with increasingly stringent environmental laws and regulations; the cyclical nature of the industry; competition in pricing and new product development from larger companies with substantial resources; the concentration of a substantial percentage of the Company’s sales with a few major customers, the loss of, or change in demand from dealers, any of which could have a material impact upon the Company; labor relations at the Company and at its customers and suppliers; and the Company’s single-source supply and just-in-time inventory strategies for some critical boat components, including high performance engines, which could adversely affect production if a single-source supplier is unable for any reason to meet the Company’s requirements on a timely basis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk - At June 30, 2004, the Company owed $17,310,558 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.50% or 3.87% as of June 30, 2004, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. A hypothetical 100 basis point increase in interest rates would result in an approximately $90,000 increase in interest expense, resulting in a negative impact on the Company’s liquidity and results of operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

Washington, North Carolina

We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows and the schedule of valuation and qualifying accounts for the years ended June 30, 2004, 2003 and 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years ended June 30, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule of valuation and qualifying accounts, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

July 29, 2004

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,458,592	$1,224,935
Certificate of deposit	255,197	—
Accounts receivable, less allowance for doubtful accounts of $82,841 for 2004 and $27,841 for 2003	4,137,484	2,015,371
Inventories	4,653,402	3,460,286
Prepaid expenses	429,657	644,581
Current tax assets	268,903	303,823

Total Current Assets	13,203,235	7,648,996

PROPERTY, PLANT AND EQUIPMENT, net	15,913,794	16,165,684

CASH SURRENDER VALUE OF LIFE INSURANCE	1,581,316	1,378,626

OTHER ASSETS	665,815	736,288

	$31,364,160	$25,929,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$772,704	$1,060,444
Current maturities of capital lease	17,710	20,118
Accounts payable	2,821,866	7,498,762
Accounts payable-related party	21,000	169,043
Accrued expenses	1,172,210	1,317,398
Dealer incentives	1,203,522	190,010
Customer deposits	86,077	290,658
Allowance for boat repurchases	75,000	200,000
Warranty reserve	710,000	900,000

Total Current Liabilities	6,880,089	11,646,433

LONG-TERM DEBT, less current maturities	17,870,041	8,986,160
CAPITAL LEASE, less current maturities	6,657	24,367
DEFERRED TAX LIABILITY	268,903	303,823
COMMITMENTS AND CONTINGENCIES (See Note 8)	—	—

Total Liabilities	25,025,690	20,960,783

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,807,608 shares for 2004 and 4,757,608 for 2003 issued and outstanding	48,076	47,576
Additional paid-in capital	10,517,451	10,436,551
Retained earnings (deficit)	(4,099,540)	(5,400,683)

	6,465,987	5,083,444
Less: Treasury Stock, at cost, 15,000 shares	(110,748)	(110,748)
Deferred compensation for stock options issued	—	(3,885)
Accumulated other comprehensive income from interest rate swap	(16,769)	—

	6,338,470	4,968,811

	$31,364,160	$25,929,594

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2004	2003	2002
NET SALES	$59,841,760	$52,557,084	$36,950,581
COST OF SALES	49,167,570	44,037,957	35,990,833

Gross Profit	10,674,190	8,519,127	959,748

EXPENSES:
Selling expense	5,558,709	4,609,253	4,162,273
General and administrative	2,660,432	1,820,764	2,035,613
Impairment of long-lived assets	—	—	1,182,320

Total expenses	8,219,141	6,430,017	7,380,206

OPERATING INCOME (LOSS)	2,455,049	2,089,110	(6,420,458)

NON-OPERATING INCOME (EXPENSE):
Other income (expense)	1,380	5,567	21,512
Interest expense	(1,142,685)	(1,037,002)	(809,571)
Gain (loss) on disposal of assets	(11,896)	(8,378)	—

TOTAL NON-OPERATING INCOME (EXPENSE)	(1,153,201)	(1,039,813)	(788,059)

INCOME (LOSS) BEFORE INCOME TAXES	1,301,848	1,049,297	(7,208,517)

CURRENT TAX EXPENSE (BENEFIT)	706	—	(717,983)

DEFERRED TAX EXPENSE (BENEFIT)	—	169,301	541,059

NET INCOME (LOSS)	$1,301,142	$879,996	$(7,031,593)

BASIC EARNINGS (LOSS) PER SHARE:	$.27	$.19	$(1.49)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,761,460	4,744,457	4,732,608

DILUTED EARNINGS (LOSS) PER SHARE:	$.27	$.18	$(1.49)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,825,179	4,818,806	4,732,608

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM JUNE 30, 2001 THROUGH JUNE 30, 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income	Treasury Stock		Deferred Compensation	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
BALANCE, June 30, 2001	4,732,608	$47,326	$10,303,640	$750,913	$—	(15,000)	$(110,748)	$—	$10,991,131
Issuance of options to purchase 30,000 shares common stock at $1.67 per share for consulting services vesting through December 2004	—	—	40,295	—	—	—	—	(31,132)	9,163
Net Income for the year ended June 30, 2002	—	—	—	(7,031,593)	—	—	—	—	(7,031,593)

BALANCE, June 30, 2002	4,732,608	$47,326	$10,343,935	$(6,280,678)	$—	(15,000)	$(110,748)	$(31,132)	$3,968,703
Issuance of common stock upon exercise of options	25,000	250	33,350	—	—	—	—	—	33,600
Payroll obligations forgiven by an officer and shareholder	—	—	46,158	—	—	—	—	—	46,158
Issuance of options to purchase 10,000 shares common stock at $1.60 per share for consulting services vesting through December 2003	—	—	13,108	—	—	—	—	27,247	40,355
Net Income for the year ended June 30, 2003	—	—	—	879,996	—	—	—	—	879,996

BALANCE, June 30, 2003	4,757,608	$47,576	$10,436,551	$(5,400,682)	$—	(15,000)	$(110,748)	$(3,885)	$4,968,812
Issuance of common stock upon exercise of options	50,000	500	80,900	—	—	—	—	—	81,400
Vesting of options to purchase 10,000 shares common stock at $1.60 per share for consulting services vesting through December 2003	—	—	—	—	—	—	—	3,885	3,885
Other comprehensive income as a result of a cash flow hedge of $9,000,000 of the Bank of America note payable	—	—	—	—	(16,769)	—	—	—	(16,769)
Net Income for the year ended June 30, 2004	—	—	—	1,301,142	—	—	—	—	1,301,142

BALANCE, June 30, 2004	4,807,608	$48,076	$10,517,451	$(4,099,540)	$(16,769)	(15,000)	$(110,748)	$—	$6,338,470

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,301,142	$879,996	$(7,031,593)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Non-cash expense	3,885	86,512	9,162
Amortization of deferred loan costs	286,946	61,800	89,098
Depreciation expense	2,052,314	2,112,051	2,294,254
Impairment of long-lived assets	—	—	1,182,320
Loss on disposal of equipment	11,896	8,378	—
Warranty reserve	(190,000)	30,000	280,000
Allowance for boat repurchases	(125,000)	—	—
Allowance for doubtful accounts	55,000	—	—
Decrease in net tax asset	—	169,301	541,059
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(2,177,113)	988,621	(1,064,107)
(Increase) decrease in inventories	(1,193,116)	(369,834)	1,395,518
(Increase) decrease in prepaid expenses	160,190	(315,798)	(161,286)
Increase (decrease) in accounts payable	(4,824,939)	643,152	1,341,929
Increase (decrease) in accrued expenses	(146,587)	123,726	2,654
Increase (decrease) in dealer incentives	1,014,905	(731,672)	(923,885)
Increase (decrease) in customer deposits	(204,581)	(340,432)	309,915

Net Cash Provided (Used) by Operating Activities	(3,975,058)	3,345,801	(1,734,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	25,000	153,810	—
Investment in molds and related plugs	(1,060,533)	(1,056,852)	(1,370,526)
Purchase of property, plant and equipment	(776,787)	(268,410)	(231,080)
Increase in cash surrender value of life Insurance	(202,690)	(199,403)	(219,536)
Purchase of certificate of deposit	(255,197)	—	—
(Increase) decrease in other assets	(30,379)	(190,796)	183

Net Cash (Used) by Investing Activities	(2,300,586)	(1,561,651)	(1,820,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable & long-term debt	18,000,000	343,074	3,955,644
Proceeds from issuance of common stock	81,400	33,600	—
Payments of long-term debt	(9,403,852)	(1,008,836)	(545,788)
Payments on capital lease	(20,118)	(5,165)	(14,393)
Payments of deferred loan cost	(148,129)	(251,528)	(306,508)

Net Cash Provided (Used) by Financing Activities	8,509,301	(888,855)	3,088,955

Net increase (decrease) in cash & cash equivalents	2,233,657	895,295	(466,966)
Beginning cash & cash equivalents balance	1,224,935	329,640	796,606

Ending cash & cash equivalents balance	$3,458,592	$1,224,935	$329,640

[Continued]

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[CONTINUED]

	Year Ended June 30,
	2004	2003	2002
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest:
Unrelated parties, net of amounts capitalized	$855,739	$1,035,553	$798,700

Income taxes	$—	$—	$45,424

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended June 30, 2004:

The Company recorded consulting expense of $3,885 as a result of amortization of deferred compensation from 40,000 options issued to purchase stock during Fiscal 2002, vesting through January 2004 and expiring through January 2009.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business and Significant Accounting Policies.

Nature of the Business: Fountain Powerboat Industries, Inc. and Subsidiary (the Company) manufacture high-performance sport boats, sport wide beam cruisers, wide beam fishing boats, sport fishing boats, and custom offshore racing boats. These boats are sold worldwide to a network of approximately 55 dealers. The Company’s offices and manufacturing facilities are located in Washington, North Carolina and the Company has been in business since 1979. The Company employs approximately 400 people and is an equal opportunity, affirmative action employer.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fountain Powerboats, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company’s fiscal year-end is June 30th, which is its natural business year-end.

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

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2004 and 2003, the Company had $3,358,592 and $1,124,935, respectively, in excess of federally insured amounts held in cash.

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

Dealer Incentive Accruals: The Company has in the current and prior periods established sales programs to pay service and/or other awards to dealers for boat deliveries into their market territory for which they will perform service or based upon sales of boats from their locations. These programs are based in part on the model of the boat sold, a factor for the dealer’s service performance rating, the dollar value of the sale and other factors. The Company has accrued dealer incentives of $1,203,522 and $190,010 at June 30, 2004 and 2003, respectively. These amounts also include an accrual for dealer interest as discussed in Note 8, “Commitments and Contingencies”.

Allowance for Boat Repurchases: The Company provides an allowance for boats, financed by dealers under floor plan finance arrangements, that may be repurchased from finance companies under certain circumstances where the Company has a repurchase agreement with the lender. The amount of the allowance is based upon the highest number of repurchase events it has experienced in the last five years at an assumed discount of $15,000 per event.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business and Significant Accounting Policies. [Continued]

Internal Use Software: The Company accounts for internal use software and development cost in accordance with the Statement of Position (SOP) 98-1, “Accounting for Computer Software Developed for or Obtained for Internal Use”. The SOP requires the capitalization of certain cost incurred in connection with developing or obtaining software for internal use.

Revenue Recognition: The Company generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, legal title and all other incidents of ownership have passed from the Company to the dealer or to the Government, and an account receivable is recorded or payment is received from the dealer, from the Government, or from the dealer’s third-party commercial lender. This is the method of sales recognition in use by most boat manufacturers.

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

The sales incentive floor plan interest expense for each individual boat sale is accrued for the six months (180 days) interest payment period in the same fiscal accounting period that the related boat sale is recorded. The entire six months’ interest expense is accrued at the time of the sale because the Company considers it a selling expense (See Note 8). The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer’s inventory and on floor plan.

During the year ended June 30, 2004, the Company entered into arrangements that license other foreign companies to manufacture boats utilizing the Company’s concepts and designs in exchange for royalties received for each boat manufactured. The Company accounts for these royalties as sales revenue in the period when earned. Royalties for the year ended June 30, 2004 were less than 10% of total revenues.

Income Taxes: The Company accounts for income taxes in accordance with issued Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (See Note 7).

Advertising Cost: Cost incurred in connection with advertising and promotion of the Company’s products is expensed as incurred. Such costs amounted to $1,508,773, $1,031,661 and $775,524 for the years ended 2004, 2003 and 2002, respectively.

Earnings Per Share: The Company accounts for earnings per share in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires the Company to present basic and diluted earnings per share. The computation of basic earning per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per shares is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds (See Note 12).

Warranties: The Company warrants the entire deck and hull, including its supporting bulkhead and stringer system, against defects in materials and workmanship for a period of six years. The Company has accrued a reserve for these anticipated future warranty costs.

Reclassifications: The financial statements and notes for years prior to June 30, 2004 have been reclassified to conform with headings and classifications used in the June 30, 2004 financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business and Significant Accounting Policies. [Continued]

Cash Surrender Value of life insurance policies: - At June 30, 2004 and 2003, the Company owns six life insurance policies on Reginald M. Fountain, Jr., the Company’s Chairman, President and Chief Executive Officer for a total of $6,083,363 and $6,161,287 in coverage and $1,581,316 and $1,378,626 cash value. At June 30, 2004 and 2003 the Company has borrowed $1,295,449 and $1,265,438 against the policies (See Note 5).

Research and Development: The Company expenses the costs of research and development for new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $871,386 for Fiscal 2004, $552,072 for Fiscal 2003, and $952,332 for Fiscal 2002.

Derivative Financial Instruments: The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company accounts for these derivative financial instruments as an effective cash flow hedge under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and it has the effect of converting the interest rate paid on the notional amount of $9,000,000 of the Company’s variable debt to a fixed rate of 6.02%. The difference between the Company’s actual variable interest rate and 6.02% on the notional amount for the next twelve months is reclassified from other comprehensive income and recognized as interest expense. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued. SFAS No. 146 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant. SFAS No. 149 has become applicable (as well as SFAS No. 133 as discussed above) and has been adopted by the Company as discussed above as a result of its use of a cash flow hedge related to its loan from Bank of America (See Note 5).

Stock-based compensation — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

The Company has stock incentive plans that provides for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The plans are more fully described in Note 6. The Company accounts for stock options issued to employee, officer and directors under the stock incentive plan in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal or exceed the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the Consolidated Statements of Income.

During the periods presented in the accompanying financial statements the Company has granted options under the 1995 and 1999 Stock Options Plans and executive and other employment agreements (See Note 6). The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation cost under SFAS No. 123 has been recognized for certain stock options issued under other agreements to non-employee and recorded in the accompanying statement of operations, but no compensation cost under SFAS No. 123 has been recognized for stock options issued under plan and other agreement to employees.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business and Significant Accounting Policies. [Continued]

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

		Year Ended June 30,
		2004	2003	2002
Net Income (loss)	As reported	$1,301,142	$879,996	$(7,031,593)
	Pro forma	$1,284,257	$434,186	$(7,115,697)
Earnings (loss) per share	As reported	$.27	$.19	$(1.49)
	Pro forma	$.27	$.09	$(1.50)

Note 2. Inventories.

Inventories consist of the following:

	June 30,
	2004	2003
Parts and supplies	$1,920,860	$1,593,057
Work-in-process	1,999,076	1,702,533
Finished goods	783,466	214,696

	4,703,402	3,510,286
Reserve for obsolescence	(50,000)	(50,000)

	$4,653,402	$3,460,286

All of the inventory are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $17,310,558 at June 30, 2004.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Property, Plant, and Equipment.

Property, plant, and equipment consists of the following:

	Estimated Useful Lives in Years	June 30,
		2004	2003
Land and related improvements	10-30	$4,611,064	$4,564,523
Buildings and related improvements	10-30	8,763,057	8,827,731
Construction-in-progress	N/A	935,092	486,966
Production molds and related plugs	8-10	21,486,150	20,655,432
Machinery and equipment	3-5	5,492,864	5,384,323
Furniture and fixtures	5	587,744	556,527
Computer Equipment	5	965,778	880,570
Transportation equipment	5	341,711	320,711

		$43,183,460	$41,676,783
Accumulated depreciation		(27,269,666)	(25,511,099)

		$15,913,794	$16,165,684

All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $17,310,558 at June 30, 2004. Depreciation expense was $2,052,314, $2,112,051, and $2,294,254, for the years ended June 30, 2004, 2003 and 2002, respectively. During Fiscal 2002, the Company recorded a loss on impairment of $1,112,320 in accordance with SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” on certain molds and racing boats to adjust the respective assets to their net realizable value.

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

Note 4. Capital Lease.

The Company is the lessee of equipment under capital leases expiring in May 2004 and April 2006. The assets and liabilities under the capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. Equipment under capital lease obligation is as follows:

	June 30,
	2004	2003
Equipment	$118,556	$92,774
Less: Accumulated amortization	(99,817)	(63,179)

	$18,739	$29,595

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Capital Lease. [Continued]

Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

Year ending June 30,	Lease Payments
2005	$22,884
2006	3,358

Total future minimum lease payments	$26,242
Less: amounts representing maintenance and usage fee, interest and executory costs	(1,875)

Present value of the future minimum lease payments	24,367
Less: Lease current portion	(17,710)

Capital lease obligations - long term	$6,657

Note 5. Long-term Debt and Pledged Assets.

The following is a summary of long-term debt:

	June 30,
	2004	2003
9.99% loans payable to a financial institution for the purchase of vehicles, monthly payments totaling $1,383 through May 2005, secured by the vehicles purchased.	$18,216	$32,224
4.00% loan payable to a financial institution (8.25% for 2003) for the purchase of a vehicle, monthly payments of $726 through September 2006, secured by the vehicle purchased.	18,522	25,306
7.93% to 8% loans payable borrowed against the cash surrender value of key-man life insurance policies 1998, 2001, and 2002, monthly payments of $25,004.	1,295,449	1,265,438
$10,000,000 credit agreement with a financial corporation (See Below).	—	8,723,636
$18,000,000 credit agreement with a financial corporation (See Below).	17,310,558	—

	18,642,745	10,046,604
Less: Current maturities included in current liabilities:	(772,704)	(1,060,444)

	$17,870,041	$8,986,160

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Long-term Debt and Pledged Assets. [Continued]

The Company had a $10,000,000 credit agreement with General Electric Capital Corporation. The credit agreement involved two notes, both with an interest rate of prime plus 2%. Combined monthly payments are $128,005. The $7,000,000 note had monthly payments of approximately $85,000 and a ten year amortization with a five-year balloon payment and is secured by a first lien on the Company’s plant and property. The second note of $3,000,000 had monthly payments of approximately $45,000, a seven year amortization with a five-year balloon payment, and is secured by a second lien on the Company’s plant and property. This second note was guaranteed by the United States Department of Agriculture. These notes were further secured by an assignment of a $1,000,000 key man life insurance policy to the lender and the personal guarantee of the Company’s President with real estate valued at approximately $1,000,000.

On July 17, 2003, the Company obtained an $18,000,000 long-term loan from Bank of America which matures in five years. The proceeds were used to refinance the two loans with General Electric Capital Corporation totaling $10,000,000 with total remaining balance of $8,648,341 and a variable interest rate of prime plus 2% or 6.25% as of June 30, 2003. Proceeds from the Bank of America loan were also used to pay trade payables to current status and provide additional operating funds. The new agreement with Bank of America has a $9,000,000 note with a rate that is variable with the Wall Street LIBOR one month floating rate as the index plus the applicable margin. The applicable margin is based on funded debt to earnings before income taxes and depreciation adjustment (EBITDA). The applicable margin is as follows:

Funded Debt to EBITDA ratio	Applicable Margin
Less than or equal to 1.74 to 1.00	1.90%
1.75 to 1.00, but less than 2.50 to 1.00	2.10%
2.50 to 1.00, but less than 3.76 to 1.00	2.25%
Greater than or equal to 3.76 to 1.00	2.50%

The applicable margin for the first year is deemed to be 2.25% (2.50% for seven months as amended on February 10, 2004).

The agreement with Bank of America further has a $9,000,000 note under an interest rate swap to provide a fixed rate of 6.02%. The interest rate swap is designated as a cash flow hedge and is deemed effective pursuant to SFAS 133. These Bank of America loans have a fifteen year amortization with a five year balloon payment and are secured by certain assets of the Company and real estate of the Company’s President, Chief Executive Officer and majority shareholder, Reginald M. Fountain, Jr. Obligations are guaranteed by the Company, an unlimited unconditional guarantee of Mr. Fountain and by Brunswick Corporation, pursuant to a master funding agreement with the Company. Combined monthly payments to Bank of America will be approximately $126,000.

The Company has agreed to observe certain covenants under the terms of its note agreements, the most restrictive of which relates to prepayment of excess earnings, the sale of assets securing the notes and key financial ratios. Chief among the covenants are:

1.	Maintenance of a tangible net worth floor which the Company’s tangible net worth may not fall below.

2.	A current maturity coverage ratio defined as the ratio of the current portion of long-term liabilities plus interest to “cash flow” which is defined as net income plus depreciation, amortization, interest and other non-cash expenditures which the Company’s ratio may not fall below.

3.	A funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio which is defined as the ratio of all outstanding debt both current and long-term to EBITDA which the Company’s ratio may not exceed.

4.	Maintenance of a gross margin (gross profit) percentage floor which the Company’s gross margin percentage may not fall below.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Long-term Debt and Pledged Assets. [Continued]

These covenants change and generally become more restrictive in future periods. The following matrix lists the required covenant levels for the periods indicated:

	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Tangible Net Worth Floor	$4.475 Million	$4.500 Million	$4.800 Million	$4.950 Million	$5.225 Million
Current Maturity Coverage Ratio	1.30 to 1.00	1.40 to 1.00	1.50 to 1.00	1.50 to 1.00	1.50 to 1.00
Funded Debt To EBITDA	6.00 to 1.00	5.25 to 1.00	5.00 to 1.00	4.35 to 1.00	3.75 to 1.00
Gross Margin Floor %	14.50%	14.50%	14.50%	14.50%	14.50%

As of June 30, 2004 the Company was in compliance with its mandated covenants.

In addition to the covenants listed above, the Company may not exceed its budgeted annual listing of fixed asset purchases approved by the loan’s guarantor, Brunswick Corporation and any non-listed fixed asset purchases greater than $50,000 per instance must have Brunswick Corporation’s express approval prior to acquisition. The Company expects this restriction to have no material effect upon its ability to maintain and improve its facilities and compete with other companies in the boating industry.

The estimated aggregate maturities required on long-term debt for each of the individual years at June 30, 2004 are as follows:

2004	$887,481
2005	930,003
2006	865,072
2007	935,425
Thereafter	15,024,764

$18,642,745

Note 6. Common Stock, Stock Options, and Treasury Stock.

Common Stock: The Company has authorized 200,000,000 shares of common stock, $.01 par value. 4,807,608 shares were issued and outstanding at June 30, 2004, 4,757,608 shares were issued and outstanding at June 30, 2003 and 4,732,608 shares were issued and outstanding at June 30, 2002.

During Fiscal 2004, several individuals including Company officers exercised their options and purchased 50,000 shares of Common Stock at exercise prices of $1.60 to $1.67 per share. Subsequent to the balance sheet date an employee exercised his options and purchased 6,667 shares of Common Stock at an exercise price of $1.45 per share.

During Fiscal 2003, a director of the Company exercised his options and purchased 25,000 shares of Common stock at $1.34 per share. Also during 2003, the Company recorded a capital contribution of 46,158 when payroll obligations owed an officer and shareholder of the Company were forgiven.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Common Stock, Stock Options, and Treasury Stock. [Continued]

Stock Options: During 1999, the shareholders voted to adopt the 1999 Employee Stock Option Plan (the Plan), which expires January 11, 2009. Under the Plan, the board is empowered to grant options to purchase up to 120,000 shares of common stock to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). During the Company’s November 19, 2002 Annual Meeting the shareholders approved amendment of the 1999 Employee Stock Option Plan to increase the number of shares available for issuance under that plan from 120,000 to 175,000 shares. As of June 30, 2004, 95,000 options are available for grant under the plan subject to the approval of Brunswick Corporation’s approval of any option grants as a condition for the guarantee of the Bank of America loan (See Note 5).

During 2001, the Company granted options to purchase 35,000 shares of common stock, on a non-qualified basis. The options are exercisable at $1.34 per share and vest through December 31, 2002. The options expire December 12, 2007. As of June 30, 2003, 25,000 of the options have been exercised.

During 2002, the Company granted options to purchase 40,000 shares of common stock for consulting services. The options have been valued at $53,403 and are being expensed ratably over the vesting period. As of June 30, 2004, the Company has recorded deferred compensation of $53,403 in consulting expense. The options are exercisable at $1.60 to $1.67 per share and vest within two years from the date they were granted. The options expire five years from vesting. During the year ended June 30, 2004, 20,000 of these options were exercised.

On June 21, 1995, the shareholders voted to adopt the 1995 stock option plan. The plan allowed up to 450,000 options to purchase the common stock to be granted by the Board of Directors to employees or directors of the Company. On August 4, 1995, the Board of Directors voted to grant the 450,000 stock options to Mr. Reginald M. Fountain, Jr. at $4.67 per share, exercisable for 10 years from the date granted, on a non-qualified basis. As of June 30, 2004, none of these options have been exercised.

Effective March 23, 1995, the Board of Directors authorized the issuance of options to purchase up to 30,000 shares of common stock to each of the Company’s four outside directors at $3.58 per share on a non-qualified basis, exercisable for 10 years. Through June 30, 2004, 84,000 of the options had been exercised and 30,000 options remain outstanding.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Common Stock, Stock Options, and Treasury Stock. [Continued]

A summary of the status of the options granted under the Company’s 1995 and 1999 stock option plans and other agreements at June 30, 2003, 2002 and 2001, and changes during the periods then ended is presented in the table below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	610,000	$3.96	686,000	$3.85	551,000	$4.40
Granted	—	—	—	—	135,000	1.42
Exercised	50,000	1.63	25,000	1.34	—	—
Forfeited	—	—	51,000	3.79	—	—
Canceled	—	—	—	—	—	—

Outstanding at end of period	560,000	$4.16	610,000	$3.96	686,000	$3.85

Exercisable at end of period	546,667	$4.23	576,000	$4.11	576,000	$4.29

Weighted average fair value of options granted	—	—	—	—	135,000	$1.29

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

A summary of the status of the options outstanding under the Company’s stock option plans and other agreements at June 30, 2004 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.34 to 1.60	80,000	4 years	1.55	66,667	1.58
$3.58	30,000	1 year	3.58	30,000	3.58
$4.67	450,000	1 year	4.67	450,000	4.67

	560,000			546,667

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

The components of federal income tax expense from continuing operations consist of the following:

	Year Ended June 30,
	2004	2003	2002
Current income tax expense:
Federal	$706	$—	$(717,983)
State	—	—	—

Net current tax (benefit)	$706	$—	$(717,983)

Deferred tax expense (benefit) resulted from:
Excess of tax over financial accounting depreciation	$(52,079)	$245,079	$(14,929)
Donations	—	(1,227)	(2,374)
Warranty reserves	74,100	(11,700)	(109,200)
Reserve for obsolete inventory	—	100,383	(61,383)
Accrued vacation	73,685	(14,563)	5,945
Dealer incentive reserves	—	97,944	230,631
Reserve for boat repurchases	48,750	—	—
Bad debt reserves	(21,450)	—	—
Accrued dealer incentive interest	305	32,454	9,046
Accrued executive compensation	1,975	(45,634)	6,352
Accrued dealer service incentives	38,122	155,232	180,492
Inventory adjustment-Sec.263A	(21,793)	7,296	(32,048)
Health insurance reserve	(8,580)	4,680	17,238
Decrease(increase) in NOL carryforwards	343,911	(143,576)	(2,506,922)
Alternative minimum tax credits	77,525	—	218,232
Investment tax credits	—	—	—
Valuations allowance	(554,471)	(257,067)	2,599,979

Net deferred tax expense (benefit)	$—	$169,301	$541,059

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows:

	Year Ended June 30,
	2004	2003	2002
Computed tax at the expected federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	5.00	5.00	5.00
Valuations allowance	(42.59)	(24.50)	(36.07)
Compensation from stock options	—	(.69)	—
(Increase) decrease in NOL carryforward	—	—	—
Officer’s life insurance	.32	.20	—
Net effect of alternative minimum taxes	6.00	—	(.07)
Other	(2.68)	2.13	(.41)

Effective income tax rates	.05%	16.14%	2.45%

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended June 30,
	2004	2003
Deferred tax assets:
Warranty reserve	$276,900	$351,000
Obsolete inventory reserve	19,500	19,500
Accrued vacations	—	73,685
Allowance for boat repurchases	29,250	78,000
Dealer incentive reserves	—	—
Bad debt reserve	32,308	10,858
Accrued Dealer incentive interest	25,072	25,378
Inventory adjustments - Sec. 253A	132,013	110,220
State NOL carryforwards	442,763	486,854
Federal NOL carryforwards	1,956,881	2,256,701
Alternative minimum tax credits	41,524	119,049
Accrued executive compensation	53,410	55,384
Donations carryforwards	4,608	4,608
Accrued dealer incentives	—	38,122
Health insurance reserve	49,140	40,560
Investment tax credits	86,294	86,294

Gross deferred assets	$3,149,663	$3,756,213
Less: valuation allowance for deferred tax assets	(1,788,441)	(2,342,912)

Net deferred tax assets	$1,361,222	$1,413,301
Deferred tax liabilities:
Excess of financial accounting depreciation over tax	$(1,361,222)	$(1,413,301)

Net deferred tax assets (liabilities)	$—	$—

Net deferred tax assets (liabilities) are presented as follows:

	Year Ended June 30,
	2004	2003
Current deferred tax assets	$268,903	$303,823
Deferred tax liabilities	(268,903)	(303,823)

Net deferred tax assets (liabilities)	$—	$—

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

The Company has an unused federal operating loss carryforwards at June 30, 2004 and 2003 of approximately $5,755,553 and $6,637,357, respectively, which expires in various years through 2023. The Company has unused state operating loss carryforwards at June 30, 2004 and 2003 of approximately $8,855,263 and $9,737,087, respectively, which expires in various years through 2023.

Note 8. Commitments and Contingencies.

Employment Agreement: The Company entered into a one-year employment agreement in 1989 with its Chairman, Mr. Reginald M. Fountain, Jr. The agreement provides for automatic one-year renewals at the end of each year subject to Mr. Fountain’s continued employment.

Dealer Interest: The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to $756,336 for Fiscal 2004, $816,152 for Fiscal 2003 and $596,111 for Fiscal 2002. They are included in the accompanying consolidated statements of operations as part of net sales. At June 30, 2004 and 2003 the estimated unpaid dealer incentive interest included in accrued dealer incentives amounted to $62,894 and $92,262, respectively.

Product Liability and Other Litigation: There were various warranty lawsuits brought against the Company at June 30, 2004. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney’s fees and any losses, which may occur from these lawsuits over and above the insurance deductibles. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 2004 and 2003, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $18,177,586 and $16,378,985, respectively. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events, which can be reasonably estimated. At June 30, 2004 and 2003, the allowance for boat repurchases was $75,000 and $200,000, respectively.

401 (k) Payroll Savings Plan: During Fiscal 1991, the Company initiated a 401(k) Payroll Savings Plan (the 401(k) Plan) for all employees. Eligible employees may elect to defer up to twenty-five percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company currently matches fifty percent of the employee’s deferred salary amounts limited to a maximum of six percent of their salaried amounts, or effectively a maximum of three percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401(k) Plan. There are no post-retirement benefit plans in effect. The Company’s employer contribution to the 401(k) Plan was $86,825 for Fiscal year 2004, $93,650 for Fiscal 2003 and $86,958 for Fiscal 2002.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Commitments and Contingencies. [Continued]

Environmental: The Company was notified in 1994 by the United States Environmental Protection Agency (“EPA”) that it has been identified as a potential responsible party (“PRP”) and may incur, or may have incurred, liability for the remediation of contamination at the Seaboard waste disposal site, located in High Point, North Carolina (also referred to as the Jamestown, North Carolina site) resulting from the disposal of hazardous substances at that site by a third party contractor of the Company. The Company’s share of the approximately 14.3 million gallons of waste is 19,245 gallons, a volumetric share of .1387%. The Company’s potential liability at this site is estimated by the Group administrator to be in the range of $40,000 to $60,000. The Company is likely to be eligible for a de Minimus Settlement Agreement, which is expected to be finalized in 2005.

Note 9. Export Sales.

The Company had export sales to customers in the following geographic areas:

	Year Ended June 30,
	2004	2003	2002
Canada, Central and South America	$1,441,308	$929,481	$1,500,145
Middle East, and Europe	819,724	595,777	—
Asia	—	235,549	—

	$2,261,032	$1,760,807	$1,500,145

Note 10. Transactions with Related Parties.

The Company expensed the following amounts for apartment rentals owned or controlled by Reginald M. Fountain, Jr., the Company’s Chairman, President, and Chief Executive Officer: for Fiscal 2004, $18,592; in Fiscal 2003, $11,489; and in Fiscal 2002, $22,013. At June 30, 2004, the Company owed Reginald M. Fountain, Jr. $0 for these rentals.

The Company paid $259,189 during Fiscal 2004 to an entity controlled by Reginald M. Fountain, Jr. for aircraft services and rentals. At June 30, 2004 the Company owed $21,000 in unpaid services to this entity.

For the year ended June 30, 2004 the Company paid an entity controlled by a director $20,500 for consulting services.

The Company paid $15,029, $58,000, and $41,361 for the year ended June 30, 2004, 2003 and 2002 for advertising and public relations services from an entity owned by a director of the Company. At June 30, 2004, the Company had no payable due to the entity for these services.

A Director of the Company is an owner of a marine dealership, which accounted for 10.2% of the Company’s sales in Fiscal 2004.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Concentration of Credit Risk.

Concentration of credit risk arises due to the Company operating in the marine industry, particularly in the United States. In Fiscal 2004, one dealer accounted for 10.5% of sales, one for 10.2% of sales, and two dealers for 5.0% individually. In Fiscal 2003, one dealer accounted for 10.3% of sales, one for 8.0% of sales, and one dealer for 6.7%. For Fiscal 2002 one dealer comprised 11.8% of sales, one dealer 11.7% of sales, and two dealers for 8% individually.

Note 12. - Earnings Per Share.

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended June 30, 2004, 2003 and 2002:

	2004	2003	2002
Income (loss) from continuing operations available to common stockholders	$1,301,142	$879,996	$(7,031,593)

Weighted average number of common shares outstanding used in basic earnings (loss) per share	4,761,460	4,744,457	4,732,608
Effect of dilutive stock options	63,719	74,349	—
Weighted number of common shares and potential dilutive common shares outstanding used in dilutive earnings (loss) per share	4,825,179	4,818,806	4,732,608

The Company had at June 30, 2004 outstanding options to purchase 450,000 shares of common stock at $4.67 per share that were not included in the computation of gain(loss) per share because their effect was anti-dilutive.

Note 13 – Segment Reporting.

The Company’s net sales resulted from the following product lines for the years ended June 30, 2004, 2003 and 2002:

	2004	2003	2002
Sports boats	$33,054,460	$26,612,517	$21,191,672
Wide beam cruiser	9,508,545	9,923,547	5,387,449
Fish boats	4,770,596	5,302,763	3,181,585
Wide beam fish boats	11,034,642	9,291,260	5,404,056

Non-boat sales including (Service, Parts, Trucking, Sportswear)	1,473,517	1,426,997	1,785,819

Net sales	$59,841,760	$52,557,084	$36,950,581

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

SCHEDULES TO THE FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Fiscal 2004 Valuation and Qualifying Account Description	Balance June 30, 2003	Charge to Expense Adjustments	Payments/ Deductions	Balance June 30, 2004
Allowance for Doubtful accounts	27,841	55,000	—	82,841
Inventory Valuation Reserve	50,000	—	—	50,000
Deferred Tax Valuation Allowance	2,342,912	(554,471)	—	1,788,441
Warranty Expense	900,000	357,507	547,507	710,000
Allowance for Boat Repurchases	200,000	—	125,000	75,000

Fiscal 2003 Valuation and Qualifying Account Description	Balance June 30, 2002	Charge to Expense Adjustments	Payments/ Deductions	Balance June 30, 2003
Allowance for Doubtful accounts	27,841	—	—	27,841
Inventory Valuation Reserve	307,393	—	257,393	50,000
Deferred Tax Valuation Allowance	2,599,979	(257,067)	—	2,342,912
Warranty Expense	870,000	675,344	645,344	900,000
Allowance for Boat Repurchases	200,000	—	—	200,000

Fiscal 2002 Valuation and Qualifying Account Description	Balance June 30, 2001	Charge to Expense Adjustments	Payments/ Deductions	Balance June 30, 2002
Allowance for Doubtful accounts	27,841	—	—	27,841
Inventory Valuation Reserve	150,000	157,393	—	307,393
Deferred Tax Valuation Allowance	—	2,599,979	—	2,599,979
Warranty Expense	590,000	1,346,873	1,066,873	870,000
Allowance for Boat Repurchases	200,000	—	—	200,000

FOUNTAIN POWERBOATS INDUSTRIES, INC.

SUPPLEMENTARY DATA

UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004
Revenue	12,885,232	13,361,811	15,790,650	17,804,067
Gross profit	2,032,181	2,027,100	3,119,068	3,495,841
Income (loss) before taxes	(356,347)	239,059	754,365	664,771
Net income (loss)	(356,347)	239,059	754,365	664,065
Net income (loss) per share:
Basic	(.08)	.05	.16	.14
Diluted	(.07)	.05	.16	.14

Fiscal 2003
Revenue	12,002,119	12,941,227	12,783,311	14,830,427
Gross profit	1,905,951	2,370,374	1,911,352	2,331,450
Income (loss) before taxes	328,335	643,732	(91,338)	168,568
Net income (loss)	169,244	482,459	(177,402)	405,695
Net income (loss) per share:
Basic 0410	.04	.10	(.04)	.09
Diluted	.04	.10	N/A	.04

Fiscal 2002
Revenue	8,238,779	6,456,208	10,626,380	11,629,214
Gross profit	475,472	(692,069)	2,035,420	(859,075)
Income (loss) before taxes	(814,875)	(2,315,742)	(280,534)	(3,797,366)
Net income (loss)	(506,643)	(1,417,651)	(189,152)	(4,918,147)
Net income (loss) per share:
Basic	(.11)	(.30)	(.04)	(1.04)
Diluted	N/A	N/A	N/A	N/A

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Part III

Item 10. Directors and Executive Officers of Registrant.

Directors and Executive Officers. Information regarding the Company’s directors and executive officers that appears under the captions (1) “Proposal 1: Election of Directors,” and (2) ”Executive Officers,” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Audit Committee. Information regarding the Audit Committee of the Company’s Board of Directors that appears under the captions (1) “Audit Committee - Function” and (2) ”Audit Committee - Members,” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s next Annual Meeting of Shareholders if incorporated herein by reference.

Audit Committee Financial Expert. Information appearing under the caption “Audit Committee - Members” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934. Information regarding compliance by the Company’s directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 that appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Code of Ethics. The Company’s Board of Directors has adopted a Code of Ethics that applies to its directors and to its principal executive officer and principal financial officer. A copy of the Code of Ethics is posted on the Company’s Internet website at www.fountainpowerboats.com.

Item 11. Executive Compensation.

Information appearing under the captions (1) “Director Compensation,” (2) “Corporate Governance Committee - Compensation Committee Interlocks and Insider Participation,” (3) ”Executive Compensation - Cash Compensation,” (4) “Executive Compensation - Employment Agreement,” (5) “Executive Compensation - Employee Stock Options,” and (6) “Proposal 2: Amendment of 1995 Stock Option Plan,” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of securities. Information regarding the beneficial ownership of the Company’s equity securities appearing under the caption “Beneficial Ownership of Securities” in the Company’s definitive Proxy Statement filed with the Commission in connection with the Company’s annual meeting of shareholders is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes all compensation plans and individual compensation arrangements that were in effect on June 30, 2004, and under which shares of the Company’s common stock were authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	500,000		$4.36	95,000
Equity compensation plans not approved by security holders	60,000	(1)	2.55	-0-
Total	560,000		4.17	95,000

(1)	Includes individual options to purchase shares of the Company’s common stock held by current or former directors or independent contractors as follows: (i) option for 30,000 shares at an exercise price of $3.58 per share granted during 1995 and expiring during 2005; (ii) option for 10,000 shares at an exercise price of $1.34 per share granted during 2001 and expiring during 2007; and (iii) option for 20,000 shares at an exercise price of $1.60 per share granted during 2002 and expiring as to 10,000 shares during 2008 and as to the remaining 10,000 shares during 2009.

Item 13. Certain Relationships and Related Transactions.

Information appearing under the caption “Compensation Interlocks and Insider Participation” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in enabling the Company to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the fiscal year ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 15. Principal Accountant Fees and Services.

Information appearing under the caption “Proposal 3. Ratification of Appointment of Independent Accountants - Services and Fees During Fiscal 2004 and 2003” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed with Report:

(1)Financial Statements. The following consolidated financial statements of the Company are contained in Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets at June 30, 2004 and 2003

Consolidated statements of operations for the years ended June 30, 2004, 2003 and 2002

Consolidated statements of stockholder’s equity for the years ended June 30, 2004, 2003 and 2002

Consolidated statements of cash flows for the years ended June 30, 2004, 2003 and 2002

Notes to consolidated financial statements

(2)Financial Statement Schedules.

Not applicable.

(3)Exhibits. An index of exhibits that are a part of this Form 10-K appears following the signature page and is incorporated herein by reference.

(b)	Reports on Form 8-K. During the last quarter of the period covered by this Report, the Company filed or furnished Current Reports on Form 8-K as follows:

Date of Report	Matter Reported
04-27-04	Announcement of the Company’s results of operations for the three and nine months ended March 31, 2004

05-04-04	Adoption of a code of ethics for the company’s executive officers and directors

06-11-04	Announcement that an additional investment advisory firm had begun covering the Company

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.

	By:	/S/ Reginald M. Fountain, Jr.
September 28, 2004		Reginald M. Fountain, Jr.
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Reginald M. Fountain, Jr. Reginald M. Fountain, Jr.	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	September 28, 2004

/S/ A. Myles Cartrette	Director	September 28, 2004
A. Myles Cartrette

/S/ George L. Deichmann, III	Director	September 28, 2004
George L. Deichmann, III

/S/ Guy L. Hecker, Jr.	Director	September 28, 2004
Guy L. Hecker, Jr.

/S/ David C. Miller	Director	September 28, 2004
David C. Miller

/S/ Mark L. Spencer	Director	September 28, 2004
Mark L. Spencer

/S/ Robert L. Stallings	Director	September 28, 2004
Robert L. Stallings

/S/ David L. Woods	Director	September 28, 2004
David L. Woods

/S/ Irving L. Smith	Chief Financial Officer	September 28, 2004
Irving L. Smith

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

3.2	Registrant’s Bylaws, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

4.1	Form of stock certificate (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 1989)

10.1 *	Employment Agreement dated March 31, 1989, between Reginald M. Fountain, Jr. and Fountain Powerboats, Inc. (incorporated herein by reference from Exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 1989)

10.2 *	Stock Option Agreement dated August 4, 1995, between Registrant and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

10.3 *	1999 Employee Stock Option Plan (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

10.4 *	Stock Option Agreement dated March 17, 1995, between Registrant and Mark L. Spencer (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

10.5	Loan Agreement between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.6	Promissory Note between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.7	Continuing and Unconditional Guaranty between Registrant and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.8	Continuing and Unconditional Guaranty between Reginald M. Fountain, Jr. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.9	Security Agreement between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.10	Deed of Trust between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.11	Master Agreement between Registrant, Fountain Powerboats, Inc., Reginald M. Fountain, Jr. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.12	Security Agreement between Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.13	Deed of Trust between Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.14	Engine Supply Agreement between Registrant Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

31.1	Certification of Registrant’s Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Registrant’s Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (furnished herewith)

99	Registrant’s definitive proxy statement to be filed with the Commission

*	Denotes a management compensation plan or compensatory plan or arrangement