Form 10-Q
period 2004-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2004-11-05
CIK 764858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-14712

FOUNTAIN POWERBOAT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	56-1774895
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

Whichard’s Beach Road, P.O. Drawer 457, Washington, NC 27889

(Address of principal executive offices)

Registrant’s telephone no. including area code: (252) 975-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common Stock, $.01 par value	4,814,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

		Page No.
Part I	Financial Information

	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets, September 30, 2004 and June 30, 2004	3 - 4

	Unaudited Condensed Consolidated Statements of Operations, for the three months ended September 30, 2004 and 2003	5

	Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended September 30, 2004 and 2003	6 - 7

	Notes to Unaudited Condensed Consolidated Financial Statements	8 - 19

	Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	20 - 22

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	22

	Item 4. Controls and Procedures	22

Part II	Other Information

	Items 1, 2, 3, 4, 5 & 6	22 - 23

	Signature	24

	Exhibits

PART I. FINANCIAL INFORMATION.

ITEM 1: Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	June 30, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,761,233	$3,713,789
Accounts receivable, net	4,177,598	4,137,484
Inventories	4,913,053	4,653,402
Prepaid Expenses	513,116	429,657
Current tax assets	279,876	268,903

Total Current Assets	13,644,876	13,203,235

PROPERTY, PLANT AND EQUIPMENT	43,866,187	43,183,460

Less: Accumulated depreciation	(27,671,682)	(27,269,666)

	16,194,505	15,913,794

CASH SURRENDER VALUE LIFE INSURANCE	1,635,939	1,581,316

OTHER ASSETS	740,794	665,815

TOTAL ASSETS	$32,216,114	$31,364,160

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30, 2004	June 30, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities - long-term debt	$767,720	$772,704
Current maturities - capital lease	22,694	17,710
Accounts payable	3,801,378	2,821,866
Accounts payable - related party	26,875	21,000
Accrued expenses	718,184	1,172,210
Dealer incentives	1,310,765	1,203,522
Customer deposits	146,420	86,077
Allowance for boat repurchases	75,000	75,000
Warranty reserve	710,000	710,000

Total Current Liabilities	7,579,036	6,880,089

LONG-TERM DEBT, less current maturities	17,693,868	17,870,041
CAPITAL LEASE, less current maturities	—	6,657
DEFERRED TAX LIABILITY	279,876	268,903

COMMITMENTS AND CONTINGENCIES (NOTE 5)

Total Liabilities	25,552,780	25,025,690

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 200,000,000 shares authorized, 4,814,275 shares issued and outstanding as of September 30, 2004 and 4,807,608 as of June 30, 2004	48,142	48,076
Additional paid-in capital	10,527,053	10,517,451
Accumulated earnings (deficit)	(3,785,614)	(4,099,540)

	6,789,581	6,465,987
Less: Treasury stock, at cost, 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income from interest rate swap	(15,499)	(16,769)

Total Stockholders’ Equity	6,663,334	6,338,470

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,216,114	$31,364,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30, 2004	September 30, 2003
NET SALES	$16,803,907	$12,885,232

COST OF SALES	14,320,056	10,853,051

Gross Profit	2,483,851	2,032,181

EXPENSES:
Selling expense	1,387,924	1,355,570
General and administrative	586,788	565,859

Total Expenses	1,974,712	1,921,429

OPERATING INCOME (LOSS)	509,139	110,752

NON-OPERATING INCOME (EXPENSE):
Other income	698	3,059
Interest expense	(195,912)	(470,158)

Total Non-operating Income (Expense)	(195,214)	(467,099)

INCOME (LOSS) BEFORE INCOME TAXES	313,925	(356,347)

CURRENT TAX EXPENSE (BENEFIT)	—	—

DEFERRED TAX EXPENSE (BENEFIT)	—	—

NET INCOME (LOSS)	$313,925	$(356,347)

BASIC EARNINGS (LOSS) PER SHARE	$0.07	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,808,260	4,757,608

DILUTED EARNINGS (LOSS) PER SHARE	$0.06	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,862,420	4,824,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$313,925	$(356,347)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	499,162	521,041
Amortization of deferred loan cost	19,986	226,997
Non-cash expense	—	42,783
Change in assets and liabilities:
(Increase) in accounts receivable	(40,114)	(1,273,241)
(Increase) decrease in inventories	(259,651)	132,124
(Increase) in prepaid expenses	(83,459)	(161,639)
Increase (decrease) in accounts payable	985,387	(5,733,283)
Increase (decrease) in accrued expenses	(454,026)	39,419
Increase (decrease) in dealer incentives	107,243	(113,525)
Increase (decrease) in customer deposits	60,343	(181,711)

Net Cash Provided (Used) by Operating Activities	1,148,796	(6,857,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(325,064)	(34,700)
Investment in molds and related plugs	(484,503)	(202,700)
(Increase) decrease in other assets	(119,891)	199,882

Net Cash Used by Investing Activities	(929,458)	(37,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	17,909,320
Payments of long-term debt	(181,562)	(8,980,049)
Payment of deferred loan cost	—	(148,129)
Proceeds from stock options exercised	9,668	—

Net Cash Provided (Used) by Financing Activities	(171,894)	8,781,142

Net increase in cash and cash equivalents	47,444	1,886,242

Cash and cash equivalents at beginning of year	3,713,789	1,224,935

Cash and cash equivalents at end of period	$3,761,233	$3,111,177

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Continued)

	For the Three Months Ended
	September 30, 2004	September 30, 2003
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$229,108	$248,092

Income taxes	$—	$—

Supplemental Disclosures of Noncash Investing and Financing Activities:

For the three month period ended September 30, 2003:

The Company recorded consulting expense of $1,795 as a result of amortization of deferred compensation from 40,000 options issued to purchase common stock during Fiscal 2002, vesting through January 2004 and expiring through January 2009.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30. The results of operations for the three month periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fountain Powerboats, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual operating results could differ from those estimated by management.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At September 30, 2004 and June 30, 2004, the Company had $3,661,233 and $3,613,789, respectively, in excess of federally insured amounts held in cash.

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

Revenue Recognition: The Company generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, legal title and all other incidents of ownership have passed from the Company to the dealer or Government, and an accounts receivable is recorded or payment received from the dealer, the Government, or the dealer’s third-party commercial lender. This method of sales recognition is in use by most boat manufacturers.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (continued)

The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the boat has been completed and shipped to a dealer or to the Government, that title and incidents of ownership have passed to the dealer or to the Government, and that there is no direct or indirect commitment to the dealer or to the Government to repurchase the boat save those manufacturer’s repurchase agreements with lending institutions which are more fully discussed in Note 6 to these financial statements.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (continued)

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the three months ended September 30, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended
	September 30, 2004	September 30, 2003
Net income (loss) as reported	$313,925	$(356,347)
Add: Stock-based nonemployee compensation expense included in reported net income	—	1,795

Deduct: Total stock-based employee compensation expense determined under fair value based method	(4,221)	(5,193)

Net Income (Loss) Proforma	$309,704	$(359,745)

Basic earnings (loss) per share: As reported	$0.07	$(0.08)

Proforma	$0.06	$(0.08)

Diluted earnings (loss) per share: As reported	$0.06	$(0.08)

Proforma	$0.06	$(0.08)

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2004 and June 30, 2004 consisted of the following:

	September 30, 2004	June 30, 2004
Trade accounts receivable	$4,260,439	$4,220,325
Allowance for doubtful accounts	(82,841)	(82,841)

Net accounts receivable	$4,177,598	$4,137,484

The Company reviews its receivables on a regular basis and adjusts its allowance for doubtful accounts based upon its best judgment. The Company believes these amounts (net of the allowance for doubtful accounts) to be fully realizable and has pledged its receivables as collateral for its promissory note with Bank of America.

NOTE 3 - INVENTORIES

Inventories at September 30, 2004 and June 30, 2004 consisted of the following:

	September 30, 2004	June 30, 2004
Parts and supplies	$2,155,032	$1,920,860
Work-in-process	2,211,819	1,999,076
Finished Goods	596,202	783,466

	4,963,053	4,703,402
Obselete inventory reserve	(50,000)	(50,000)

Total	$4,913,053	$4,653,402

The Company has pledged its inventories as collateral for its promissory note with Bank of America.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

The following is a summary of long-term debt:

	September 30, 2004	June 30, 2004
9.99% loans payable to a financial institution for the purchase of vehicles, monthly payments totaling $1,383 through May 2005, secured by the vehicles purchased.	$14,492	$18,216

4.00% loan payable to a financial institution for the purchase of a vehicle, monthly payments of $726 through September 2006, secured by the vehicle purchased.	17,212	18,522

7.93% to 8% loans payable borrowed against the cash surrender value of key-man life insurance policies 1998, 2001, and 2002, monthly payments of $25,004.	1,308,419	1,295,449

$18,000,000 credit agreement with a financial Corporation (See Below).	17,121,465	17,310,558

	18,461,588	18,642,745

Less: Current maturities included in current liabilities	(767,720)	(772,704)

	$17,693,868	$17,870,041

On July 17, 2003, the Company obtained $18,000,000 of long-term borrowings from Bank of America which matures in five years. The agreement with Bank of America has a $9,000,000 note with a rate that is variable with the Wall Street LIBOR one month floating rate as the index plus the applicable margin. The applicable margin is based on funded debt to earnings before income taxes and depreciation adjustment (EBITDA). The applicable margin is as follows:

Funded Debt to EBITDA ratio	Applicable Margin
Less than or equal to 1.74 to 1.00	1.90%
1.75 to 1.00, but less than 2.50 to 1.00	2.10%
2.50 to 1.00, but less than 3.76 to 1.00	2.25%
Greater than or equal to 3.76 to 1.00	2.50%

The applicable margin is currently 2.50%.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

The agreement with Bank of America further has a $9,000,000 note under an interest rate swap to provide a fixed rate of 6.02%. The interest rate swap is designated as a cash flow hedge and is deemed effective pursuant to SFAS 133. These Bank of America loans have a fifteen year amortization with a five year balloon payment and are secured by certain assets of the Company and real estate of the Company’s President, Chief Executive Officer and majority shareholder, Reginald M. Fountain, Jr. Obligations are guaranteed by the Company, an unlimited unconditional guarantee of Mr. Fountain and by Brunswick Corporation, pursuant to a master funding agreement with the Company. Combined monthly payments to Bank of America currently are approximately $126,000.

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

These covenants change and generally become more restrictive in future periods. The following matrix lists the required covenant levels for the periods then indicated:

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Tangible Net Worth Floor	$4.300 Million	$4.475 Million	$4.500 Million	$4.800 Million	$4.950 Million	$5.225 Million

Current Maturity Coverage Ratio	1.25 to 1.00	1.30 to 1.00	1.40 to 1.00	1.50 to 1.00	1.50 to 1.00	1.50 to 1.00

Funded Debt To EBITDA	6.25 to 1.00	6.00 to 1.00	5.25 to 1.00	5.00 to 1.00	4.35 to 1.00	3.75 to 1.00

Gross Margin Floor %	13.50%	14.50%	14.50%	14.50%	14.50%	14.50%

The Company is required to renegotiate these covenants prior to June 30, 2005.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

The Company’s performance under the loan covenants for the current quarter ended September 30, 2004 was as follows:

1.	The applicable tangible net worth floor required by the Company’s lender for the current quarter ended September 30, 2004 was a tangible net worth not less than $4.50 million. The Company’s tangible net worth for purposes of determining compliance was $6.6 million.

2.	The current maturity coverage ratio required by the Company’s lender for the current quarter ended September 30, 2004 was a ratio not less than 1.40 to 1.00. The Company’s current maturity coverage ratio for purposes of determining compliance was 2.87 to 1.00.

3.	The funded debt to EBITDA ratio required by the Company’s lender for the current quarter ended September 30, 2004 was a ratio not more than 5.25 to 1.00. The Company’s funded debt to EBITDA ratio for purposes of determining compliance was 3.82 to 1.00.

4.	The gross margin percentage floor required by the Company’s lender for the current quarter ended September 30, 2004 was a gross margin percentage of not less than 14.5%. The Company’s gross margin percentage for purposes of determining compliance was 14.8%.

As of September 30, 2004 the Company was in compliance with all required covenants.

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

Prepayment - The Company is obligated to pay in addition to required monthly principal payments an additional 50% of the excess earnings after debt service within 120 days after the close of the Company’s fiscal year end.

Should the Company prepay the balance of the note within one year of the date of the note, the Company must pay one percent (1%) of the unpaid balance on the date before the date the prepayment is made. If the Company prepays the balance of the note after one year of the date of the note, the Company must pay a half of a percent (.5%) of the unpaid balance on the date before the date the prepayment is made.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

Loan Guarantee – On July 17, 2003 the Company entered into an agreement with Brunswick Corporation, a division of which supplies marine engines used in the Company’s product, wherein Brunswick Corporation agreed to guarantee the $18,000,000 in debt financing, in return the Company President granted Brunswick the option to purchase his common shares and his options to purchase common shares of the Company. The Company’s President further agreed to indemnify Brunswick for all amounts in excess of $14,700,000. On July 17, 2003 the Company issued to Brunswick Corporation 273,146 options to acquire common shares at $.05 per share that are exercisable in the event of a default by the Company on its loan. In the event Brunswick Corporation exercises its option to purchase the Company President’s shares the Company has agreed to issue additional shares of common stock, which would result in Brunswick owning, together with the shares purchased from the Company President, 50.1% of the Company’s outstanding shares at the weighted average market closing price for the previous 30 days. The Company further entered into an exclusive supply agreement and agreed to restrictions on the Company issuing any equity securities that would dilute Brunswick’s potential equity interest in the Company upon exercise of their options with the Company and Company’s President without Brunswick’s prior approval. Brunswick Corporation’s options to purchase vest upon the earlier of the repayment or default of $18,000,000 notes payable, or July 1, 2007. Brunswick Corporation’s option expires no earlier than approximately 180 days after vesting.

NOTE 5 - COMMON STOCK

During January 2002, the Company issued 10,000 options to purchase common stock to a consultant for services to be rendered valued at $14,254. The options are exercisable at $1.67 per share, are fully vested and expire January 2009. During the three months ended September 30, 2004 and 2003, the Company recorded consulting expense of $0 and $1,795, respectively, related to these options.

During July 2003, the Company issued 273,146 options to purchase common stock to Brunswick Corporation as a condition of guarantying the Bank of America loan. The options are exercisable only under conditions of default by the Company of its loan and Brunswick having exercised its guarantee of the loan. Should Brunswick Corporation exercise its option to purchase the Company President’s stock, the Company has agreed to issue additional common shares which would result in Brunswick owning, together with the shares purchased from the Company President, 50.1% of the Company’s outstanding shares at the weighted average market closing price for the previous 30 days. The Company also agreed not to issue any equity instruments without prior approval of Brunswick Corporation.

If Brunswick Corporation exercised fully their options with the Company and Company President under the loan guarantee they would own 50.1 % of the outstanding stock of the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements – The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 2004, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $19,828,260. At September 30, 2004, the allowance for boat repurchases was $75,000.

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

Dealer Interest – The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $178,233 for the three months ended September 30, 2004 and the estimated unpaid dealer interest included in accrued dealer incentives at September 30, 2004 amounted to $171,813.

Interest Rate Risk - At September 30, 2004, the Company owed $17,121,465 on an $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at the one month LIBOR plus 2.50% or 3.95% as of September 30, 2004, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense.

Engine Supply Agreement – The Company entered into an Engine Supply agreement with Brunswick Corporation, as a condition for guaranteeing the Bank of America loan, to purchase all marine engines from Mercury Marine division of Brunswick except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

At September 30, 2004, the Company had receivables and advances from its employees amounting to $19,712.

During the three month period ended September 30, 2004, the Company paid $56,046 for services rendered to entities owned or controlled by the Company’s Chairman, President, and Chief Executive Officer.

The Company’s Chairman, President, and Chief Executive Officer has guaranteed and personally pledged certain of his assets as collateral in connection with the $18,000,000 loan with Bank of America and the Brunswick Corporation agreement to guarantee said loan. The president further agreed to sell certain of his common shares and options to purchase common shares to Brunswick Corporation in connection with their guarantee (See Note 4)

NOTE 8 - INCOME TAXES

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The components of federal income tax expense from continuing operations consist of the following:

	For the Three Months Ended
	September 30, 2004	September 30, 2003
Current income tax expense:
Federal	$—	$—
State	—	—

Net current tax (benefit)	$—	$—

Deferred tax expense (benefit) resulted from:
Excess of tax over financial accounting depreciation	$(11,328)	$(17,937)
Donations	(307)	(936)
Bad debt reserves	64,617	—
Accrued dealer incentive interest	(42,478)	(16,518)
Accrued executive compensation	(12,046)	19,845
Accrued dealer service incentives	26,812	—
Inventory adjustment-Sec.263A	(35,682)	4,209
Decrease (increase) in NOL carryforwards	148,562	(84,549)
Valuations allowance	(138,150)	95,886

Net deferred tax expense (benefit)	$—	$—

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows:

	For the Three Months Ended
	September 30, 2004	September 30, 2003
Computed tax at the expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	5.00%	5.00%
Valuations allowance	(44.01)%	(26.91)%
Compensation from stock options	0.00%	(4.68)%
Officer’s life insurance	0.00%	(6.14)%
Other	5.01%	(1.27)%

Effective income tax rates	0.00%	0.00%

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2004	June 30, 2004
Deferred tax assets:
Warranty reserve	$276,900	$276,900
Obsolete inventory reserve	19,500	19,500
Allowance for boat repurchases	29,250	29,250
Bad debt reserve	(32,308)	32,308
Accrued Dealer incentive interest	67,007	25,072
Inventory adjustments - Sec. 263A	167,694	132,013
State NOL carryforwards	411,781	442,763
Federal NOL carryforwards	1,746,200	1,956,881
Alternative minimum tax credits	119,049	41,524
Accrued executive compensation	65,456	53,410
Donations carryforwards	7,359	4,608
Health insurance reserve	49,140	49,140
Investment tax credits	86,294	86,294

Total deferred assets	3,013,322	3,149,663
Less: Valuation allowance for deferred tax assets	(1,670,241)	(1,788,441)

Net deferred tax assets	1,343,081	1,361,222

Deferred tax liabilities:
Excess of financial accounting depreciation over tax	(1,343,081)	(1,361,222)

Net deferred tax assets (liabilities)	$—	$—

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Net deferred tax assets (liabilities) are presented as follows:

	September 30, 2004	June 30, 2004
Current deferred tax assets	$279,876	$268,903
Deferred tax liabilities	(279,876)	(268,903)

Net deferred tax assets (liabilities)	$—	$—

The Company has unused federal operating loss carryforwards at September 30, 2004 and 2003 of approximately $5,135,883 and $6,854,148, respectively, which expire in various years through 2023. The Company has unused state operating loss carryforwards at September 30, 2004 and 2003 of approximately $8,235,612 and $9,953,878, respectively, which expire in various years through 2023.

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

The weighted average common shares and common equivalent shares outstanding for the three month month periods ended September 30, 2004 and 2003 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended
	September 30, 2004	September 30, 2003
Weighted average common shares outstanding used in basic earnings per share for the three and six months ending	4,808,260	4,757,608

Effect of dilutive stock options	54,160	66,481

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,862,420	4,824,089

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS (LOSS) PER SHARE (Continued)

At September 30, 2004 there were 553,333 unexercised stock options, of which 450,000 were held by an officer and member of the board of directors of the Company at a strike price of $4.67 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.

At September 30, 2003 there were 610,000 unexercised stock options, of which 480,000 were held by officers and directors of the Company at prices ranging from $3.58 to $4.67 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.

NOTE 10 – VALUATION AND QUALIFYING ACCOUNTS

The balance in the following valuation and qualifying accounts at September 30, 2004 and change from the year ended June 30, 2004 are as follows:

Valuation and Qualifying Account Description	June 30, 2004	Expense Adjustments	and Other Reductions	September 30, 2004
Allowance for doubtful accounts	$82,841	—	—	$82,841
Inventory valuation reserve	$50,000	—	—	$50,000
Deferred tax valuation allowance	$1,788,441	—	$(118,200)	$1,670,241
Warranty reserve	$710,000	$487,210	$(487,210)	$710,000
Allowance for boat repurchases	$75,000	—	—	$75,000

ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following tables should be read in conjunction with management’s discussion and set forth, for the periods and dates indicated, certain financial, operating and balance sheet data including, as applicable, the percentages of net sales:

	For the Three Months Ended				Change over the Prior Period
	September 30, 2004		September 30, 2003
Net sales	$16,803,907	100.0%	$12,885,232	100.0%	$3,918,675	30.4%

Cost of sales	14,320,056	85.2%	10,853,051	84.2%	3,467,005	31.9%

Gross profit	$2,483,851	14.8%	$2,032,181	15.8%	$451,670	22.2%

Selling expense	$1,387,924		$1,355,570		$32,354
General and administrative	$586,788		$565,859		$20,929
Interest expense	$195,912		$470,158		$(274,246)

Net income (loss)	$313,925		$(356,347)		$670,272

Boat shipments (Units shipped)	107		92		15

Net Sales – The increase in net sales of $3,918,675 during the three months ended September 30, 2004, from the comparable period during the previous year was primarily attributable to changes in the mix of the Company’s products sold and an increase in the number of the boats sold by the Company.

Gross Profit – The increase in gross profit of $451,670 for the three months ended September 30, 2004, as compared to the comparable period in the previous year is primarily attributable to the increase in the number of units sold coupled with changes in the mix of boats sold as discussed above. The decrease in gross profit as a percentage of sales is primarily attributable to increased material costs charged by the Company’s material vendors with no offsetting increase in unit selling prices. The Company is currently reviewing its unit selling prices and anticipates that it will be able to raise them.

Selling Expenses – Selling expenses for the three months ended September 30, 2004 were $32,354 more than the amounts incurred during the comparable period in the previous year and represent normal expenditures for sales and marketing activities of the Company.

General and Administrative Expenses – General and administrative expenses increased $20,929 for the three months ended September 30, 2004, over the comparable period in the previous year and represent normal expenditures for the administrative activities of the Company.

Interest Expense – The interest expense during the three months ended September 30, 2004 of $195,912 was $274,246 less than the interest expense during the comparable quarter in the previous year and represents normal debt service for the Company. The $274,246 reduction in interest expense is attributable to the write-off of the unamortized closing costs of a loan with G. E. Capital that occurred during the quarter ended September 30, 2003 which was not duplicated in the current period.

Net Income – The increase in net income of $670,272 resulting in net income of $313,925 versus a net loss of $(356,347) during the three months ended September 30, 2004 and 2003, respectively is primarily attributable to the factors enumerated above and an increasingly favorable business climate being enjoyed by the Company.

Income Tax – Current tax expense is $0 and $0 for the three months ended September 30, 2004 and 2003, respectively. Deferred tax expense is $0 and $0 for the three months ended September 30, 2004 and 2003, respectively. The Company’s lack of income tax expense is a result of net operating loss carryovers from the year ended June 30, 2002. There remains $5,135,883 for Federal and $8,235,612 for State tax purposes of net operating loss carryovers available till the years 2022 and 2023, to offset current tax expenses.

The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company’s future earnings, the future tax laws in effect, and other unknown factors; all of which are uncertain. For these reasons and because the Company has generated operating tax losses in recent years, the Company has elected to provide for a tax asset valuation allowance to fully reserve its net deferred tax asset at September 30, 2004 and June 30, 2004.

Management estimates, based on the Company’s increased backlog of orders, that sales volumes will continue to improve in the near future thus resulting in improved earnings and partial or full absorption of the net operating tax loss carryovers. However, the Company has not reduced the tax asset valuation allowance since, with the exception of order backlog, it is very difficult to predict future sales volumes in an uncertain economy. Management regularly reviews the Company’s need for the valuation allowance and expects that it will not be required in its entirety in the coming years. As operating results and the economy stabilize and future sales volumes increase, management will give increasing consideration to reducing the valuation allowance or eliminating it altogether.

Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company’s condensed consolidated financial statements for the dates indicated:

	Balances as of
	September 30, 2004	June 30, 2004	Increase (Decrease)
Cash and cash equivalents	$3,761,233	$3,713,789	$47,444

Working capital	$6,065,840	$6,323,146	$(257,306)

Current Ratio	$1.80 to 1.00	$1.92 to 1.00

Cash increased by $47,444 to $3,761,233 during the three months ended September 30, 2004 from $3,713,789 at June 30, 2003. The increase in cash can generally be attributed to normal operations of the Company.

Cash provided by operations for the three months ended September 30, 2004 was $1,148,796 and was primarily attributable to the net income of the Company as adjusted by depreciation and an increase in trade payables.

Cash used in investing activities was $929,458 and was primarily attributable to boat mold and tooling expenditures ($484,503) to support the Company’s new fish boat designs that are to be introduced in the current fiscal year and improvements to the Company’s manufacturing line ($310,372) intended to increase manufacturing efficiency.

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because of the increase in sales volumes and sales backlogs at the date of this filing. The Company has maintained a record sales backlog through the date of this report and is currently enjoying an increasingly favorable business climate for its products.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At September 30, 2004, the Company owed $17,121,465 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.50% or 3.95% as of September 30, 2004, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense, resulting in a negative impact on the Company’s liquidity and results of operations.

ITEM 4: Controls and Procedures

As of September 30, 2004 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. Management’s review and evaluation of disclosure and internal controls and procedures is an ongoing and continual process. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this report.

PART II. OTHER INFORMATION.

ITEM 1: Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending September 30, 2004.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased none of its own securities, nor issued or sold any unregistered securities during the quarter ending September 30, 2004.

Item 3: Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ending September 30, 2004.

ITEM 4: Submission of Matters to a vote of Security Holders.

There were no matters submitted to a vote of the Company’s security holders during the quarter ending September 30, 2004.

ITEM 5: Other Information.

None.

ITEM 6: Exhibits.

(1).	Exhibits:

(a).	Exhibit 31.1, Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

Exhibit 31.2, Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

Exhibit 32, Certifications Pursuant to 18 U.S.C. Section 1350

(b).	A Current Report on Form 8-K was filed on October 4, 2004 announcing the Company’s appointment of the firm of Dixon Hughes PLLC as the Company’s independent accountants and auditors for the coming fiscal year. The Form 8-K is incorporated herein by reference.

(c).	A Current Report on Form 8-K was filed on September 10, 2004 announcing the Company’s fourth quarter and year to date earnings for the fiscal year ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

By:	/s/ Irving L. Smith	Date: November 4, 2004
Irving L. Smith
Chief Financial Officer