Form 10-Q
period 2004-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2005-02-14
CIK 764858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2004
Common Stock, $.01 par value	4,814,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

		Page No.
Part I	Financial Information

	Item 1. Financial Statements
	Unaudited Condensed Consolidated Balance Sheets, December 31, 2004 and June 30, 2004	3 - 4

	Unaudited Condensed Consolidated Statements of Operations, for the three months and six months ended December 31, 2004 and 2003	5

	Unaudited Condensed Consolidated Statements of Cash Flows, for the three months and six months ended December 31, 2004 and 2003	6 - 7

	Notes to Unaudited Condensed Consolidated Financial Statements	8 - 19

	Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	20 - 21

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	22

	Item 4. Controls and Procedures	22

Part II	Other Information

	Items 1, 2, 3, 4, 5 & 6	22 - 23

	Signature	24

	Exhibits

PART I. FINANCIAL INFORMATION.

ITEM 1: Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,329,308	$3,713,789
Accounts receivable, net	5,036,969	4,137,484
Inventories	4,711,835	4,653,402
Prepaid expenses	193,450	429,657
Current tax assets	279,876	268,903

Total Current Assets	13,551,438	13,203,235

PROPERTY, PLANT AND EQUIPMENT	44,629,721	43,183,460
Less: Accumulated depreciation	(28,022,767)	(27,269,666)

	16,606,954	15,913,794

CASH SURRENDER VALUE LIFE INSURANCE	1,683,097	1,581,316

OTHER ASSETS	727,245	665,815

TOTAL ASSETS	$32,568,734	$31,364,160

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

	December 31, 2004	June 30, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$775,691	$772,704
Current maturities of capital lease	17,709	17,710
Accounts payable	4,022,735	2,821,866
Accounts payable – related party	10,750	21,000
Accrued expenses	323,414	1,172,210
Dealer incentives	1,845,794	1,203,522
Customer deposits	708,715	86,077
Allowance for boat repurchases	75,000	75,000
Warranty reserve	710,000	710,000

Total Current Liabilities	8,489,808	6,880,089

LONG-TERM DEBT, less current portion	17,193,898	17,870,041

CAPITAL LEASE, less current maturities	1,843	6,657

DEFERRED TAX LIABILITY	279,876	268,903

COMMITMENTS AND CONTINGENCIES [NOTE 6]	—	—

Total Liabilities	25,965,425	25,025,690

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 200,000,000 shares authorized, 4,814,275 shares issued and outstanding as of December 31,2004 and 4,807,608 as of June 30, 2004	48,142	48,076
Additional paid-in capital	10,527,053	10,517,451
Accumulated deficit	(3,829,357)	(4,099,540)

	6,745,838	6,465,987
Less: Treasury stock, at cost, 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive loss from interest rate swap	(31,781)	(16,769)

Total Stockholders’ Equity	6,603,309	6,338,470

Total Liabilities and Stockholders’ Equity	$32,568,734	$31,364,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
NET SALES	$17,451,992	$13,361,811	$34,255,901	$26,247,043

COST OF SALES	15,108,270	11,334,711	29,428,327	22,187,762

Gross Profit	2,343,722	2,027,100	4,827,574	4,059,281

EXPENSES:
Selling Expense	1,150,886	1,050,694	2,538,810	2,406,264
General and Administrative	942,288	519,353	1,529,076	1,085,212

Total Expenses:	2,093,174	1,570,047	4,067,886	3,491,476

OPERATING INCOME	250,548	457,053	759,688	567,805

NON-OPERATING INCOME (EXPENSE):
Other income (expense)	94	(1,962)	792	1,097
Interest expense	(294,385)	(216,032)	(490,298)	(686,190)

Total Non-operating Income (Expense)	(294,291)	(217,994)	(489,506)	(685,093)

INCOME (LOSS) BEFORE INCOME TAXES	(43,743)	239,059	270,182	(117,288)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$(43,743)	$239,059	$270,182	$(117,288)

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$0.05	$0.06	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,814,275	4,757,608	4,811,268	4,757,608

DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.05	$0.06	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,866,882	4,819,635	4,863,514	4,821,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended
	December 31, 2004	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$270,182	$(117,288)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expense	962,475	1,042,909
Amortization of deferred loan cost	39,969	246,980
Non – cash expense	—	9,085
Change in assets and liabilities:
(Increase) in accounts receivable	(899,485)	(223,752)
(Increase) in inventories	(58,433)	(431,179)
(Increase) decrease in prepaid expenses	236,207	(193,816)
Increase (decrease) in accounts payable	1,190,619	(5,688,483)
Decrease in accrued expenses	(852,003)	(447,814)
Increase in dealer incentives	642,272	427,658
Increase (decrease) in customer deposits	622,638	(60,721)

Net Cash Provided (Used) by Operating Activities	2,154,441	(5,436,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(726,884)	(110,857)
Investment in molds and related plugs	(958,445)	(481,269)
(Increase) in other assets	(169,008)	(222,468)

Net Cash Used by Investing Activities	(1,854,337)	(814,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	18,067,841
Payments of long-term debt	(694,253)	(8,898,421)
Payment of deferred loan cost	—	(148,129)
Proceeds from stock options exercised	9,668	—

Net Cash Provided (Used) by Financing Activities	(684,585)	9,021,291

Net increase (decrease) in cash and cash equivalents	(384,481)	2,770,276

Cash and cash equivalents at beginning of period	3,713,789	1,224,935

Cash and cash equivalents at end of period	$3,329,308	$3,995,211

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNUAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Continued)

	For the Six Months Ended
	December 31, 2004	December 31, 2003
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$453,395	$498,339

Income Taxes	$—	$—

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2004. The results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At December 31, 2004 and June 30, 2004, the Company had $3,229,308 and $3,613,789, respectively, in excess of federally insured amounts held in cash.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (continued)

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the six months ended December 31, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Net Income (Loss) as Reported	$(43,743)	$239,059	$270,182	$(117,288)
Add: Stock-based non-employee
Compensation expense included in Reported net income				1,795
Deduct: Total stock-based employee
Compensation expense determined Under fair value based method	(4,221)	(5,193)	(8,442)	(10,386)

Net Income (Loss) Pro forma	$(47,964)	233,866	$261,740	$(125,879)

Basic earnings (loss) per share:
As reported	$(.01)	$0.05	$.06	$(0.02)

Pro forma	$(.01)	$0.05	$.05	$(0.02)

Diluted earnings (loss) per share:
As reported	$(.01)	$0.05	$.06	$(0.02)

Pro forma	$(.01)	$0.05	$.05	$(0.02)

NOTE 2 - ACCOUNTS RECEIVABLE

As of December 31, 2004, accounts receivable were $5,036,969 net of the allowance for bad debts of $82,841. Accounts Receivable, as of June 30, 2004, were $4,137,484 net of the allowance for bad debts which amounted to $82,841. The Company reviews its receivables on a regular basis and adjusts its allowance for doubtful accounts based upon its best judgment. The Company believes these amounts (net of the allowance for doubtful accounts) to be fully realizable and has pledged its receivables as collateral for its promissory note with Bank of America.

NOTE 3 - INVENTORIES

Inventories at December 31, 2004 and June 30, 2004 consisted of the following:

	December 31, 2004	June 30, 2004
Parts and supplies	$2,064,945	$1,920,860
Work-in-process	2,419,908	1,999,076
Finished Goods	276,982	783,466

	4,761,835	4,703,402
Obsolete inventory reserve	(50,000)	(50,000)

Total Inventory	$4,711,835	$4,653,402

The Company has pledged its inventories as collateral for its promissory note with Bank of America.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

The following is a summary of long-term debt:

		December 31, 2004	June 30, 2004
9.99%	Loans payable to a financial institution for the purchase of vehicles, monthly payments totaling $1,383 through May 2005 secured By the vehicles purchased	$10,673	$18,216

4.00%	Loan payable to a financial institution for the purchase of a vehicle, monthly payments of $726 through September 2006, secured by the vehicle purchased	$14,597	$18,522

7.93%	to 8% loans payable borrowed against the cash surrender value of key-man life insurance policies 1998, 2001, and 2002, monthly payments of $25,004	$1,355,577	$1,295,449

	$18,000,000 credit agreement with a financial corporation (See below)	$16,588,742	$17,310,558

		17,969,589	18,642,745

Less:	Current portions included in current liabilities	(775,691)	(772,704)

		$17,193,898	$17,870,041

On July 17, 2003, the Company obtained $18,000,000 of long-term borrowings, in the form of two $9,000,000 notes, from Bank of America which mature in five years. The agreement with Bank of America has a $9,000,000 note with a rate that is variable with the Wall Street LIBOR one month floating rate as the index plus the applicable margin. The applicable margin is based on funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The applicable margin is as follows:

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

The Company’s performance under the loan covenants for the current quarter ended December 31, 2004 was as follows:

1.	The applicable tangible net worth floor required by the Company’s lender for the current quarter ended December 31, 2004 was a tangible net worth not less than $4.80 million. The Company’s tangible net worth for purposes of determining compliance was $6.6 million.

2.	The current maturity coverage ratio required by the Company’s lender for the current quarter ended December 31, 2004 was a ratio not less than 1.50 to 1.00. The Company’s current maturity coverage ratio for purposes of determining compliance was 2.64 to 1.00.

3.	The funded debt to EBITDA ratio required by the Company’s lender for the current quarter ended December 31, 2004 was a ratio not more than 5.00 to 1.00. The Company’s funded debt to EBITDA ratio for purposes of determining compliance was 3.91 to 1.00.

4.	The gross margin percentage floor required by the Company’s lender for the current quarter ended December 31, 2004 was a gross margin percentage of not less than 14.5%. The Company’s gross margin percentage for purposes of determining compliance was 13.4%.

As of December 31, 2004 the Company was in compliance with all required covenants except the gross margin percentage floor. The covenant calls for a gross margin percentage to be not less than 14.5%, the company’s gross margin percentage floor as determined for compliance was 13.4%. The company has obtained a letter from Bank of America waiving compliance with the requirements of Section 4.A., of the Loan Agreement for the reporting period ending December 31, 2004.

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

NOTE 5 - COMMON STOCK

During January 2002, the Company issued 10,000 options to purchase common stock to a consultant for services to be rendered valued at $14,254. The options are exercisable at $1.67 per share, are fully vested and expire January 2009. During the six months ended December 31, 2004 and 2003, the Company recorded consulting expense of $0 and $1,795, respectively, related to these options.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements – The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 2004, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $17,922,653. At December 31, 2004, the allowance for boat repurchases was $75,000.

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

Dealer Interest – The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $159,260 and $337,493, respectively for the three and six months ended December 31, 2004 and the estimated unpaid dealer interest included in accrued dealer incentives at December 31, 2004 amounted to $139,300.

Interest Rate Risk - At December 31, 2004, the Company owed $16,588,742 on an $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at the one month LIBOR plus 2.50% or 3.95% as of December 31, 2004, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense.

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

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

At December 31, 2004, the Company had receivables and advances from its employees amounting to $26,051.

During the three and six month period ended December 31, 2004, the Company paid $29,459 and $85,505 respectively, for services rendered to entities owned or controlled by the Company’s Chairman, President, and Chief Executive Officer.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The components of federal income tax expense from continuing operations consist of the following:

	For the Six Months Ended
	December 31, 2004	December 31, 2003
Current income tax expense:
Federal	$—	$—
State	—	—

Net current tax (benefit)	$—	$—

Deferred tax expense (benefit) resulted from:
Excess of tax over financial accounting depreciation	(89,554)	(31,946)
Donations	(1,282)	(1,043)
Accrued Vacation - Current	19,812	—
Accrued dealer incentive interest	(29,255)	(32,673)
Accrued Profit Sharing - Executive	20,800	51,620
Accrued Dealer service incentive	(61,010)	5,460
Health Insurance Reserve	—	(4,680)
Inventory adjustment-Sec.263A	16,483	(13,734)
Decrease (increase) in NOL carryforwards	258,783	6,014
Valuations allowance	(134,777)	20,982

Net deferred tax expense (benefit)	$—	$—

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows:

	For the Six Months Ended
	December 31, 2004	December 31, 2003
Computed tax at the expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	5.00%	5.00%
Valuations allowance	(29.61)%	(19.06)%
Compensation from stock options	0.00%	0.00%
Officer’s life insurance	0.00%	0.00%
Other	(9.39)%	(19.94)%

Effective income tax rates	0.00%	0.00%

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	For the Six Months Ended
	December 31, 2004	December 31, 2003
Deferred tax assets:
Warranty reserve	276,900	351,000
Obsolete inventory reserve	19,500	19,500
Allowance for boat repurchases	29,250	78,000
Bad Debt Reserve	32,308	10,858
Accrued Dealer incentive interest	54,327	58,051
Inventory adjustments – Sec.263A	115,529	123,954
State NOL Carryforwards	409,586	486,083
Federal NOL Carryforwards	1,731,277	2,251,459
Alternative minimum tax credits	41,524	119,049
Donations carryforwards	5,890	5,651
Health insurance reserve	49,140	45,240
Investment tax credits	86,294	86,294
Accrued Vacation current	(19,812)	73,685
Accrued Profit Sharing - Executive	32,609	3,764
Accrued Dealer Service Incentive	61,010	32,663

Total deferred assets	$2,925,332	$3,745,251
Less: Valuation allowance for deferred tax assets	(1,653,663)	(2,363,896)

Net deferred tax assets	$1,271,669	$1,381,355

Deferred tax liabilities:

Excess of financial accounting depreciation over tax	(1,271,669)	(1,381,355)

Net deferred tax asset (liabilities)	$—	$—

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Net deferred tax assets (liabilities) are presented as follows:

	December 31, 2004	June 30, 2004
Current deferred tax assets	$279,876	$268,903
Deferred tax liabilities	(279,876)	(268,903)

Net deferred tax assets (liabilities)	$—	$—

The Company has unused federal operating loss carryforwards at December 31, 2004 and 2003 of approximately $5,755,533 and $6,854,148, respectively, which expire in various years through 2023. The Company has unused state operating loss carryforwards at December 31, 2004 and 2003 of approximately $8,855,263 and $9,953,878, respectively, which expire in various years through 2023.

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

The weighted average common shares and common equivalent shares outstanding for the six month periods ended December 31, 2004 and 2003 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Weighted average common shares outstanding used in basic earnings per share for the three and six months ending	4,814,275	4,757,608	4,811,268	4,757,608

Effect of dilutive stock options	52,607	62,027	52,246	64,254

Weighted average common shares and potential
Dilutive common equivalent shares outstanding used in dilutive earnings per share	4,866,882	4,819,635	4,863,514	4,821,862

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS (LOSS) PER SHARE (Continued)

At December 31, 2004 there were 550,000 unexercised stock options, of which 450,000 were held by an officer and member of the board of directors of the Company at a strike price of $4.67 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.

At December 31, 2003 there were 610,000 unexercised stock options, of which 480,000 were held by officers and directors of the Company at prices ranging from $3.58 to $4.67 per share that were not included in the computation of earnings per share because the effect is anti-dilutive.

NOTE 10 – VALUATION AND QUALIFYING ACCOUNTS

The balance in the following valuation and qualifying accounts at December 31, 2004 and change from the year ended June 30, 2004 are as follows:

Valuation and Qualifying Account Description	June 30, 2004	Expense Adjustment	And Other Reductions	December 31, 2004
Allowance for doubtful accounts	$82,841			$82,841
Inventory valuation reserve	$50,000			$50,000
Deferred tax valuation allowance	$1,788,441		(134,778)	$1,653,663
Warranty reserve	$710,000	877,690	(877,690)	$710,000
Allowance for boat repurchases	$75,000			$75,000

ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

Net Sales – Net sales for the three months ended December 31, 2004 were $17,451,992, an increase of $4,090,181 or 30.6%, as compared to net sales of $13,361,811 for the three months ended December 31, 2003. Net sales for the six months ended December 31, 2004 were $34,255,901, an increase of $8,008,858 or 30.5%, as compared to net sales of $26,247,043 for the six months ended December 31, 2003. The increase in net sales is primarily attributable to increased unit sales of fish boats and express cruisers.

Gross Profit – Gross profit for the three months ended December 31, 2004 was $2,343,722 as compared to $2,027,100 for the three months ended December 31, 2003. Gross profit for the six months ended December 31, 2004 was $4,827,574 as compared to $4,059,281 for the six months ended December 31, 2003. The increase in gross profits is attributable to the increase in the number of units sold.

Selling Expenses – Selling expenses for the three months ended December 31, 2004 were $1,150,886 as compared to $1,050,694 for the three months ended December 31, 2003. Selling expenses for the six months ended December 31, 2004 were $2,538,810 as compared to $2,406,264 for the six months ended December 31, 2003. The increase in selling expenses is related to the increase in sales and represents normal expenditures for sales and marketing activities of the Company.

General and Administrative Expenses – General and administrative expenses for the three months ended December 31, 2004 were $942,288 as compared to $519,353 for the three months ended December 31, 2003. General and administrative expenses for the six months ended December 31, 2004 were $1,529,076 as compared to $1,085,212 for the six months ended December 31, 2003. The increase in general and administrative expenses is attributable to augmentation of the executive and finance staffs, increased expenditures for investor relations and primarily other non-recurring expenses.

Operating Income – Operating income for the three months ended December 31, 2004 was $250,548 as compared to $457,053 for the three months ended December 31, 2003. Operating income for the six months ended December 31, 2004 was $759,688 as compared to $567,805 for the six months ended December 31, 2003.

Interest Expense – Interest expense for the three months ended December 31, 2004 was $294,385 as compared to $216,032 for the three months ended December 31, 2003. Interest expense for the six months ended December 31, 2004 was $490,298 as compared to $686,190 for the six months ended December 31, 2003. The $195,892 reduction in interest expense, for the six months ended December 31, 2004, is attributable to the write-off of the unamortized closing costs of a loan with G. E. Capital that occurred during the quarter ended September 30, 2003 which was not duplicated in the current period.

Net Income (Loss) – Net (Loss) for the three months ended December 31, 2004 was ($43,743) as compared to $239,059 for the three months ended December 31, 2003. Net income for the six months ended December 31, 2004 was $270,182 as compared to a net loss of ($117,288) for the six months ended December 31, 2003.

Income Tax - Current tax expense is $0 for the three months ended December 31, 2004 and 2003, and is $0 for the six months ended December 31, 2004 and 2003, respectively. Deferred tax expense is $0 for the three months ended December 31, 2004 and 2003, and is $0 for the six months ended December 31, 2004 and 2003, respectively. The Company’s lack of income tax expense is a result of net operating loss carryovers from the year ended June 30, 2002. There remains $5,091,991 for federal and $8,191,721 for state tax purposes of net operating loss carryovers available until the years 2022 and 2023, to offset current tax expenses.

The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company’s future earnings, the future tax laws in effect, and other unknown factors, all of which are uncertain. For these reasons and because the Company has generated operating tax losses in recent years, the Company has elected to provide for a tax asset valuation allowance to fully reserve its net deferred tax asset at December 31, 2004 and June 30, 2004.

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

Liquidity and Capital Resources.

Cash decreased by $384,481 to $3,329,308 at December 31, 2004 from $3,713,789 at June 30, 2004. The decrease is primarily attributable to investments in molds and related tooling and improvements to the Company’s manufacturing line.

Cash provided by operations for the six months ended December 31, 2004 was $2,154,441 and was primarily attributable to the net income of the Company as adjusted by depreciation and an increase in customer deposits.

Cash used in investing activities for the six months ended December 31, 2004 was $1,854,337 and was primarily attributable to boat mold and tooling expenditures ($958,445) to support the Company’s new fish boat designs that are to be introduced in the current fiscal year and improvements to the Company’s manufacturing line and facilities ($726,884) intended to increase manufacturing capacity and efficiency.

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

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required.

The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income (loss) for the three months ended December 31, 2004 and 2003 would have been ($47,964) and $233,866, respectively. Our net income (loss) for the six months ended December 31, 2004 and 2003 would have been $261,740 and ($125,879), respectively. The adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At December 31, 2004, the Company owed $16,588,742 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.50% or 3.95% as of December 31, 2004, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense, resulting in a negative impact on the Company’s liquidity and results of operations.

ITEM 4: Controls and Procedures.

As of December 31, 2004 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. Management’s review and evaluation of disclosure and internal controls and procedures is an ongoing and continual process. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this report.

PART II. OTHER INFORMATION.

ITEM 1: Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending December 31, 2004.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased none of its own securities, nor issued or sold any unregistered securities during the quarter ending December 31, 2004.

Item 3: Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ending September 30, 2004.

ITEM 4: Submission of Matters to a vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on November 9, 2004. Each person who was then serving as a member of the Board of Directors was re-elected for another one year term. The votes for each nominee were cast as follows:

	Shares Voting For	Against	Withheld
Reginald M. Fountain, Jr.	4,054,320	—	109,576
A. Myles Cartrette	4,045,945	—	117,951
George L. Deichmann, III	4,055,095	—	108,801
Guy L. Hecker, Jr.	4,026,345	—	137,551
David C. Miller	4,005,970	—	157,926
Mark L. Spencer	4,043,145	—	120,751
Robert L. Stallings, III	4,027,545	—	136,351
David L. Woods	4,054,945	—	108,951

The shareholders ratified the Board of Directors Proposed amendments to the Company’s 1995 Stock Option Plan. A Form 8-K was filed with the Securities and Exchange Commission November 16, 2004. The amendments to the plan were ratified by a vote of 2,624,722 shares for and 172,242 shares against or withheld, with 31,868 abstentions or broker nonvotes.

The shareholders ratified the Board of Directors appointment of Dixon Hughes, PLLC as independent certified public accountants for the Company. The appointment was ratified by a vote of 4,120,010 shares for and 16,945 shares against or withheld, with 26,941 abstentions or broker nonvotes.

ITEM 5: Other Information.

Not Applicable

ITEM 6: Exhibits.

(1). Exhibits:

(a	).	Exhibit 31.1, Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

Exhibit 31.2, Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

Exhibit 32, Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Registrant)

By:	/s/ Irving L. Smith	Date: February 14, 2005
Irving L. Smith
Chief Financial Officer