Form 10-Q
period 2005-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2005-05-09
CIK 764858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock, $.01 par value	4,814,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

		Page No.
Part I	Financial Information

	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets, March 31, 2005 and June 30, 2004	3 - 4

	Unaudited Condensed Consolidated Statements of Operations, for the three months and nine months ended March 31, 2005 and 2004	5

	Unaudited Condensed Consolidated Statements of Cash Flows, for the nine months ended March 31, 2005 and 2004	6 - 7

	Notes to Unaudited Condensed Consolidated Financial Statements	8 - 19

	Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	20 - 22

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	22

	Item 4. Controls and Procedures	22

Part II	Other Information

	Items 1, 2, 3, 4, 5 & 6	23

	Signature	24

	Exhibits

PART I. FINANCIAL INFORMATION.

ITEM 1: Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	June 30, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,407,326	$3,713,789
Accounts receivable, net	4,164,870	4,137,484
Inventories	6,329,511	4,653,402
Prepaid expenses	575,910	429,657
Current tax assets	279,876	268,903

Total Current Assets	13,757,493	13,203,236

PROPERTY, PLANT AND EQUIPMENT	45,607,976	43,183,460
Less: Accumulated depreciation	(28,450,117)	(27,269,666)

	17,157,859	15,913,794

CASH SURRENDER VALUE LIFE INSURANCE, NET	2,013,094	1,581,316

OTHER ASSETS	584,232	665,815

TOTAL ASSETS	$33,512,678	$31,364,160

[Continued]

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

	March 31, 2005	June 30, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$792,388	$772,704
Current maturities of capital lease	28,336	17,710
Accounts payable	3,955,699	2,821,866
Accounts payable – Related Party	27,826	21,000
Accrued expenses	1,173,366	1,172,210
Dealer incentives	3,099,984	1,203,522
Customer deposits	884,180	86,077
Allowance for boat repurchases	75,000	75,000
Warranty reserve	710,000	710,000

Total Current Liabilities	10,746,779	6,880,089

LONG-TERM DEBT, less current portion	15,748,027	17,870,041

CAPITAL LEASE, less current maturities	17,265	6,657

DEFERRED TAX LIABILITY	279,876	268,903

COMMITMENTS AND CONTINGENCIES [NOTE 6]	—	—

Total Liabilities	26,791,947	25,025,690

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,814,275 shares issued and outstanding as of March 31, 2005 and 4,807,608 as of June 30, 2004	48,142	48,076
Additional paid-in capital	10,527,055	10,517,451
Accumulated deficit	(3,598,798)	(4,099,540)

	6,976,399	6,465,987

Less: Treasury stock, at cost, 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive loss from interest rate swap	(144,920)	(16,769)

Total Stockholders’ Equity	6,720,731	6,338,470

Total Liabilities and Stockholders’ Equity	33,512,678	$31,364,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
NET SALES	$16,564,276	$15,790,650	$50,820,178	$42,037,693

COST OF SALES	13,804,547	12,671,582	43,232,875	34,859,344

Gross Profit	2,759,729	3,119,068	7,587,303	7,178,349

EXPENSES:
Selling Expense	1,418,760	1,593,717	3,957,570	3,999,981
General and Administrative	824,396	487,891	2,353,473	1,573,103

Total Expenses:	2,243,156	2,081,608	6,311,043	5,573,084

OPERATING INCOME	516,573	1,037,460	1,276,260	1,605,265

NON-OPERATING INCOME (EXPENSE):
Other income	3,966	5,524	4,758	6,621
Interest expense	(290,948)	(288,619)	(781,245)	(974,809)

Total Non-operating Expense	(286,982)	(283,095)	(776,487)	(968,188)

INCOME BEFORE INCOME TAXES	229,591	754,365	499,773	637,077

INCOME TAX (BENEFIT)	(969)	—	(969)	—

NET INCOME	$230,560	$754,365	$500,742	$637,077

BASIC EARNINGS PER SHARE	$0.05	$0.16	$0.10	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING	4,814,275	4,757,608	4,812,255	4,757,608

DILUTED EARNINGS PER SHARE	$0.05	$0.16	$0.10	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,927,051	4,833,092	4,878,400	4,825,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDNSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$500,742	$637,077

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation Expense	1,397,680	1,545,395
(Gain)/Loss on sale of fixed asset	(4,000)	11,696
Amortization of deferred loan cost	59,949	266,963
Provision for inventory obsolescence	14,907	9,085
Decrease in allowance for boat repurchases	—	(125,000)
Change in assets and liabilities:
Increase in accounts receivable	(27,386)	(1,570,486)
Increase in inventories	(1,691,016)	(1,177,448)
Increase in prepaid expenses	(146,253)	(4,742)
(Increase) decrease in other assets	21,634	(210,555)
Increase (decrease) in accounts payable	1,140,659	(5,627,029)
Increase (decrease) in accrued expenses	1,156	(271,691)
Increase in dealer incentives	1,896,462	850,792
Increase in customer deposits	798,103	231,549

Net cash flow provided (used) by operating activities	3,962,637	(5,434,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,209,167)	(153,463)
Investment in molds and related plugs	(1,432,576)	(774,384)
Proceeds from sale of fixed assets	4,000	25,000
Net Increase in Life Insurance – Cash Value	(431,778)	—

Cash used by investing activities	(3,069,521)	(902,847)

CASHFLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	18,067,841
Payments of long-term debt	(2,209,248)	(9,222,781)
Payment of deferred loan cost	—	(148,129)
Proceeds from stock options exercised	9,669	—

Cash provided (used) by financing activities	(2,199,579)	8,696,931

Net increase (decrease) in cash and cash equivalents	(1,306,463)	2,359,690

Cash and cash equivalents at beginning of period	3,713,789	1,224,935

Cash and cash equivalents at end of period	$2,407,326	$3,584,625

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNUADITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Nine Months Ended
	March 31, 2005	March 31, 2004
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$816,846	$977,171

Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2004. The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At March 31, 2005 and June 30, 2004, the Company had $2,307,326 and $3,613,789, respectively, in excess of federally insured amounts held in cash.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (continued)

The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a sale are that the boat has been completed and shipped to a dealer or to the Government, that title and incidents of ownership have passed to the dealer or to the Government, and that there is no direct or indirect commitment to the dealer or to the Government to repurchase the boat except those manufacturer’s repurchase agreements with lending institutions which are more fully discussed in Note 6 to these financial statements.

The sales incentive interest payment program for each boat sale is accrued for the entire 6 month interest period in the same fiscal accounting period that the related sale is recorded (see Note 6 to these financial statements). The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer’s inventory and on floor plan.

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

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the nine months ended March 31, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (continued)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2005	March 31, 2004	March 31 2005	March 31, 2004
Net Income (Loss) as Reported	$230,560	754,365	500,742	637,077
Add: Stock-based non-employee compensation expense included in reported net income	—	—	—	1,795
Deduct: Total stock-based employee compensation expense determined under fair value based method	(4221)	(5,193)	(12,663)	(15,579)

Net Income Pro forma	$226,329	749,172	488,079	623,293

Basic earnings per share:
As reported	$0.05	0.16	0.10	0.13

Pro forma	$0.05	0.16	0.10	0.13

Diluted earnings (loss) per share:
As reported	$0.05	0.16	0.10	0.13

Pro forma	$0.05	0.16	0.10	0.13

NOTE 2 - ACCOUNTS RECEIVABLE

As of March 31, 2005, accounts receivable were $4,164,870 net of the allowance for bad debts of $82,841. Accounts Receivable, as of June 30, 2004, were $4,137,484 net of the allowance for bad debts which amounted to $82,841. The Company reviews its receivables on a regular basis and adjusts its allowance for doubtful accounts based upon its best judgment. The Company believes these amounts (net of the allowance for doubtful accounts) to be fully realizable and has pledged its receivables as collateral for its promissory note with Bank of America.

NOTE 3 - INVENTORIES

Inventories at March 31, 2005 and June 30, 2004 consisted of the following:

	March 31, 2005	June 30, 2004
Parts and supplies	$2,684,281	$1,920,860
Work-in-process	3,659,516	1,999,076
Finished Goods	50,621	783,466

	6,394,418	4,703,402
Obsolete inventory reserve	(64,907)	(50,000)

Total Inventory	$6,329,511	$4,653,402

The Company has pledged its inventories as collateral for its promissory note with Bank of America.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

The following is a summary of long-term debt:

		March 31, 2005	June 30, 2004
9.99%	Loans payable to a financial institution for the purchase of vehicles, monthly payments totaling $1,383 through August 2005 secured By the vehicles purchased	$6,775	$18,216

4.00%	Loan payable to a financial institution for the purchase of a vehicle, monthly payments of $726 through September 2006, secured by the vehicle purchased	$12,626	$18,522

7.93%	to 8% loans payable borrowed against the cash surrender value of key-man life insurance policies 1998, 2001, and 2002, monthly payments of $25,004	$—	$1,295,449

	$18,000,000 credit agreement with a financial corporation (See below)	$16,521,015	$17,310,558

		16,540,416	18,642,745

Less:	Current portions included incurrent liabilities	(792,388)	(772,704)

		$15,748,027	$17,870,041

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

The agreement with Bank of America further has a $9,000,000 note under an interest rate swap to provide a fixed rate of 6.02%. The interest rate swap is designated as a cash flow hedge and is deemed effective pursuant to SFAS 133. These Bank of America loans have a fifteen year amortization with a five year balloon payment and are secured by certain assets of the Company and real estate of the Company’s President, Chief Executive Officer and majority shareholder, Reginald M. Fountain, Jr. Obligations are guaranteed by the Company, an unlimited unconditional guarantee of Mr. Fountain and by Brunswick Corporation, pursuant to a master funding agreement with the Company. Combined monthly payments to Bank of America currently are approximately $137,000.

The Company has agreed to observe certain covenants under the terms of its note agreements as amended, the most restrictive of which relates to prepayment of excess earnings, the sale of assets securing the notes and key financial ratios. Chief among the covenants are:

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

These covenants change and generally become more restrictive in future periods. The following matrix lists the required covenant levels for the periods then indicated:

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Tangible Net Worth Floor	$4.300 Million	$4.475 Million	$4.500 Million	$4.800 Million	$4.950 Million	$5.225 Million

Current Maturity Coverage Ratio	1.25 to 1.00	1.30 to 1.00	1.40 to 1.00	1.50 to 1.00	1.50 to 1.00	1.50 to 1.00

Funded Debt To EBITDA	6.25 to 1.00	6.00 to 1.00	5.25 to 1.00	5.00 to 1.00	4.35 to 1.00	4.30 to 1.00

Gross Margin Floor %	13.50%	14.50%	14.50%	14.50%	14.50%	14.50%

The Company is required to renegotiate these covenants prior to June 30, 2005.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

The Company’s performance under the loan covenants for the current quarter ended March 31, 2005 was as follows:

1.	The applicable tangible net worth floor required by the Company’s lender for the current quarter ended March 31, 2005 was a tangible net worth not less than $4.95 million. The Company’s tangible net worth for purposes of determining compliance was $6.7 million.

2.	The current maturity coverage ratio required by the Company’s lender for the current quarter ended March 31, 2005 was a ratio not less than 1.50 to 1.00. The Company’s current maturity coverage ratio for purposes of determining compliance was 2.27 to 1.00.

3.	The funded debt to EBITDA ratio required by the Company’s lender for the current quarter ended March 31, 2005 was a ratio not more than 4.35 to 1.00. The Company’s funded debt to EBITDA ratio for purposes of determining compliance was 4.11 to 1.00.

4.	The gross margin percentage floor required by the Company’s lender for the current quarter ended March 31, 2005 was a gross margin percentage of not less than 14.5%. The Company’s gross margin percentage for purposes of determining compliance was 16.7%.

As of March 31, 2005 the Company was in compliance with all required covenants.

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

Prepayment - The Company is obligated to pay, in addition to required monthly principal payments, an additional 50% of the excess earnings after debt service within 120 days after the close of the Company’s fiscal year end.

If the Company prepays the balance of the note after one year from the date of the note, the Company must pay a half of a percent (.5%) of the unpaid balance on the date before the date the prepayment is made.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

Loan Guarantee – On July 17, 2003 the Company entered into an agreement with Brunswick Corporation, a division of which supplies marine engines used in the Company’s product, wherein Brunswick Corporation agreed to guarantee the $18,000,000 in debt financing. In return the Company President granted Brunswick the option to purchase his common shares and his options to purchase common shares of the Company. The Company’s President further agreed to indemnify Brunswick for all amounts in excess of $14,700,000. On July 17, 2003 the Company issued to Brunswick Corporation 273,146 options to acquire common shares at $.05 per share that are exercisable in the event of a default by the Company on its loan. In the event Brunswick Corporation exercises its option to purchase the Company President’s shares the Company has agreed to issue additional shares of common stock, which would result in Brunswick owning, together with the shares purchased from the Company President, 50.1% of the Company’s outstanding shares at the weighted average market closing price for the previous 30 days. The Company further entered into an exclusive supply agreement and agreed to restrictions on the Company issuing any equity securities that would dilute Brunswick’s potential equity interest in the Company upon exercise of their options with the Company and Company’s President without Brunswick’s prior approval. Brunswick Corporation’s option to purchase vests upon the earlier of the repayment of $18,000,000 notes payable, or July 1, 2007. Brunswick Corporation’s option expires no earlier than approximately 180 days after vesting.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements – The Company makes available, through third-party finance companies, floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 2005, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $26,907,087. At March 31, 2005 the allowance for boat repurchases was $75,000.

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

Dealer Interest – The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $502,402 and $839,895, respectively for the three and nine months ended March 31, 2005 and the estimated unpaid dealer interest included in accrued dealer incentives at March 31, 2005 amounted to $127,354.

Interest Rate Risk - At March 31, 2005 the Company owed $16,521,015 on an $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at the one month LIBOR plus 2.50% or 5.35% as of March 31, 2005 and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $41,000 increase in interest expense.

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

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

At March 31, 2005 the Company had receivables and advances from its employees amounting to $27,826.

During the three and nine month period ended March 31, 2005, the Company paid $54,464 and $151,934 respectively, for services rendered to entities owned or controlled by the Company’s Chairman, President, and Chief Executive Officer.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The components of federal income tax expense from continuing operations consist of the following:

	For the Nine Months Ended
	March 31, 2005	March 31, 2004
Current income tax expense	$—	$—
Federal	—	—
State	(969)	—

Net current tax (benefit)	(969)	—

Deferred tax expense (benefit) resulted from:
Excess of tax over financial accounting depreciation	(16,127)	(58,893)
Donations	(1,477)	—
Reserve for Obsolete Inventory	(5,814)	—
Accrued vacation – current	(4,198)	—
Accrued dealer incentive interest	(28,326)	(46,795)
Accrued profit sharing – executive	20,800	51,620
Accrued dealer service incentive	(247,502)	11,310
Alternative Minimum Tax Credits	77,525	—
Reserve for boat repurchases	—	48,750
Bad debt reserves	—	(21,450)
Health insurance reserve	—	(4,680)
Inventory adjustment – Section 263A	(20,879)	(37,505)
Decrease (increase) in NOL carryforwards	533,150	338,111
Valuation allowance	(307,152)	(280,468)

Net deferred tax expense (benefit)	$—	$—

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows:

	For the Nine Months Ended
	March 31, 2005	March 31, 2004
Computed tax at the expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	5.00%	5.00%
Valuation allowance	(43.15)%	(44.02)%
Compensation from stock options	0.00%	0.11%
Officer’s life insurance	0.00%	0.66%
Other	4.15%	4.25%

Effective income tax rates	0.00%	0.00%

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2005	June 30, 2004
Deferred tax assets:
Warranty reserve	$276,900	$351,000
Obsolete inventory reserve	25,314	19,500
Allowance for boat repurchases	29,250	29,250
Bad debt reserve	32,308	32,308
Accrued dealer incentive interest	52,855	72,173
Inventory adjustments – Section 263A	152,892	147,725
State NOL carryforwards	362,475	443,508
Federal NOL carryforwards	1,410,920	1,961,938
Alternative minimum tax credits	41,524	119,049
Donations carryforwards	8,529	4,608
Health insurance reserve	49,140	45,240
Investment tax credits	86,294	86,294
Accrued vacation current	4,198	73,685
Accrued profit sharing – executive	32,609	3,764
Accrued dealer service incentive	274,314	26,812

Total deferred assets	2,839,521	3,416,854
Less: Valuation allowance for deferred tax assets	(1,501,239)	(2,062,446)

Net deferred tax assets	1,338,282	1,354,408

Deferred tax liabilities
Excess of financial accounting depreciation over tax	(1,338,282)	(1,354,408)

Net deferred tax assets (liabilities)	$—	$—

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Net deferred tax assets (liabilities) are presented as follows:

	For the Nine Months ended
	March 31, 2004	March 31, 2004
Current deferred tax assets	$279,876	$319,517
Deferred tax liabilities	(279,876)	(319,517)

Net deferred tax assets (liabilities)	$—	$—

The Company has unused federal operating loss carry forwards at March 31, 2005 and 2004 of approximately $4,149,764 and $5,770,406, respectively, which expire in various years through 2023. The Company has unused state operating loss carry forwards at March 31, 2005 and 2004 of approximately $7,249,493 and $8,8870,136, respectively, which expire in various years through 2023.

NOTE 9 - EARNINGS PER SHARE

The computations of earnings per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised.

The weighted average common shares and common equivalent shares outstanding for the nine month periods ended March 31, 2005 and 2004 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Weighted average common shares outstanding used in basic earnings per share for the three and nine months ending	4,814,275	4,757,608	4,812,255	4,757,608

Effect of dilutive stock options	112,776	75,484	66,144	67,997

Weighted average common shares and potential Dilutive common equivalent shares outstanding used in dilutive earnings per share	4,927,051	4,833,092	4,878,400	4,825,605

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VALUATION AND QUALIFYING ACCOUNTS

The balance in the following valuation and qualifying accounts at March 31, 2005 and change from the year ended June 30, 2004 are as follows:

Valuation and Qualifying Account Description	June 30, 2004	Expense Adjustment	And Other Reductions	March 31, 2005
Allowance for doubtful accounts	$82,841			$82,841
Inventory valuation reserve	50,000	14,907		64,907
Deferred tax valuation allowance	2,062,446		(561,207)	1,501,239
Warranty reserve	710,000			710,000
Allowance for boat repurchases	75,000			75,000

ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

Net Sales – Net sales for the three months ended March 31, 2005 were $16,564,276, an increase of $773,626 or 4.9%, as compared to net sales of $15,790,650 for the three months ended March 31, 2004. Net sales for the nine months ended March 31, 2005 were $50,820,178, an increase of $8,782,485 or 20.9%, as compared to net sales of $42,037,693 for the nine months ended March 31, 2004. The increase in net sales is primarily attributable to increased unit sales of fish boats and express cruisers.

Gross Profit – Gross profit for the three months ended March 31, 2005 was $2,759,729 as compared to $3,119,068 for the three months ended March 31, 2004. Gross profit for the nine months ended March 31, 2005 was $7,587,303 as compared to $7,178,349 for the nine months ended March 31, 2004. The increase in gross profits is attributable to the increase in the number of units sold.

Our products require the use and/or consumption of petroleum based and metal products. The rise in petroleum prices and metal product prices during the nine months ending March 31, 2005 has negatively impacted our Gross Profit by increasing the Cost of Sales. Prices of our boats have now been adjusted to offset these increases in materials prices. During the nine months ending March 31, 2005 we have undertaken and/or completed capital projects which will ultimately result in improved efficiency of the manufacturing process. During the construction period, however, the disruption of the manufacturing process has adversely affected productivity with a commensurate increase in the Cost of Sales. Construction is now complete and the manufacturing operation is achieving productivity and efficiency improvements as expected.

Selling Expenses – Selling expenses for the three months ended March 31, 2005 were $1,418,760 as compared to $1,593,717 for the three months ended March 31, 2004. Selling expenses for the nine months ended March 31, 2005 were $3,957,570 as compared to $3,999,981 for the nine months ended March 31, 2004.

General and Administrative Expenses – General and administrative expenses for the three months ended March 31, 2005 were $824,396 as compared to $487,891 for the three months ended March 31, 2004. General and administrative expenses for the nine months ended March 31, 2005 were $2,353,473 as compared to $1,573,103 for the nine months ended March 31, 2004. The increase in general and administrative expenses is attributable to augmentation of the executive and finance staffs, increased expenditures for investor relations and professional service fees.

Operating Income – Operating income for the three months ended March 31, 2005 was $516,573 as compared to $1,034,460 for the three months ended March 31, 2004. Operating income for the nine months ended March 31, 2005 was $1,276,260 as compared to $1,605,265 for the nine months ended March 31, 2004.

Interest Expense – Interest expense for the three months ended March 31, 2005 was $290,948 as compared to $288,619 for the three months ended March 31, 2004. Interest expense for the nine months ended March 31, 2005 was $781,245 as compared to $974,809 for the nine months ended March 31, 2004. The $193,563 reduction in interest expense, for the nine months ended March 31, 2005, is attributable to the write-off of the unamortized closing costs of a loan with G. E. Capital that occurred during the quarter ended September 30, 2003 which was not duplicated in the current period.

Net Income – Net Income for the three months ended March 31, 2005 was $230,560 as compared to $754,365 for the three months ended March 31, 2004. Net income for the nine months ended March 31, 2005 was $500,742 as compared to a net income of $637,077 for the nine months ended March 31, 2004.

Income Tax - Current tax expense is a current income tax benefit of $969 for the three months ended March 31, 2005 and 2004, and is $0 for the nine months ended March 31, 2005 and 2004, respectively. Deferred tax expense is $0 for the three months ended March 31, 2005 and 2004, and is $0 for the nine months ended March 31, 2005 and 2004, respectively. The Company’s lack of income tax expense is a result of net operating loss carryovers from the year ended June 30, 2002. There remains $4,149,764 for federal and $7,249,493 for state tax purposes of net operating loss carryovers available until the years 2022 and 2023, to offset current tax expenses.

The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company’s future earnings, the future tax laws in effect, and other unknown factors, all of which are uncertain. For these reasons and because the Company has generated operating tax losses in recent years, the Company has elected to provide for a tax asset valuation allowance to fully reserve its net deferred tax asset at March 31, 2005.

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

Liquidity and Capital Resources.

Cash decreased by $1,306,463 to $2,407,326 at March 31, 2005 from $3,713,789 at June 30, 2004. The decrease in cash is primarily attributable to paying off the outstanding loan against the life insurance policies.

During the three months ended March 31, 2005, $1,880,350.33 was transferred from the Bank of America savings account to Northwest Mutual Life Insurance to pay off loans on key man insurance policies and deposit additional funds in the cash value of the policies. This was done in order to earn 8% interest from Northwestern Mutual vs. 1.25% interest earned from the Bank of America savings account. The balance sheet reflects a decrease in Current Assets of $1,880,350.33 and an increase of the same amount in Other Assets. The cash value of the life insurance policies can be obtained within a few days and is effectively the same as a savings account, however, GAAP rules require that it be reported in other assets.

Cash provided by operations for the nine months ended March 31, 2005 was $3,941,003 and was primarily attributable to the net income of the Company as adjusted by depreciation and an increase in customer deposits.

Cash used in investing activities for the nine months ended March 31, 2005 was $3,047,886 and was primarily attributable to boat mold and tooling expenditures ($1,432,576) to support the Company’s new fish boat designs that are to be introduced in the current fiscal year and improvements to the Company’s manufacturing line and facilities ($1,209,167) intended to increase manufacturing capacity and efficiency. An additional $431,778 was purchased on the key man life insurance policy, in this quarter.

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because of the increase in sales volumes and sales backlogs at the date of this filing. The Company has maintained a record sales backlog through the date of this report and is currently enjoying an increasingly favorable business climate for its products. The backlog of orders for our boats has increased from $31.7 million on March 31, 2004 to $45.6 million as of March 31, 2005.

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

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement as amended on August 14, 2005 are effective for the fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income (loss) for the three months ended March 31, 2005 and 2004 would have been $226,329 and $749,172, respectively. Our net income (loss) for the nine months ended March 31, 2005 and 2004 would have been $488,079 and $623,293, respectively. The adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At March 31, 2005, the Company owed $16,521,015 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.50% or 5.35% as of March 31, 2005, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. A hypothetical 50 basis point increase in interest rates would result in an approximately $41,000 increase in interest expense, resulting in a negative impact on the Company’s liquidity and results of operations.

ITEM 4: Controls and Procedures

As of March 31, 2005, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In connection with this evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting

PART II. OTHER INFORMATION.

ITEM 1: Legal Proceedings.

Not Applicable

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3: Defaults Upon Senior Securities.

Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders.

Not Applicable

ITEM 5: Other Information.

On April 13, 2005, the Company’s Board of Directors passed a resolution to transfer the listing of the Company’s common stock from NASDAQ to the American Stock Exchange. The Company’s common stock became listed and began trading on the American Stock Exchange effective April 14, 2005.

ITEM 6: Exhibits.

Exhibits:

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

FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Registrant)

By:	/s/ Irving L. Smith	Date: May 9, 2005
Irving L. Smith
Chief Financial Officer