Form 10-K/A
period 2004-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2005-10-12
CIK 764858

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

RESTATMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Audit Committee of the Board of Directors of Fountain Powerboat Industries, Inc. (the “Company”), together with the management of the Company, have concluded that the Company should restate its consolidated financial statements as of and for the fiscal year ended June 30, 2004.

As previously disclosed, the Company, through an internal review process, has identified certain accounting errors made during the fiscal year ended June 30, 2004 that had the effect of overstating net income for the year and stockholders’ equity at fiscal year-end. The errors related to certain general ledger balance sheet accounts that had not been properly reconciled to the appropriate underlying subsidiary records. After an extensive investigation, the Company has identified the journal entries and transactions that caused the errors in these account balances. Specifically, the errors resulted primarily from the following:

•	Certain customer payments received were misapplied or not applied which affected the ending balances in three customer accounts.

•	A sequence of ten checks was issued but not recorded in the general ledger. In reconciling the affected cash account, the sequence of ten checks was left off the listing of outstanding checks. As a result, cash was overstated and certain expenses were understated, resulting in the cash balance on the general ledger to be overstated.

•	The unrealized gain on an interest rate swap agreement was miscalculated, causing an understatement of other comprehensive income which resulted in a corresponding understatement of interest expense and overstatement of long-term debt at fiscal year end June 30, 2004.

The Company has corrected these errors and other insignificant errors in the restatement. The principal corrections of the Company’s consolidated financial statements for the errors noted above are summarized below.

The corrections to the consolidated statements of operations for the fiscal year ended June 30, 2004 are:

•	Net sales were reduced by $544,796, attributable to errors in applying cash receipts to the three customer ledger accounts, and cost of sales was increased by $80,174, attributable to the miscalculation of checks outstanding in the cash to bank reconciliation that overstated the cash balance in the general ledger. The cumulative effect of these errors resulted in a reduction in gross profit of $624,972 and a reduction in operating income of $624,972.

•	Other comprehensive income and accumulated other comprehensive income increased by $75,312 to correct the error in valuing the interest rate swap agreement. Interest expense also increased by $67,792 and long-term debt decreased by $7,519 as a result of the error in valuing the interest rate swap agreement.

•	Current tax expense was reduced by $706 for fiscal year-end June 30, 2004, as a result of these errors.

•	The reduction in net income resulted in a reduction in basic and diluted earnings per share of $0.14. Net income was reduced by $692,055, attributable to the decrease in operating income and the increase in total non-operating expense and the decrease in current tax expense.

The corrections to the consolidated balance sheet for the errors at June 30, 2004 are:

•	Cash & cash equivalents were reduced by $91,532, attributable to the miscalculation of the checks outstanding and deposits in-transit, and accounts receivable (less allowance for doubtful accounts) was reduced by $630,237, attributable to errors in applying cash receipts to the customer ledger. The cumulative effect of these errors resulted in a reduction of the current tax asset balance by $21,248, a reduction in current assets of $743,017 and a reduction in total assets of $743,017.

•	Accrued expenses were reduced by $97,505, attributable to the errors in posting cash receipts in the customer ledger creating credit balances and the reduction of current tax expense, resulting in a reduction in total current liabilities of $97,505.

•	Long-term debt (less current maturities) was reduced by $7,519, attributable to incorrectly calculating the gain (loss) on the interest rate swap agreement for year-end June 30, 2004 and deferred tax liability was reduced by $21,248 as a result of the items described above, resulting in a reduction in total liabilities of $126,272.

•	Retained deficit was increased by $692,055, attributable to the reduction in net income of $692,055, and the unrealized gain (loss) balance was adjusted by $75,311 resulting in a decrease in total stockholder’s equity of $616,744.

In addition, the Company’s management has determined that the accounting errors referenced above were the result of material weaknesses in the Company’s internal control over financial reporting related to (i) its system of entry of certain types of transactions into the general and subsidiary ledgers and (ii) the timely reconciliation of general ledger balance sheet accounts to the appropriate underlying subsidiary records. The Company has taken steps to remediate the material weaknesses as of the date of this report. See “Item 9A Controls and Procedures.”

This Form 10–K/A amends the Company’s Annual Report on Form 10–K for the fiscal year ended June 30, 2004, initially filed with the Securities and Exchange Commission (SEC) on September 28, 2004 (the “Original Filing”) to reflect the restatement of the Company’s audited consolidated financial statements as of and for the fiscal year ended June 30, 2004, as well as the notes and schedules related thereto. See note 14 to the consolidated financial statements in this Form 10-K/A. In addition, the selected financial data has been corrected in Item 6 of this Form 10–K/A. For the convenience of the reader, this Form 10–K/A sets forth the Original Filing in its entirety. However, this Form 10–K/A only amends and restates certain information in Item 1 of Part I, Items 6, 7, 7A, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby. Except for the amended information referred to above, this Form 10–K/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10–K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10–K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing. In addition, this Form 10–K/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

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

Following is a table of sales by geographic area for the last three fiscal years:

	Fiscal 2004 Restated	Fiscal 2003	Fiscal 2002
United States	$57,035,932	$50,796,277	$35,450,436
Canada, Mexico, Central and South America	$1,441,308	$929,481	$1,500,145
Europe and the Middle East	$819,724	$595,777	$—
Asia	$—	$235,549	$—

Total	$59,296,964	$52,557,084	$36,950,581

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

Market demographics and industry experience indicate that the fishing boat market is the best potential growth market. We are expanding our fishing boat offerings to meet the rising demand in this market.

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

Item 2. Properties.

The Company’s executive offices and manufacturing facilities are located on 66 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and were held as collateral on notes and mortgages payable having a balance of $17,303,038 at June 30, 2004. (See Note 5). The operating facility contains buildings totaling 235,040 square feet located on fifteen acres. The buildings consist of the following:

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

Item 6. Selected Financial Data

Fountain Powerboat Industries, Inc. and Subsidiary

Selected Financial Data

Fiscal Years 2000 through 2004

Operations Statement Data:	Years Ended June 30
	2004 Restated	2003	2002	2001	2000

Sales	$59,296,964	$52,557,084	$36,950,581	$45,128,034	$56,367,899
Net Income (loss)	$609,087	$879,996	$(7,031,593)	$(899,526)	$1,258,342
Income (loss) per share	$.13	$.19	$(1.49)	$(.19)	$.27
Weighted average shares outstanding	4,761,460	4,744,457	4,732,608	4,732,608	4,732,608
Diluted earnings per share	$.13	$.18	$(1.49)	$(.19)	$.27
Diluted weighted average shares outstanding	4,825,179	4,818,806	4,732,608	4,732,608	4,732,651

Balance Sheet Data (At Period End)
Current Assets	$12,460,218	$7,648,996	$7,885,047	$8,934,936	$13,621,499
Total Assets	$30,621,143	$25,929,594	$26,534,696	$28,947,752	$33,431,084
Current Liabilities	$6,782,584	$11,646,433	$11,775,953	$10,567,139	$12,144,123
Long-term debt	$17,869,178	$9,010,527	$9,827,161	$6,629,904	$8,215,486
Stockholders’ equity (1)	$5,721,726	$4,968,811	$3,968,702	$10,991,132	$11,890,658

(1)	The Company has not paid any cash dividends since its inception

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a C.O.D. sale or payments prior to shipment sale or sale financed through third-party floor plan arrangements, are that the boat has been completed and shipped to a dealer or to the Government, that title has passed to the dealer or to the Government, and that there is no direct commitment to repurchase the boat or to pay floor plan interest beyond the sales program terms. As described more fully below at “Business Environment”, most of the Company’s shipments to dealers were financed through floor plan arrangements with third-party lenders pursuant to which the Company is subject to repurchase boats repossessed by the third-party lenders if the dealer defaults under his credit arrangement. The Company has no repurchase liability for the balance of shipments. This is the method of sales recognition believed to be in use by most boat manufacturers.

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

Net Sales for Fiscal 2004 of $59,296,964 were up 12.8% from Fiscal 2003 sales of $52,557,084. Sales for Fiscal 2002 were $36,950,581. The Company attributes the sales increase to an improving economy, strong sales at retail, introduction of new boat models and strengthening of the dealer network. The Company experienced increased sales in its wide-body fish boat and sport boat product segments.

Net Sales by product segment for the Fiscal years of 2004, 2003 and 2002 are:

Product Segment	Fiscal 2004 Net Sales Restated	% of Sales	Fiscal 2003 Net Sales	% of Sales	Fiscal 2002 Net Sales	% of Sales
Sport Boats	$32,509,664	55%	$26,612,517	51%	$21,191,672	57%
Wide Beam Cruiser	9,508,545	16%	9,923,547	19%	5,387,449	15%
Fish Boats	4,770,596	8%	5,302,763	10%	3,181,585	8%
Wide Beam Fish	11,034,642	18%	9,291,260	17%	5,404,056	15%
Service, Parts, Sportswear, Trucking	1,473,517	3%	1,426,997	3%	1,785,819	5%

Net Sales Total	$59,296,964		$52,557,084		$36,950,581

Gross margin on sales for Fiscal 2004 was $10,049,221, 17% of net sales, as compared to $8,519,127, 16.2% of net sales, for Fiscal 2003. Gross margin for Fiscal 2002 was $959,748, 2.6% of net sales.

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

Results of Operations.

Operating profit was $1,830,080 for Fiscal 2004, as compared to $2,089,110 in 2003 and an operating loss of ($6,420,458) in Fiscal 2002, which included a $1,182,320 charge for the impairment of certain long-lived assets in 2002. Operating profits declined in Fiscal 2004. Gross profit grew by almost .75% as a percentage of Net sales or $1,530,094. The drop in operating income was primarily due to increases in Selling and Administrative, and General and Administrative Expenses. The increases to Selling Expenses were due to Management’s focus on increasing support for product promotions, more emphasis on fish boats such as the new 38’ Sport Fish LX triple engine, and the need to increase the Company’s presence in the tournament fishing programs during 2004. General and Administrative expenses grew from increases in support personnel, and higher legal expenses.

In Fiscal 2004 reserves were reduced by a net of $448,935 due to improvements in product warranty costs as a percentage of sales and an improving dealer network (see Note 1).

Fiscal 2004 net profit for the Company was $609,087 or $.13 per share. This compares to a net profit of $879,996 or $.19 per share for Fiscal 2003, and net loss of ($7,031,593) or ($1.49) per share for Fiscal 2002.

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

Interest expense net of amounts capitalized was $1,210,477 for Fiscal 2004, $1,037,002 for Fiscal 2003, and $809,571 for Fiscal 2002. Interest expense increased in Fiscal 2004 as a result of the Company expensing $210,354 of capitalized loan costs from the previous General Electric financing when it was refinanced by the new $18,000,000 loan from Bank of America.

Current tax expense is $0 for the years ended June 30, 2004 and 2003 and a benefit of $(717,983) for the year ended June 30, 2002. Deferred tax expense is $0 for the year ended June 30, 2004 and $169,301, and $541,059 at June 30, 2003 and 2002. Current tax expense for the year ended June 30, 2004 results from the net operating loss carryover from the year ended June 30, 2002. There remains approximately $6,463,000 for Federal and $9,563,000 for State tax purposes of net operating loss carryovers available till the years 2022 and 2023, respectively, to offset current tax expenses. The deferred tax charge for the year ended June 30, 2002 resulted from changes to the various temporary timing differences between book and tax as outlined in Note 7 to the financial statements.

The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company’s future earnings, the future tax laws in effect, and other unknown factors; all of which are uncertain. For these reasons and because the Company has generated operating tax losses in recent years, the Company has elected to provide for a tax asset valuation allowance of $2,065,541 at June 30, 2004 and $2,342,912 at June 30, 2003.

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

At the year ended June 30, 2003 and 2002, the Company had negative working capital of $3,997,437 and $3,890,906, respectively. Subsequent to applying the proceeds of the loan on July 17, 2003, the Company had positive working capital of approximately $6,500,000 and at June 30, 2004 the Company had positive working capital of $5,677,634.

Net cash used by operations in Fiscal 2004 amounted to $4,134,380 was primarily the result of using a portion of the proceeds of the Bank of America loan to reduce accounts payable by $4,824,939 partially offset by net income plus other adjustments to reconcile net income to cash used by operations.

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

Net cash provided by financing activities in Fiscal 2004 of $8,577,092 primarily resulted from the Bank of America loan of $18,000,000 partially offset by repayments of the existing indebtedness due to GE Capital of $8,648,341 and repayments of loan principal of $763,031.

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

The net increase in cash in Fiscal 2004 of $2,142,126 was primarily the result the Bank of America loan. The net increase in cash for Fiscal 2003 was $895,295, primarily from operating profits and issuance of notes payable from Northwestern Mutual Life Insurance. The net decrease in cash for Fiscal 2002 was $466,966, primarily attributed to cash paid for the development of the new wide-beam 34’ fish boat and 48’ express cruiser and losses from operations due to decreased sales volume.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk - At June 30, 2004, the Company owed $17,303,038 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.50% or 3.87% as of June 30, 2004, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. A hypothetical 100 basis point increase in interest rates would result in an approximately $90,000 increase in interest expense, resulting in a negative impact on the Company’s liquidity and results of operations.

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

As discussed in Note 14 to the financial statements, certain errors primarily resulting in the overstatement of previously reported sales and accounts receivables at June 30, 2004, were subsequently discovered by management of the Company. Accordingly, the 2004 financial statements have been restated.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

July 29, 2004, except for Note 14 as

to which the date is September 16, 2005

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004 Restated	2003
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,367,061	$1,224,935
Certificate of deposit	255,197	—
Accounts receivable, less allowance for doubtful accounts of $82,841 for 2004 and $27,841 for 2003	3,507,246	2,015,371
Inventories	4,653,402	3,460,286
Prepaid expenses	429,657	644,581
Current tax assets	247,655	303,823

Total Current Assets	12,460,218	7,648,996

PROPERTY, PLANT AND EQUIPMENT, net	15,913,794	16,165,684

CASH SURRENDER VALUE OF LIFE INSURANCE	1,581,316	1,378,626

OTHER ASSETS	665,815	736,288

	$30,621,143	$25,929,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$772,704	$1,060,444
Current maturities of capital lease	17,710	20,118
Accounts payable	2,821,866	7,498,762
Accounts payable-related party	21,000	169,043
Accrued expenses	1,074,705	1,317,398
Dealer incentives	1,203,522	190,010
Customer deposits	86,077	290,658
Allowance for boat repurchases	75,000	200,000
Warranty reserve	710,000	900,000

Total Current Liabilities	6,782,584	11,646,433

LONG-TERM DEBT, less current maturities	17,862,521	8,986,160
CAPITAL LEASE, less current maturities	6,657	24,367
DEFERRED TAX LIABILITY	247,655	303,823
COMMITMENTS AND CONTINGENCIES (See Note 8)	—	—

Total Liabilities	24,899,417	20,960,783

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,807,608 shares for 2004 and 4,757,608 for 2003 issued and outstanding	48,076	47,576
Additional paid-in capital	10,517,451	10,436,551
Retained earnings (deficit)	(4,791,596)	(5,400,683)

	5,773,931	5,083,444
Less: Treasury Stock, at cost, 15,000 shares	(110,748)	(110,748)
Deferred compensation for stock options issued	—	(3,885)
Accumulated other comprehensive income from interest rate swap	58,543	—

	5,721,726	4,968,811

	$30,621,143	$25,929,594

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2004 Restated	2003	2002
NET SALES	$59,296,964	$52,557,084	$36,950,581
COST OF SALES	49,247,743	44,037,957	35,990,833

Gross Profit	10,049,221	8,519,127	959,748

EXPENSES:
Selling expense	5,558,709	4,609,253	4,162,273
General and administrative	2,660,432	1,820,764	2,035,613
Impairment of long-lived assets	—	—	1,182,320

Total expenses	8,219,141	6,430,017	7,380,206

OPERATING INCOME (LOSS)	1,830,080	2,089,110	(6,420,458)

NON-OPERATING INCOME (EXPENSE):
Other income (expense)	1,380	5,567	21,512
Interest expense	(1,210,477)	(1,037,002)	(809,571)
Gain (loss) on disposal of assets	(11,896)	(8,378)	—

TOTAL NON-OPERATING INCOME (EXPENSE)	(1,220,993)	(1,039,813)	(788,059)

INCOME (LOSS) BEFORE INCOME TAXES	609,087	1,049,297	(7,208,517)
CURRENT TAX EXPENSE (BENEFIT)	—	—	(717,983)
DEFERRED TAX EXPENSE (BENEFIT)	—	169,301	541,059

NET INCOME (LOSS)	$609,087	$879,996	$(7,031,593)

BASIC EARNINGS (LOSS) PER SHARE:	$13	$19	$(1.49)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,761,460	4,744,457	4,732,608

DILUTED EARNINGS (LOSS) PER SHARE:	$13	$18	$(1.49)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,825,179	4,818,806	4,732,608

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM JUNE 30, 2001 THROUGH JUNE 30, 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit) Restated	Other Comprehensive Income Restated	Treasury Stock		Deferred Compensation	Total Stockholders’ Equity Restated
	Shares	Amount				Shares	Amount
BALANCE, June 30, 2001	4,732,608	$47,326	$10,303,640	$750,914	$—	(15,000)	$(110,748)	$—	$10,991,132
Issuance of options to purchase 30,000 shares common stock at $1.67 per share for consulting services vesting through December 2004	—	—	40,295	—	—	—	—	(31,132)	9,163
Net income for the year ended June 30, 2002	—	—	—	(7,031,593)	—	—	—	—	(7,031,593)

BALANCE, June 30, 2002	4,732,608	$47,326	$10,343,935	$(6,280,679)	$—	(15,000)	$(110,748)	$(31,132)	$3,968,702
Issuance of common stock upon exercise of options	25,000	250	33,350	—	—	—	—	—	33,600
Payroll obligations forgiven by an officer and shareholder	—	—	46,158	—	—	—	—	—	46,158
Issuance of options to purchase 10,000 shares common stock at $1.60 per share for consulting services vesting through December 2003	—	—	13,108	—	—	—	—	27,247	40,355
Net income for the year ended June 30, 2003	—	—	—	879,996	—	—	—	—	879,996

BALANCE, June 30, 2003	4,757,608	$47,576	$10,436,551	$(5,400,683)	$—	(15,000)	$(110,748)	$(3,885)	$4,968,811
Issuance of common stock upon exercise of options	50,000	500	80,900	—	—	—	—	—	81,400
Vesting of options to purchase 10,000 shares common stock at $1.60 per share for consulting services vesting through December 2003	—	—	—	—	—	—	—	3,885	3,885
Other comprehensive income as a result of a cash flow hedge of $9,000,000 of the Bank of America note payable	—	—	—	—	58,543	—	—	—	58,543
Net income for the year ended June 30, 2004	—	—	—	609,087	—	—	—	—	609,087

BALANCE, June 30, 2004	4,807,608	$48,076	$10,517,451	$(4,791,596)	$58,543	(15,000)	$(110,748)	$—	$5,721,726

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2004 Restated	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$609,087	$879,996	$(7,031,593)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Non-cash expense	3,885	86,512	9,162
Amortization of deferred loan costs	286,946	61,800	89,098
Depreciation expense	2,052,314	2,112,051	2,294,254
Impairment of long-lived assets	—	—	1,182,320
Loss on disposal of equipment	11,896	8,378	—
Warranty reserve	(190,000)	30,000	280,000
Allowance for boat repurchases	(125,000)	—	—
Allowance for doubtful accounts	55,000	—	—
Decrease in net tax asset	—	169,301	541,059
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,546,876)	988,621	(1,064,107)
(Increase) decrease in inventories	(1,193,116)	(369,834)	1,395,518
(Increase) decrease in prepaid expenses	160,190	(315,798)	(161,286)
Increase (decrease) in accounts payable	(4,824,939)	643,152	1,341,929
Increase (decrease) in accrued expenses	(244,091)	123,726	2,654
Increase (decrease) in dealer incentives	1,014,905	(731,672)	(923,885)
Increase (decrease) in customer deposits	(204,581)	(340,432)	309,915

Net Cash Provided (Used) by Operating Activities	(4,134,380)	3,345,801	(1,734,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	25,000	153,810	—
Investment in molds and related plugs	(1,060,533)	(1,056,852)	(1,370,526)
Purchase of property, plant and equipment	(776,787)	(268,410)	(231,080)
Increase in cash surrender value of life Insurance	(202,690)	(199,403)	(219,536)
Purchase of certificate of deposit	(255,197)	—	—
(Increase) decrease in other assets	(30,379)	(190,796)	183

Net Cash (Used) by Investing Activities	(2,300,586)	(1,561,651)	(1,820,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable & long-term debt	18,000,000	343,074	3,955,644
Proceeds from issuance of common stock	81,400	33,600	—
Payments of long-term debt	(9,336,061)	(1,008,836)	(545,788)
Payments on capital lease	(20,118)	(5,165)	(14,393)
Payments of deferred loan cost	(148,129)	(251,528)	(306,508)

Net Cash Provided (Used) by Financing Activities	8,577,092	(888,855)	3,088,955

Net increase (decrease) in cash & cash equivalents	2,142,126	895,295	(466,966)
Beginning cash & cash equivalents balance	1,224,935	329,640	796,606

Ending cash & cash equivalents balance	$3,367,061	$1,224,935	$329,640

[Continued]

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[CONTINUED]

	Year Ended June 30,
	2004 Restated	2003	2002
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest:
Unrelated parties, net of amounts capitalized	$923,531	$1,035,553	$798,700
Income taxes	$—	$—	$45,424

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

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2004 and 2003, the Company had $3,267,061 and $1,124,935, respectively, in excess of federally insured amounts held in cash.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business and Significant Accounting Policies. [Continued]

Cash Surrender Value of life insurance policies: - At June 30, 2004 and 2003, the Company owned six life insurance policies on Reginald M. Fountain, Jr., the Company’s Chairman, President and Chief Executive Officer for a total of $6,083,363 and $6,161,287 in coverage and $1,581,316 and $1,378,626 cash value. At June 30, 2004 and 2003 the Company has borrowed $1,295,449 and $1,265,438 against the policies (See Note 5).

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business and Significant Accounting Policies. [Continued]

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

		Year Ended June 30,
		2004 Restated	2003	2002
Net Income (loss)	As reported	$609,087	$879,996	$(7,031,593)
	Pro forma	$592,202	$434,186	$(7,115,697)
Earnings (loss) per share	As reported	$13	$19	$(1.49)
	Pro forma	$13	$09	$(1.50)

Note 2. Inventories.

Inventories consist of the following:

	June 30,
	2004	2003
Parts and supplies	$1,920,860	$1,593,057
Work-in-process	1,999,076	1,702,533
Finished goods	783,466	214,696

	4,703,402	3,510,286
Reserve for obsolescence	(50,000)	(50,000)

	$4,653,402	$3,460,286

All of the inventory are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $17,303,038 at June 30, 2004.

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

All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable having a balance of $17,303,038 at June 30, 2004. Depreciation expense was $2,052,314, $2,112,051, and $2,294,254, for the years ended June 30, 2004, 2003 and 2002, respectively. During Fiscal 2002, the Company recorded a loss on impairment of $1,182,320 in accordance with SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” on certain molds and racing boats to adjust the respective assets to their net realizable value.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Capital Lease. [Continued]

Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

Year ending June 30,	Lease Payments
2005	$22,884
2006	3,358

Total future minimum lease payments	$26,242
Less: amounts representing maintenance and usage fee, interest and executory costs	(1,875)

Present value of the future minimum lease payments	24,367
Less: Lease current portion	(17,710)

Capital lease obligations - long term	$6,657

Note 5. Long-term Debt and Pledged Assets.

The following is a summary of long-term debt:

	June 30,
	2004 Restated	2003
9.99% loans payable to a financial institution for the purchase of vehicles, monthly payments totaling $1,383 through May 2005, secured by the vehicles purchased.	$18,216	$32,224
4.00% loan payable to a financial institution (8.25% for 2003) for the purchase of a vehicle, monthly payments of $726 through September 2006, secured by the vehicle purchased.	18,522	25,306
7.93% to 8% loans payable borrowed against the cash surrender value of key-man life insurance policies 1998, 2001, and 2002, monthly payments of $25,004.	1,295,449	1,265,438
$10,000,000 credit agreement with a financial corporation (See Below).	—	8,723,636
$18,000,000 credit agreement with a financial corporation (See Below).	17,303,038	—

	18,635,225	10,046,604
Less: Current maturities included in current liabilities:	(772,704)	(1,060,444)

	$17,862,521	$8,986,160

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Long-term Debt and Pledged Assets. [Continued]

These covenants change and generally become more restrictive in future periods. The following matrix lists the required covenant levels for the periods indicated:

	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Tangible Net Worth Floor	$4.475 Million	$4.500 Million	$4.800 Million	$4.950 Million	$5.225 Million
Current Maturity Coverage Ratio	1.30 to 1.00	1.40 to 1.00	1.50 to 1.00	1.50 to 1.00	1.50 to 1.00
Funded Debt To EBITDA	6.00 to 1.00	5.25 to 1.00	5.00 to 1.00	4.35 to 1.00	3.75 to 1.00
Gross Margin Floor%	14.50%	14.50%	14.50%	14.50%	14.50%

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

The estimated aggregate maturities required on long-term debt for each of the individual years at June 30, 2004 are as follows:

2005	$887,481
2006	930,003
2007	865,072
2008	935,425
Thereafter	15,017,244

$18,635,225

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

A summary of the status of the options outstanding under the Company’s stock option plans and other agreements at June 30, 2004 is presented below:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.34 to 1.60	80,000	4 years	1.55	66,667	1.58
$3.58	30,000	1 year	3.58	30,000	3.58
$4.67	450,000	1 year	4.67	450,000	4.67

	560,000			546,667

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

The components of federal income tax expense from continuing operations consist of the following:

	Year Ended June 30,
	2004 Restated	2003	2002
Current income tax expense:
Federal	$—	$—	$(717,983)
State	—	—	—

Net current tax (benefit)	$—	$—	$(717,983)

Deferred tax expense (benefit) resulted from:
Excess of tax over financial accounting depreciation	$(52,079)	$245,079	$(14,929)
Donations	—	(1,227)	(2,374)
Warranty reserves	74,100	(11,700)	(109,200)
Reserve for obsolete inventory	—	100,383	(61,383)
Accrued vacation	73,685	(14,563)	5,945
Dealer incentive reserves	—	97,944	230,631
Reserve for boat repurchases	48,750	—	—
Bad debt reserves	(21,450)	—	—
Accrued dealer incentive interest	305	32,454	9,046
Accrued executive compensation	1,975	(45,634)	6,352
Accrued dealer service incentives	38,122	155,232	180,492
Inventory adjustment-Sec.263A	(23,043)	7,296	(32,048)
Health insurance reserve	(8,580)	4,680	17,238
Decrease (increase) in NOL carryforward	68,062	(143,576)	(2,506,922)
Alternative minimum tax credits	77,525	—	218,232
Investment tax credits	—	—	—
Valuations allowance	(277,372)	(257,067)	2,599,979

Net deferred tax expense (benefit)	$—	$169,301	$541,059

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows:

	Year Ended June 30,
	2004 Restated	2003	2002
Computed tax at the expected federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	5.00	5.00	5.00
Valuations allowance	(45.54)	(24.50)	(36.07)
Compensation from stock options	(11.21)	(.69)	—
Officer’s life insurance	(.45)	.20	—
Net effect of alternative minimum taxes	12.73	—	(.07)
Other	5.47	2.13	(.41)

Effective income tax rates	.00%	16.14%	2.45%

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended June 30,
	2004 Restated	2003
Deferred tax assets:
Warranty reserve	$276,900	$351,000
Obsolete inventory reserve	19,500	19,500
Accrued vacations	—	73,685
Allowance for boat repurchases	29,250	78,000
Dealer incentive reserves	—	—
Bad debt reserve	32,308	10,858
Accrued Dealer incentive interest	25,072	25,378
Inventory adjustments - Sec. 263A	133,264	110,220
State NOL carryforward	478,128	486,854
Federal NOL carryforward	2,197,365	2,256,701
Alternative minimum tax credits	41,524	119,049
Accrued executive compensation	53,410	55,384
Donations carryforward	4,608	4,608
Accrued dealer incentives	—	38,122
Health insurance reserve	49,140	40,560
Investment tax credits	86,294	86,294

Gross deferred assets	$3,426,763	$3,756,213
Less: valuation allowance for deferred tax assets	(2,065,541)	(2,342,912)

Net deferred tax assets	$1,361,222	$1,413,301
Deferred tax liabilities:
Excess of financial accounting depreciation over tax	$(1,361,222)	$(1,413,301)

Net deferred tax assets (liabilities)	$—	$—

Net deferred tax assets (liabilities) are presented as follows:

	Year Ended June 30,
	2004	2003
Current deferred tax assets	$247,655	$303,823
Deferred tax liabilities	(247,655)	(303,823)

Net deferred tax assets (liabilities)	$—	$—

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

The Company has an unused federal operating loss carryforward at June 30, 2004 and 2003 of approximately $6,463,000 and $6,637,000, respectively, which expires in various years through 2023. The Company has unused state operating loss carryforward at June 30, 2004 and 2003 of approximately $9,563,000 and $9,737,000, respectively, which expires in various years through 2023.

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

Note 12. - Earnings Per Share.

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended June 30, 2004, 2003 and 2002:

	2004 Restated	2003	2002
Income (loss) from continuing operations available to common stockholders	$609,087	$879,996	$(7,031,593)

Weighted average number of common shares outstanding used in basic earnings (loss) per share	4,761,460	4,744,457	4,732,608
Effect of dilutive stock options	63,719	74,349	—
Weighted number of common shares and potential dilutive common shares outstanding used in dilutive earnings (loss) per share	4,825,179	4,818,806	4,732,608

The Company had at June 30, 2004 outstanding options to purchase 450,000 shares of common stock at $4.67 per share that were not included in the computation of gain(loss) per share because their effect was anti-dilutive.

Note 13 – Segment Reporting.

The Company’s net sales resulted from the following product lines for the years ended June 30, 2004, 2003 and 2002:

	2004 Restated	2003	2002
Sports boats	$32,509,664	$26,612,517	$21,191,672
Wide beam cruiser	9,508,545	9,923,547	5,387,449
Fish boats	4,770,596	5,302,763	3,181,585
Wide beam fish boats	11,034,642	9,291,260	5,404,056

Non-boat sales including (Service, Parts, Trucking, Sportswear)	1,473,517	1,426,997	1,785,819

Net sales	$59,296,964	$52,557,084	$36,950,581

Note 14 – Restatement.

The Company has restated its financial statements for the year ended June 30, 2004. The changes made are further described and summarized below.

Certain customer payments received were misapplied or not applied which affected the ending balances in three customer accounts. In one additional instance, a customer payment bounced and a partial payment was made, but this payment was also misapplied. The effect of these accounts receivable adjustments was a decrease in sales of approximately $545,000. This adjustment represents less than 1% of sales.

During the year the Company entered into an interest rate swap agreement related to a loan. The unrealized gain (loss) on the swap agreement was miscalculated resulting in an adjustment of approximately $68,000 to additional interest expense.

Lastly, in preparing a bank reconciliation, a sequence of ten checks was left off the listing of outstanding checks. Upon adjusting the general ledger to the reconciliation, an understatement of expense of approximately $78,000 occurred.

The above items also effected the calculation of the deferred tax asset and other related tax accounts by approximately $21,000.

The following table highlights the significant areas of change from those previously reported:

	Year ended June 30, 2004
	As previously reported June 30, 2004	Restated June 30, 2004	Change
Total assets	$31,364,160	$30,621,143	$743,017
Net sales	59,841,760	59,296,964	544,796
Net income (Loss)	1,301,142	609,087	692,055
Basic earnings per share	.27	.13	.14

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

SCHEDULES TO THE FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Fiscal 2004 Valuation and Qualifying Account Description	Balance June 30, 2003	Charge to Expense Adjustments Restated	Payments/ Deductions	Balance June 30, 2004 Restated
Allowance for Doubtful accounts	27,841	55,000	—	82,841
Inventory Valuation Reserve	50,000	—	—	50,000
Deferred Tax Valuation Allowance	(2,342,912)	277,371	—	(2,065,541)
Warranty Expense	900,000	357,507	547,507	710,000
Allowance for Boat Repurchases	200,000	—	125,000	75,000

Fiscal 2003 Valuation and Qualifying Account Description	Balance June 30, 2002	Charge to Expense Adjustments	Payments/ Deductions	Balance June 30, 2003
Allowance for Doubtful accounts	27,841	—	—	27,841
Inventory Valuation Reserve	307,393	—	257,393	50,000
Deferred Tax Valuation Allowance	(2,599,979)	257,067	—	(2,342,912)
Warranty Expense	870,000	675,344	645,344	900,000
Allowance for Boat Repurchases	200,000	—	—	200,000

Fiscal 2002 Valuation and Qualifying Account Description	Balance June 30, 2001	Charge to Expense Adjustments	Payments/ Deductions	Balance June 30, 2002
Allowance for Doubtful accounts	27,841	—	—	27,841
Inventory Valuation Reserve	150,000	157,393	—	307,393
Deferred Tax Valuation Allowance-		(2,599,979)	—	(2,599,979)
Warranty Expense	590,000	1,346,873	1,066,873	870,000
Allowance for Boat Repurchases	200,000	—	—	200,000

FOUNTAIN POWERBOATS INDUSTRIES, INC.

SUPPLEMENTARY DATA

UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter Restated
Fiscal 2004
Revenue	12,885,232	13,361,811	15,790,650	17,259,271
Gross profit	2,032,181	2,027,100	3,119,068	2,870,872
Income (loss) before taxes	(356,347)	239,059	754,365	(27,990)
Net income (loss)	(356,347)	239,059	754,365	(27,990)
Net income (loss) per share:
Basic	(.08)	.05	.16	.N/A
Diluted	(.07)	.05	.16	(.01)

Fiscal 2003
Revenue	12,002,119	12,941,227	12,783,311	14,830,427
Gross profit	1,905,951	2,370,374	1,911,352	2,331,450
Income (loss) before taxes	328,335	643,732	(91,338)	168,568
Net income (loss)	169,244	482,459	(177,402)	405,695
Net income (loss) per share:
Basic	.04	.10	(.04)	.09
Diluted	.04	.10	N/A	.04

Fiscal 2002
Revenue	8,238,779	6,456,208	10,626,380	11,629,214
Gross profit	475,472	(692,069)	2,035,420	(859,075)
Income (loss) before taxes	(814,875)	(2,315,742)	(280,534)	(3,797,366)
Net income (loss)	(506,643)	(1,417,651)	(189,152)	(4,918,147)
Net income (loss) per share:
Basic	(.11)	(.30)	(.04)	(1.04)
Diluted	N/A	N/A	N/A	N/A

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

In the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective in enabling the Company to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. However, in connection with the additional review done in connection with the restatement and the preparation of this Form 10–K/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out another evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal controls over financial reporting discussed below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

As described more fully elsewhere in this Form 10-K/A, the Company, through an internal review process, identified certain accounting errors made during the fiscal year ended June 30, 2004 that had the effect of overstating net income for the year and stockholders’ equity at year-end. The errors related primarily to certain general ledger balance sheet accounts that had not been properly reconciled to the appropriate underlying subsidiary records. After an extensive investigation, the Company has identified the journal entries and transactions that caused the errors in these account balances. The Company concluded as part of its review process that these entries needed to be corrected to properly report its financial condition and results of operations. The Company has corrected these errors and other insignificant errors in the restatement. See “Explanatory Note” and Note 14 to the Consolidated Financial Statements for a detailed description of the corrections of the Company’s financial statements made in the restatement.

Based upon the results of our investigation described above, our Chief Executive Officer and Chief Financial Officer determined that the accounting errors referenced above were the result of material weaknesses in internal control over financial reporting related to (i) its system of entry of certain types of transactions into the general and subsidiary ledgers and (ii) the timely reconciliation of general ledger balance sheet accounts to the appropriate underlying subsidiary records. The Company has taken steps to remediate the material weaknesses as of the date of this report.

As a result of these material weaknesses, (i) certain cash receipts were misapplied that had the effect of overstating sales and accounts receivable, (ii) certain cash disbursements were not recorded, resulting in an overstatement of cash and an understatement of expenses, and (iii) the gain (loss) on an interest rate swap agreement was not properly calculated resulting in an understatement of interest expense on long-term debt. The Company’s reconciliation and review processes, which should had detected these errors, were not adequate to do so, with the result that the Company’s consolidated financial statements as of and for the year ended June 30, 2004 were materially misstated prior to restatement.

A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the company. We have taken steps to remediate the material weaknesses, including:

•	an increase in the number of accounting and financial reporting personnel at the Company, which includes a new accounts receivable associate and a new accounting administrative associate;

•	the removal of the Company’s former controller, who was principally responsible for ledger entries and oversight of all reconciliations, and the hiring of a replacement controller;

•	the hiring of a full-time experienced accounting and financial reporting consultant to assist the accounting and finance staff of the Company in connection with the restatement, the Company’s ongoing financial reporting obligations and the improvement of its internal controls over financial reporting;

•	the implementation of better record-keeping policies and procedures; and

•	the implementation of new controls to verify and reconcile the entry of items to the general ledger, such as (i) the review by our Chief Financial Officer of all journal entries and accrual schedules, (ii) new control processes for balancing accounts, such as revenue accounts, dealer discount accounts, accounts receivable, accounts payable, which will be reconciled every month (instead of at quarter end as the Company had previously done), and (iii) additional review process for accounts receivable and payable accounts by manager level personnel.

The Company believes that these remedial steps have corrected the material weaknesses described above.

In addition to the evaluation discussed above, we will continue to evaluate our internal control over financial reporting on a regular basis. If we identify a problem in our internal control over financial reporting during the course of our evaluations, we will consider what revision, improvement and/or correction to make in order to ensure that our internal control over financial reporting is effective. Accordingly, we intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements.

Part III

Item 10. Directors and Executive Officers of Registrant.

Directors and Executive Officers. Information regarding the Company’s directors and executive officers that appears under the captions (1) “Proposal 1: Election of Directors,” and (2) “Executive Officers,” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Audit Committee. Information regarding the Audit Committee of the Company’s Board of Directors that appears under the captions (1) “Audit Committee - Function” and (2) “Audit Committee - Members,” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s next Annual Meeting of Shareholders if incorporated herein by reference.

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

Item 11. Executive Compensation.

Information appearing under the captions (1) “Director Compensation,” (2) “Corporate Governance Committee - Compensation Committee Interlocks and Insider Participation,” (3) “Executive Compensation - Cash Compensation,” (4) “Executive Compensation - Employment Agreement,” (5) “Executive Compensation - Employee Stock Options,” and (6) “Proposal 2: Amendment of 1995 Stock Option Plan,” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	500,000		$4.36	95,000	(1)
Equity compensation plans not approved by security holders	60,000	(1)	2.55	-0-
Total	560,000		4.17	95,000

(1)	Includes individual options to purchase shares of the Company’s common stock held by current or former directors or independent contractors as follows: (i) option for 30,000 shares at an exercise price of $3.58 per share granted during 1995 and expiring during 2005; (ii) option for 10,000 shares at an exercise price of $1.34 per share granted during 2001 and expiring during 2007; and (iii) option for 20,000 shares at an exercise price of $1.60 per share granted during 2002 and expiring as to 10,000 shares during 2008 and as to the remaining 10,000 shares during 2009.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed with Report:

(1) Financial Statements. The following consolidated financial statements of the Company are contained in Item 8 of this Report.

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

Consolidated statements of operations for the years ended June 30, 2004, 2003 and 2002

Consolidated statements of stockholder’s equity for the years ended June 30, 2004, 2003 and 2002

Consolidated statements of cash flows for the years ended June 30, 2004, 2003 and 2002

Notes to consolidated financial statements

(2) Financial Statement Schedules.

Not applicable.

(3) The exhibits which are management contracts or compensatory plans or arrangements are identified on the index of exhibits that is a part of this Form 10-K/A following the signature page and which is incorporated herein by reference.

(b)	Exhibits. An index of exhibits that is a part of this Form 10-K/A appears following the signature page and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.

	By:	/S/ Reginald M. Fountain, Jr.
October 12, 2005		Reginald M. Fountain, Jr.
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Reginald M. Fountain, Jr. Reginald M. Fountain, Jr.	Chairman, President, and	October 12, 2005
Chief Executive Officer (Principal Executive Officer)

/S/ A. Myles Cartrette A. Myles Cartrette	Director	October 12, 2005

/S/ George L. Deichmann, III George L. Deichmann, III	Director	October 12, 2005

/S/ Guy L. Hecker, Jr. Guy L. Hecker, Jr.	Director	October 12, 2005

/S/ David C. Miller David C. Miller	Director	October 12, 2005

/S/ Mark L. Spencer Mark L. Spencer	Director	October 12, 2005

/S/ Robert L. Stallings Robert L. Stallings	Director	October 12, 2005

/S/ David L. Woods David L. Woods	Director	October 12, 2005

/S/ Irving L. Smith Irving L. Smith	Chief Financial Officer	October 12, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

3.2	Registrant’s Bylaws, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

4.1	Form of stock certificate (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 1989)

10.1 *	Employment Agreement dated March 31, 1989, between Reginald M. Fountain, Jr. and Fountain Powerboats, Inc. (incorporated herein by reference from Exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 1989)

10.2 *	Stock Option Agreement dated August 4, 1995, between Registrant and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

10.3 *	1999 Employee Stock Option Plan (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

10.4 *	Stock Option Agreement dated March 17, 1995, between Registrant and Mark L. Spencer (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

10.5	Loan Agreement between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.6	Promissory Note between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.7	Continuing and Unconditional Guaranty between Registrant and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.8	Continuing and Unconditional Guaranty between Reginald M. Fountain, Jr. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.9	Security Agreement between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.10	Deed of Trust between Fountain Powerboats, Inc. and Bank of America, N.A. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.11	Master Agreement between Registrant, Fountain Powerboats, Inc., Reginald M. Fountain, Jr. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.12	Security Agreement between Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.13	Deed of Trust between Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.14	Engine Supply Agreement between Registrant Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

31.1	Certification of Registrant’s Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Registrant’s Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (furnished herewith)

99	Registrant’s definitive proxy statement to be filed with the Commission

*	Denotes a management compensation plan or compensatory plan or arrangement