Form 10-Q/A
period 2004-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2005-10-12
CIK 764858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As previously announced, the Audit Committee of the Board of Directors of Fountain Powerboat Industries, Inc. (the “Company”), together with the management of the Company, have concluded that the Company should restate its consolidated financial statements for the quarter ended September 30, 2004.

As previously disclosed, the Company, through an internal review process has identified certain accounting errors made during the quarter ended September 30, 2004. The Company discovered that there were omissions and errors in the entry and reconciliation of certain items to the general ledger during these periods. The Company concluded as part of its review process that these entries needed to be corrected to properly report its financial condition and results of operations. These errors have been corrected in the accompanying condensed consolidated financial statements. Specifically, the errors are the result of certain account balances and certain income and expense amounts being previously reported in an incorrect quarter. As a result, the amounts previously reported did not properly reflect the balances in cash, receivables and other liabilities at September 30, 2004. Furthermore, the consolidated statements of operations did not reflect the proper year-to-date balances for sales revenues, cost of sales, selling expenses, administrative expenses, and interest expense.

In addition, the Company’s management has determined that the accounting errors referenced above were the result of material weaknesses in the Company’s internal control over financial reporting related to (i) its system of entry of certain types of transactions into the general and subsidiary ledgers and (ii) the reconciliation of general ledger balance sheet accounts to the appropriate underlying subsidiary records. The Company has taken steps to remediate the material weaknesses as of the date of this report. See “Item 4. Controls and Procedures.”

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, initially filed with the Securities and Exchange Commission (SEC) on November 5, 2004 (the “Original Filing”) to reflect the restatement of the Company’s consolidated financial statements as of and for the quarter ended September 30, 2004 and the notes related thereto. Changes were made in the notes to the consolidated financial statements as clarifications of information previously reported in the Original Filing. See notes 1, 2, 3, 4, 8 & 10 to the consolidated financial statements in this Form 10-Q/A for further information. Additional changes were also made to the Managements’ Discussion and Analysis of the Results of Operations and Financial Condition in this Form 10-Q/A to further explain the Company’s reasons for these amendments. Except for the amended information referred to above, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing. In addition, this Form 10-Q/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

PART I. FINANCIAL INFORMATION.

ITEM 1: Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004 Restated	June 30, 2004 Restated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,669,701	$3,622,258
Accounts receivable, net	3,485,501	3,507,246
Inventories	4,777,152	4,653,402
Prepaid expenses	530,773	429,657
Deferred tax assets	243,744	247,655

Total Current Assets	12,706,871	12,460,218

Property, Plant & Equipment	43,878,485	43,183,460
Less: Accumulated Depreciation	(27,671,682)	(27,269,666)

	16,206,803	15,913,794

CASH SURRENDER VALUE LIFE INSURANCE	1,635,939	1,581,316

OTHER ASSETS	740,794	665,815

TOTAL ASSETS	$31,290,407	$30,621,143

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004 Restated	June 30, 2004 Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities – long-term debt	$767,720	$772,704
Current maturities – capital lease	22,694	17,710
Accounts payable – trade	3,801,378	2,821,866
Accounts payable – related party	26,875	21,000
Accrued expenses	1,140,842	1,074,705
Dealer incentives	1,310,765	1,203,522
Customer deposits	146,420	86,077
Allowance for boat repurchases	75.000	75,000
Warranty reserve	710,000	710,000

Total Current Liabilities	8,001,694	6,782,584

LONG-TERM DEBT, less current maturities	17,686,349	17,862,521
CAPITAL LEASE, less current maturities	—	6,657
DEFERRED TAX LIABILITY	243,744	247,655
COMMITMENTS AND CONTINGENCIES (Note 5)

Total Liabilities	25,931,787	24,899,417

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,814,275 shares issued and outstanding as of September 30, 2004 and 4,807,608 as of June 30, 2004	48,142	48,076
Additional paid-in capital	10,527,053	10,517,451
Accumulated earnings (deficit)	(5,165,639)	(4,791,596)

	5,409,556	5,773,931

Less: Treasury stock, at cost 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income from interest rate swap	59,812	58,543

Total Stockholders’ Equity	5,358,620	5,721,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,290,407	$30,621,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30, 2004 Restated	September 30 2003

NET SALES	$16,742,307	$12,885,232
COST OF SALES	14,749,159	10,853,051

Gross Profit	1,993,148	2,032,181

EXPENSES:
Selling expenses	1,506,166	1,355,570
General and administrative expenses	586,788	565,859

Total Expenses	2,092,954	1,921,429

OPERATING INCOME (LOSS)	(99,806)	110,752

NON-OPERATING INCOME (EXPENSE):
Other income	698	3,059
Interest expense	(274,229)	(470,158)

Total Non-operating Income (Expense)	(273,531)	(467,099)

INCOME (LOSS) BEFORE INCOME TAXES	(373,337)	(356,347)

CURRENT TAX EXPENSE (BENEFIT)	—	—

DEFERRED TAX EXPENSE (BENEFIT)	—	—

NET INCOME (LOSS)	$(373,337)	$(356,347)

BASIC EARNINGS (LOSS) PER SHARE	$(.08)	$(.08)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,808,260	4,757,608

DILUTED EARNINGS (LOSS) PER SHARE	$(.08)	$(.08)

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,808,260	4,757,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended
	September 30, 2004 Restated	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(373,337)	$(356,347)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	499,162	521,041
Amortization	19,986	226,997
Non-cash expense	—	42,783
Change in assets and liabilities:
(Increase) decrease
Accounts receivable	21,746	(1,273,241)
Inventories	(123,750)	132,124
Prepaid expenses	(101,116)	(161,639)
Increase (decrease)
Accounts payable	985,387	(5,733,283)
Accrued expenses	65,430	39,419
Dealer incentives	107,243	(113,525)
Customer deposits	60,343	(181,711)

Net Cash Provided (Used) by Operating Activities	1,161,094	(6,857,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(328,258)	(34,700)
Investment in molds and related plugs	(493,607)	(202,700)
(Increase) decrease in other assets	(119,891)	199,882

Net Cash Provided (Used) by Investing Activities	(941,756)	(37,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	17,909,320
Payments of long-term debt	(181,562)	(8,980,049)
Payment of deferred loan costs	—	(148,129)
Proceeds from exercise of stock options	9,668	—

Net Cash Provided (Used) by Financing Activities	(171,894)	8,781,142

Net increase in cash and cash equivalents	47,444	1,886,242

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Continued)

	For the Three Months Ended
	September 30, 2004 Restated	September 30, 2003

Cash and cash equivalents at the beginning of period	3,622,257	1,224,935

Cash and cash equivalents at the end of period	$3,669,701	$3,111,177

	For the Three Months Ended
	September 30, 2004	September 30, 2003

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$150,791	$248,092
Income taxes	$—	$—

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended June 30, 2004. The results of operations for the three month periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At September 30, 2004 and June 30, 2004, the Company had $3,569,701 and $3,522,258, respectively, in excess of federally insured amounts held in cash.

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

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the three months ended September 30, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (continued)

	For the Three Months Ended
	September 30, 2004 Restated	September 30, 2003

Net income (loss) as reported	$(373,337)	$(356,347)
Add: Stock-based nonemployee compensation expense included in reported net income	—	1,795
Deduct: Total stock-based employee compensation expense determined under fair value based method	(4,221)	(5,193)

Net Income (Loss) Proforma	$(377,558)	(359,745)

Basic earnings (loss) per share: As reported	$(.08)	$(.08)

Proforma	$(.08)	$(.08)

Diluted earnings (loss) per share: As reported	$(.08)	$(.08)

Proforma	$(.08)	$(.08)

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2004 and June 30, 2004 consisted of the following:

	September 30, 2004 Restated	June 30, 2004 Restated

Trade accounts receivable	$3,568,342	$3,590,087
Allowance for doubtful accounts	(82,841)	(82,841)

Net accounts receivables	$3,485,501	$3,507,246

The Company reviews its receivables on a regular basis and adjusts its allowance for doubtful accounts based upon its best judgment. The Company believes these amounts (net of the allowance for doubtful accounts) to be fully realizable and has pledged its receivables as collateral for its promissory note with Bank of America.

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTS RECEIVABLE (Continued)

An adjustment to trade accounts receivable for $61,600 was made to reverse a duplicate sale invoice discovered in the fourth quarter ended June 30, 2005 that was attributable to the quarter ended September 30, 2004. Additionally, adjustments of $260 were made to other receivables for errors in balances at September 30, 2004, related to accrual errors and subsidiary ledger adjustments that were not made in the proper period. Beginning balances were adjusted for errors related to the prior year trade receivables for $ 630,237.

NOTE 3 - INVENTORIES

Inventories at September 30, 2004 and June 30, 2004 consisted of the following:

	September 30, 2004 Restated	June 30, 2004 Restated
Parts and supplies	$2,155,032	$1,920,860
Work-in-process	2,075,918	1,999,076
Finished goods	596,202	783,466

	4,827,152	4,703,402
Obsolete inventory reserve	(50,000)	(50,000)

Total	$4,777,152	$4,653,402

The Company has pledged its inventories as collateral for its promissory note with Bank of America.

Reductions of $135,901 to work-in-process for the quarter ended September 30, 2004, were made in order to properly reflect the Company’s expenses associated with the Company’s support of certain costs related to the world speed record-setting boat from the fourth quarter ended June 30, 2005.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2004 Restated	June 30, 2004 Restated
9.9% loans payable to a financial institution for the purchase of vehicles, monthly payments totaling $1,383 through May 2005, secured by the vehicle purchased.	$14,992	$18,216

4.00% loan payable to a financial institution for the purchase of a vehicle, monthly payments of $726 through September 2006, secured by the vehicle purchased.	17,212	18,522

7.93% to 8% loans payable, borrowed against the cash surrender value of key-man life insurance policies 1998, 2001, and 2002, monthly payments of $25,004.	1,308,419	1,295,449

$18,000,000 credit agreement with a financial Corporation (See below)	17,113,446	17,303,038

	18,454,069	18,635,225
Less: Current maturities included in current liabilities	(767,720)	(772,704)

	$17,686,349	$17,862,521

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

These covenants change and generally become more restrictive in future periods. The following matrix lists the required covenant levels for the periods then indicated:

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Tangible Net Worth Floor	$4.3 Mil.	$4.475 Mil.	$4.5 Mil.	$4.8 Mil.	$4.95 Mil.	$5.225 Mil.
Current Maturity Coverage Ratio	1.25 to 1.00	1.30 to 1.00	1.40 to 1.00	1.50 to 1.00	1.50 to 1.00	1.50 to 1.00
Fund Debt to EBITDA	6.25 to 1.00	6.00 to 1.00	5.25 to 1.00	5.00 to 1.00	4.35 to 1.00	3.75 to 1.00
Gross Margin Floor %	13.50%	14.50%	14.50%	14.50%	14.50%	14.50%

The Company is required to renegotiate these covenants prior to June 30, 2005.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

The Company’s performance under the loan covenants for the current quarter ended September 30, 2004 was as follows:

1.	The applicable tangible net worth floor required by the Company’s lender for the current quarter ended September 30, 2004 was a tangible net worth not less than $4.50 million. The Company’s tangible net worth for purposes of determining compliance was $5.2 million.

2.	The current maturity coverage ratio required by the Company’s lender for the current quarter ended September 30, 2004 was a ratio not less than 1.40 to 1.00. The Company’s current maturity coverage ratio for purposes of determining compliance was 1.90 to 1.00.

3.	The funded debt to EBITDA ratio required by the Company’s lender for the current quarter ended September 30, 2004 was a ratio not more than 5.25 to 1.00. The Company’s funded debt to EBITDA ratio for purposes of determining compliance was 5.41 to 1.00.

4.	The gross margin percentage floor required by the Company’s lender for the current quarter ended September 30, 2004 was a gross margin percentage of not less than 14.5%. The Company’s gross margin percentage for purposes of determining compliance was 12.1%.

As of September 30, 2004 the Company was not in compliance with the funded debt to EBITDA as well as the gross margin percentage floor. The Company has obtained a letter from Bank of America waiving compliance with the requirements of the Loan Agreement for the reporting period ending September 30, 2004.

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

During July 2003, the Company issued 273,146 options to purchase common stock to Brunswick Corporation as a condition of guaranteeing the Bank of America loan. The options are exercisable only under conditions of default by the Company of its loan and Brunswick having exercised its guarantee of the loan. Should Brunswick Corporation exercise its option to purchase the Company President’s stock, the Company has agreed to issue additional common shares which would result in Brunswick owning, together with the shares purchased from the Company President, 50.1% of the Company’s outstanding shares at the weighted average market closing price for the previous 30 days. The Company also agreed not to issue any equity instruments without prior approval of Brunswick Corporation.

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

Interest Rate Risk - At September 30, 2004, the Company owed $17,113,446 on an $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at the one month LIBOR plus 2.50% or 3.95% as of September 30, 2004, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense.

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

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

At September 30, 2004, the Company had receivables and advances from its employees amounting to $19,452.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The components of federal income tax expense from continuing operations consist of the following:

	For the Three Months Ended
	September 30, 2004	September 30, 2003
	Restated
Current income tax expense:
Federal	$—	$—
State	—	—

Net current tax (benefit)	$—	$—

Deferred tax expense (benefit) Resulted from:
Excess of tax over financial accounting depreciation	$(18,141)	$(17,937)
Donations	(307)	(936)
Bad debt reserves	64,617	—
Accrued dealer incentive interest	(41,935)	(16,518)
Accrued executive compensation	(12,046)	19,845
Accrued dealer service incentives	—	—
Inventory adjustment –Sec. 263A	(31,303)	4,209
Increase in NOL carryforward	(103,192)	(84,549)
Valuation allowance	142,307	95,886

Net deferred tax expense (benefit)	$—	$—

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows:

	For the Three Months Ended
	September 30, 2004	September 30, 2003
	Restated
Computed tax at the expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	5.00%	5.00%
Valuations allowance	(38.12)%	(26.91)%
Compensation from stock options	0.41%	(4.68)%
Officer’s life insurance	0.00%	(6.14)%
Other	(1.29)%	(1.27)%

Effective income tax rates	0.00%	0.00%

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2004	June 30, 2004
	Restated	Restated
Deferred tax assets:
Warranty reserve	$276,900	$276,900
Obsolete inventory reserve	19,500	19,500
Allowance for boat repurchases	29,250	29,250
Bad debt reserve	(32,308)	32,308
Accrued Dealer incentive interest	67,007	25,072
Inventory adjustments - Sec. 263A	164,566	133,264
State NOL carryforwards	491,358	478,128
Federal NOL carryforwards	2,287,327	2,197,365
Alternative minimum tax credits	41,524	41,524
Accrued executive compensation	65,456	53,410
Donations carryforwards	4,915	4,608
Health insurance reserve	49,140	49,140
Investment tax credits	86,294	86,294

Total deferred assets	3,550,929	3,426,763
Less: Valuation allowance for deferred tax assets	(2,207,848)	(2,065,541)

Net deferred tax assets	1,343,081	1,361,222

Deferred tax liabilities:
Excess of financial accounting depreciation over tax	$(1,343,081)	$(1,361,222)

Net deferred tax assets (liabilities)	$—	$—

Net deferred tax assets (liabilities) are presented as follows:

	September 30, 2004	June 30, 2004
	Restated	Restated
Current deferred tax assets:	$243,744	$247,655
Deferred tax liabilities	(243,744)	(247,655)

Net deferred tax assets (liabilities)	$—	$—

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

The weighted average common shares and common equivalent shares outstanding for the three month periods ended September 30, 2004 and 2003 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended
	September 30, 2004	September 30, 2003
Weighted average common shares outstanding used in basic earnings per share for the three and six months ending	4,808,260	4,757,608

Effect of dilutive stock options	—	—

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,808,260	4,757,608

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

NOTE 10 – VALUATION AND QUALIFYING ACCOUNTS

The balance in the following valuation and qualifying accounts at September 30, 2004 and change from the year ended June 30, 2004 are as follows:

Valuation and Qualifying Account Description	June 30, 2004 Restated	Expense Adjustments	Other Reductions Restated	September 30, 2004 Restated
Allowance for doubtful accounts	$82,841	—	—	$82,841
Inventory valuation reserve	$50,000	—	—	$50,000
Deferred tax valuation allowance	$2,065,540	—	$142,308	$2,207,848
Warranty reserve	$710,000	$487,210	$(487,210)	$710,000
Allowance for boat repurchases	$75,000	—	—	$75,000

ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following tables should be read in conjunction with management’s discussion and set forth, for the periods and dates indicated, certain financial, operating and balance sheet data including, as applicable, the percentages of net sales:

	For the Three Months Ended				Change over the Prior Period
	September 30, 2004 Restated		September 30, 2003
Net sales	$16,742,307	100.0%	$12,885,232	100.0%	$3,857,075	29.9%
Cost of sales	14,749,159	88.1%	10,853,051	84.2%	3,896,108	35.9%
Gross profit	$1,993,148	11.9%	$2,032,181	15.8%	$(39,033)	(0.2)%
Selling expense	$1,506,166		$1,355,570		$150,596
General and administrative expense	$586,788		$565,859		$20,929
Interest expense	$274,229		$470,158		$(195,929)
Net income (loss)	$(373,337)		$(356,347)		$(16,990)
Boat shipments (Units shipped)	107		92		15

Net Sales – The increase in net sales of $3,857,075 during the three months ended September 30, 2004, from the comparable period during the previous year was primarily attributable to changes in the mix of the Company’s products sold and an increase in the number of the boats sold by the Company.

Gross Profit – The decrease in gross profit of $39,033 for the three months ended September 30, 2004, as compared to the comparable period in the previous year is primarily attributable to the increase in the number of units sold coupled with changes in the mix of boats sold as discussed above. The decrease in gross profit as a percentage of sales is primarily attributable to increased material costs charged by the Company’s material vendors with no offsetting increase in unit selling prices. The Company is currently reviewing its unit selling prices and anticipates that it will be able to raise them.

Selling Expenses – Selling expenses for the three months ended September 30, 2004 were $150,596 more than the amounts incurred during the comparable period in the previous year and represent normal expenditures for sales and marketing activities of the Company. Additionally, there was an increase in the Company’s support of racing expense of $118,242 in the quarter ended September 30, 2004. These expenses were reclassed from the fourth quarter ended June 30, 2005 to properly reflect expenses of each quarter.

General and Administrative Expenses – General and administrative expenses increased $20,929 for the three months ended September 30, 2004, over the comparable period in the previous year and represent normal expenditures for the administrative activities of the Company.

Interest Expense – The interest expense during the three months ended September 30, 2004 of $274,229 was $195,929 less than the interest expense during the comparable quarter in the previous year. The reduction in interest expense is attributable mainly to the write-off of the unamortized closing costs of a loan with G. E. Capital that occurred during the quarter ended September 30, 2003 which was not duplicated in the current period. In addition, there was a $12,298 reduction in interest expense as result of the capitalization of interest for self-constructed assets as well as a correction of interest expense for $90,615 related to the Bank of America loan balance. The capitalized interest costs were reclassed from the fourth quarter ended June 30, 2005.

Net Income (Loss) – The increase in net loss of $16,990 resulting in net loss of $373,337 versus a net loss of $356,347 during the three months ended September 30, 2004 and 2003, respectively is primarily attributable to the increase in cost of sales and selling and administrative expenses as discussed above.

Income Tax - Current tax expense is $0 and $0 for the three months ended September 30, 2004 and 2003, respectively. Deferred tax expense is $0 and $0 for the three months ended September 30, 2004 and 2003, respectively. The Company’s lack of income tax expense is a result of net operating loss carryovers from the year ended June 30, 2002. There remains $6,727,432 for Federal and $9,827,162 for State tax purposes of net operating loss carryovers available till the years 2022 and 2023, to offset current tax expenses.

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

Management estimates, based on the Company’s increased backlog of orders, that sales volumes will continue to improve in the near future thus resulting in improved earnings and partial or full absorption of the net operating tax loss carryovers. However, the Company has not reduced the tax asset valuation allowance since, with the exception of order backlog; it is very difficult to predict future sales volumes in an uncertain economy. Management regularly reviews the Company’s need for the valuation allowance and expects that it will not be required in its entirety in the coming years. As operating results and the economy stabilize and future sales volumes increase, management will give increasing consideration to reducing the valuation allowance or eliminating it altogether.

Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company’s condensed consolidated financial statements for the dates indicated:

	Balances as of		Increase (Decrease)
	September 30, 2004 Restated	June 30, 2004 Restated
Cash and cash equivalents	$3,669,701	$3,622,258	$47,443
Working capital	$4,741,308	$5,677,634	$(936,326)
Current ratio	1.59 to 1.00	1.84 to 1.00

Cash increased by $47,443 to $3,669,701 during the three months ended September 30, 2004 from $3,622,258 at June 30, 2004. The increase in cash can generally be attributed to normal operations of the Company.

Cash provided by operations for the three months ended September 30, 2004 was $1,161,094 and was primarily attributable to an increase in receivables, prepaids, accounts payable and other liabilities.

Cash used in investing activities was $941,756 and was primarily attributable to boat mold and tooling expenditures ($493,607) to support the Company’s new fish boat designs that are to be introduced in the current fiscal year and improvements to the Company’s manufacturing line ($328,258) intended to increase manufacturing efficiency.

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because of the increase in sales volumes and sales backlogs at the date of this filing. The Company has maintained a record sales backlog through the date of this report and is currently enjoying an increasingly favorable business climate for its products.

Certain reclass and corrections to the accounts related to the Liquidity and Capital Resources were effected for the quarter ended September 30, 2004. The related corrections and reclass adjustments have been effected in the above discussions where appropriate.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At September 30, 2004, the Company owed $17,113,446 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.50% or 3.95% as of September 30, 2004, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense, resulting in a negative impact on the Company’s liquidity and results of operations.

ITEM 4. Controls and Procedures

In the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective in enabling the Company to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. However, in connection with the additional review done in connection with the restatement and the preparation of this Form 10-Q/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out another evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal controls over financial reporting discussed below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

As described more fully elsewhere in this Form 10-Q/A, the Company, through an internal review process, identified certain accounting errors made during the quarter ended September 30, 2004. The errors related primarily certain account balances and certain income and expense amounts being previously reported in an incorrect quarter. After an extensive investigation, the Company has identified the journal entries and transactions that caused the errors. The Company concluded as part of its review process that these entries needed to be corrected to properly report its financial condition and results of operations. The Company has corrected these errors and other insignificant errors in the restatement. See “Explanatory Note” and Notes 1,2,3,4,8 & 10 to the Consolidated Financial Statements for further information and a detailed description of the corrections of the Company’s financial statements made in the restatement.

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

As a result of these material weaknesses, certain account balances and certain income and expense amounts being previously reported in an incorrect quarter. The Company’s reconciliation and review processes, which should had detected these errors, were not adequate to do so, with the result that the Company’s financial statements as of and for the quarter ended September 30, 2004 were materially misstated prior to restatement.

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

ITEM 5: Other Information.

None.

ITEM 6: Exhibits.

(a). Exhibits.

An index of exhibits that is a part of this Form 10-Q/A appears following the signature page and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

By:	/s/ Irving L. Smith	Date: October 12, 2005
Irving L. Smith
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350