Form 10-Q/A
period 2004-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2005-10-12
CIK 764858

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2004
Common Stock, $.01 par value	4,814,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

		Page No.

	Explanatory Note	3

Part I	Financial Information

	Item 1. Financial Statements
	Unaudited Condensed Consolidated Balance Sheets, December 31, 2004 and June 30, 2004	4 - 5

	Unaudited Condensed Consolidated Statements of Operations, for the three months and six months ended December 31, 2004 and 2003	6

	Unaudited Condensed Consolidated Statements of Cash Flows, for the three months and six months ended December 31, 2004 and 2003	7 - 8

	Notes to Unaudited Condensed Consolidated Financial Statements	9 - 21

	Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	22 - 24

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	24

	Item 4. Controls and Procedures	24 - 25

Part II	Other Information

	Items 1, 2, 3, 4, 5 & 6	26 - 27

	Signature	28

	Exhibits	29

EXPLANATORY NOTE

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As previously announced, the Audit Committee of the Board of Directors of Fountain Powerboat Industries, Inc. (the “Company”), together with the management of the Company, have concluded that the Company should restate its consolidated financial statements for the quarter ended December 31, 2004.

As previously disclosed, the Company, through an internal review process has identified certain accounting errors made during the quarter ended December 31, 2004. The Company discovered that there were omissions and errors in the entry and reconciliation of certain items to the general ledger during these periods. The Company concluded as part of its review process that these entries needed to be corrected to properly report its financial condition and results of operations. These errors have been corrected in the accompanying condensed consolidated financial statements. Specifically, the errors are the result of certain account balances and certain income and expense amounts being previously reported in an incorrect quarter. As a result, the amounts previously reported did not properly reflect the balances in cash, receivables and other liabilities at December 31, 2004. Furthermore, the consolidated statements of operations did not reflect the proper year-to-date and quarterly balances for sales revenues, cost of sales, selling expenses, administrative expenses, and interest expense.

In addition, the Company’s management has determined that the accounting errors referenced above were the result of material weaknesses in the Company’s internal control over financial reporting related to (i) its system of entry of certain types of transactions into the general and subsidiary ledgers and (ii) the reconciliation of general ledger balance sheet accounts to the appropriate underlying subsidiary records. The Company has taken steps to remediate the material weaknesses as of the date of this report. See Item 4. Controls and Procedures.”

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, initially filed with the Securities and Exchange Commission (SEC) on February 14, 2005 (the “Original Filing”) to reflect the restatement of the Company’s consolidated financial statements as of and for the quarter ended December 31, 2004 and the notes related thereto. Changes were made in the notes to the consolidated financial statements as clarifications of information previously reported in the Original Filing. See notes 1, 2, 3, 4, 8 & 10 to the consolidated financial statements in this Form 10-Q/A for further information. Additional changes were also made to the Managements’ Discussion and Analysis of the Results of Operations and Financial Condition in this Form 10-Q/A to further explain the Company’s reasons for these amendments. Except for the amended information referred to above, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing. In addition, this Form 10-Q/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

PART I. FINANCIAL INFORMATION.

ITEM 1: Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	Restated	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,237,776	$3,622,258
Accounts receivable, net	4,345,133	3,507,246
Inventories	4,575,934	4,653,402
Prepaid expenses	385,853	429,657
Deferred tax assets	238,195	247,655

Total Current Assets	12,782,891	12,460,218

PROPERTY, PLANT AND EQUIPMENT	44,687,524	43,183,460
Less: Accumulated depreciation	(28,022,767)	(27,269,666)

	16,664,757	15,913,794

CASH SURRENDER VALUE LIFE INSURANCE	1,683,097	1,581,316
OTHER ASSETS	727,245	665,815

TOTAL ASSETS	$31,857,990	$30,621,143

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

	December 31, 2004	June 30, 2004
	Restated	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$775,691	$772,704
Current maturities of capital lease	17,709	17,710
Accounts payable	4,243,676	2,821,866
Accounts payable – related party	10,750	21,000
Accrued expenses	370,515	1,074,705
Dealer incentives	2,039,774	1,203,522
Customer deposits	708,715	86,077
Allowance for boat repurchases	75,000	75,000
Warranty reserve	710,000	710,000

Total Current Liabilities	8,951,830	6,782,584

LONG-TERM DEBT, less current portion	17,186,379	17,862,521

CAPITAL LEASE, less current maturities	1,843	6,657

DEFERRED TAX LIABILITY	238,195	247,655

COMMITMENTS AND CONTINGENCIES [NOTE 6]	—	—

Total Liabilities	26,378,247	24,899,417

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 200,000,000 shares authorized, 4,814,275 shares issued and outstanding as of December 31, 2004 and 4,807,608 as of June 30, 2004	48,142	48,076
Additional paid-in capital	10,527,053	10,517,451
Accumulated deficit	(5,028,234)	(4,791,596)

	5,546,961	5,773,931
Less: Treasury stock, at cost, 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income from interest rate swap	43,530	58,543

Total Stockholders’ Equity	5,479,743	5,721,726

Total Liabilities and Stockholders’ Equity	$31,857,990	$30,621,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	Restated		Restated
NET SALES	$17,256,520	$13,361,811	$33,998,827	$26,247,043

COST OF SALES	14,880,617	11,334,711	29,629,776	22,187,762

Gross Profit	2,375,903	2,027,100	4,369,051	4,059,281

EXPENSES:
Selling Expenses	1,029,424	1,050,694	2,535,590	2,406,264
General and Administrative Expenses	942,288	519,353	1,529,076	1,085,212

Total Expenses:	1,971,712	1,570,047	4,064,666	3,491,476

OPERATING INCOME	404,191	457,053	304,385	567,805

NON-OPERATING INCOME (EXPENSE):
Other income (expense)	94	(1,962)	792	1,097
Interest expense	(266,880)	(216,032)	(541,109)	(686,190)

Total Non-operating Income (Expense)	(266,786)	(217,994)	(540,317)	(685,093)

INCOME (LOSS) BEFORE INCOME TAXES	137,405	239,059	(235,932)	(117,288)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$137,405	$239,059	$(235,932)	$(117,288)

BASIC EARNINGS (LOSS) PER SHARE	$.03	$0.05	$(.05)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,814,275	4,757,608	4,811,268	4,757,608

DILUTED EARNINGS (LOSS) PER SHARE	$.03	$0.05	$(.05)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,866,882	4,819,635	4,811,268	4,757,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Six Months Ended
	December 31, 2004	December 31, 2003
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(235,932)	$(117,288)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expense	962,475	1,042,909
Amortization of deferred loan cost	39,969	246,980
Non – cash expense	—	9,085
Change in assets and liabilities:
(Increase) in accounts receivable	(837,886)	(223,752)
(Increase) in inventories	77,468	(431,179)
(Increase) decrease in prepaid expenses	43,804	(193,816)
Increase (decrease) in accounts payable	1,411,560	(5,688,483)
Decrease in accrued expenses	(704,897)	(447,814)
Increase in dealer incentives	836,252	427,658
Increase (decrease) in customer deposits	622,638	(60,721)

Net Cash Provided (Used) by Operating Activities	2,215,451	(5,436,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(739,473)	(110,857)
Investment in molds and related plugs	(1,003,658)	(481,269)
(Increase) in other assets	(169,008)	(222,468)

Net Cash Used by Investing Activities	(1,912,139)	(814,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	18,067,841
Payments of long-term debt	(697,462)	(8,898,421)
Payment of deferred loan cost	—	(148,129)
Proceeds from stock options exercised	9,668	—

Net Cash Provided (Used) by Financing Activities	(687,794)	9,021,291

Net increase (decrease) in cash and cash equivalents	(384,482)	2,770,276

Cash and cash equivalents at beginning of period	3,622,258	1,224,935

Cash and cash equivalents at end of period	$3,237,776	$3,995,211

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Continued)

	For the Six Months Ended
	December 31, 2004	December 31, 2003
	Restated
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$513,604	$498,339

Income Taxes	$—	$—

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

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At December 31, 2004 and June 30, 2004, the Company had $3,137,776 and $3,522,258, respectively, in excess of federally insured amounts held in cash.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (continued)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	Restated		Restated
Net Income (Loss) as Reported	$137,405	$239,059	$(235,932)	$(117,288)
Add: Stock-based non-employee Compensation expense included in Reported net income				1,795
Deduct: Total stock-based employee Compensation expense determined Under fair value based method	(4,221)	(5,193)	(8,442)	(10,386)

Net Income (Loss) Pro forma	$133,184	233,866	$(244,374)	$(125,879)

Basic earnings (loss) per share:
As reported	$.03	$0.05	$(.05)	$(0.02)

Pro forma	$.03	$0.05	$(.05)	$(0.02)

Diluted earnings (loss) per share:
As reported	$.03	$0.05	$(.05)	$(0.02)

Pro forma	$.03	$0.05	$(.05)	$(0.02)

NOTE 2 - ACCOUNTS RECEIVABLE

As of December 31, 2004, accounts receivable were $4,345,133 net of the allowance for bad debts of $82,841. Accounts Receivable, as of June 30, 2004, were $3,507,247 net of the allowance for bad debts which amounted to $82,841. The Company reviews its receivables on a regular basis and adjusts its allowance for doubtful accounts based upon its best judgment. The Company believes these amounts (net of the allowance for doubtful accounts) to be fully realizable and has pledged its receivables as collateral for its promissory note with Bank of America.

Additionally, certain corrections were made to the beginning balances in accounts receivable for the quarter ended December 31, 2004, as a result of the adjustments previously made for the quarter ended September 30, 2004.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

Inventories at December 31, 2004 and June 30, 2004 consisted of the following:

	December 31, 2004	June 30, 2004
	Restated
Parts and supplies	$2,064,945	$1,920,860
Work-in-process	2,284,007	1,999,076
Finished Goods	276,982	783,466

	4,625,934	4,703,402
Obsolete inventory reserve	(50,000)	(50,000)

Total Inventory	$4,575,934	$4,653,402

The Company has pledged its inventories as collateral for its promissory note with Bank of America.

Additionally, certain corrections were made to the beginning balances in work-in-process for the quarter ended December 31, 2004, as a result of the adjustments previously made for the quarter ended September 30, 2004.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

The following is a summary of long-term debt:

		December 31, 2004	June 30, 2004
		Restated	Restated
9.99%	Loans payable to a financial institution for the purchase of vehicles, monthly payments totaling $1,383 through May 2005 secured by the vehicles purchased	$10,673	$18,216

4.00%	Loan payable to a financial institution for the purchase of a vehicle, monthly payments of $726 through September 2006, secured by the vehicle purchased	$14,597	$18,522

7.93%	to 8% loans payable borrowed against the cash surrender value of key-man life insurance policies 1998, 2001, and 2002, monthly payments of $25,004	$1,355,577	$1,295,449

	$18,000,000 credit agreement with a financial corporation (See below)	$16,581,223	$17,303,038

		17,962,070	18,635,225

Less:	Current portions included incurrent liabilities	(775,691)	(772,704)

		$17,186,379	$17,862,521

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

The Company’s performance under the loan covenants for the current quarter ended December 31, 2004 was as follows:

1.	The applicable tangible net worth floor required by the Company’s lender for the current quarter ended December 31, 2004 was a tangible net worth not less than $4.80 million. The Company’s tangible net worth for purposes of determining compliance was $5.3 million.

2.	The current maturity coverage ratio required by the Company’s lender for the current quarter ended December 31, 2004 was a ratio not less than 1.50 to 1.00. The Company’s current maturity coverage ratio for purposes of determining compliance was 1.85 to 1.00.

3.	The funded debt to EBITDA ratio required by the Company’s lender for the current quarter ended December 31, 2004 was a ratio not more than 5.00 to 1.00. The Company’s funded debt to EBITDA ratio for purposes of determining compliance was 5.34 to 1.00.

4.	The gross margin percentage floor required by the Company’s lender for the current quarter ended December 31, 2004 was a gross margin percentage of not less than 14.5%. The Company’s gross margin percentage for purposes of determining compliance was 13.6%.

As of December 31, 2004 the Company was not in compliance with the funded debt to EBITDA ratio as well as the gross margin percentage floor. The Company has obtained a letter from Bank of America waiving compliance with the requirements of Section 4.A., of the Loan Agreement for the reporting period ending December 31, 2004.

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

Interest Rate Risk - At December 31, 2004, the Company owed $16,581,223 on an $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at the one month LIBOR plus 2.50% or 3.95% as of December 31, 2004, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The components of federal income tax expense from continuing operations consist of the following:

	For the Six Months Ended
	December 31, 2004	December 31, 2003
	Restated
Current income tax expense:
Federal	$—	$—
State	—	—

Net current tax (benefit)	$—	$—

Deferred tax expense (benefit) resulted from:
Excess of tax over financial accounting depreciation	(89,553)	(31,946)
Donations	(1,282)	(1,043)
Accrued Vacation - Current	19,812	—
Accrued dealer incentive interest	(29,255)	(32,673)
Accrued Profit Sharing - Executive	20,800	51,620
Accrued Dealer service incentive	(61,010)	5,460
Health Insurance Reserve	—	(4,680)
Inventory adjustment-Sec.263A	23,042	(13,734)
Decrease (increase) in NOL carryforward	(22,716)	6,014
Valuation allowance	140,162	20,982

Net deferred tax expense (benefit)	$—	$—

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows:

	For the Six Months Ended
	December 31, 2004	December 31, 2003
	Restated
Computed tax at the expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	5.00%	5.00%
Valuations allowance	(59.41)%	(19.06)%
Depreciation provision	25.19%	0.00%
Other	(4.78)%	(19.94)%

Effective income tax rates	0.00%	0.00%

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	For the Six Months Ended
	December 31, 2004	June 30, 2004
	Restated	Restated
Deferred tax assets:
Warranty reserve	276,900	276,900
Obsolete inventory reserve	19,500	19,500
Allowance for boat repurchases	29,250	29,250
Bad Debt Reserve	32,308	32,308
Accrued Dealer incentive interest	54,327	25,072
Inventory adjustments – Sec.263A	110,222	133,264
State NOL Carryforward	481,040	478,128
Federal NOL Carryforward	2,217,168	2,197,365
Alternative minimum tax credits	41,524	41,524
Donations carryforward	5,890	4,608
Health insurance reserve	49,140	49,140
Investment tax credits	86,294	86,294
Accrued Vacation current	(19,812)	—
Accrued Profit Sharing - Executive	32,610	53,410
Accrued Dealer Service Incentive	61,010	—

Total deferred assets	$3,477,371	$3,426,763
Less: Valuation allowance for deferred tax assets	(2,205,702)	(2,065,541)

Net deferred tax assets	$1,271,669	$1,361,222

Deferred tax liabilities:

Excess of financial accounting depreciation over tax	(1,271,669)	(1,361,222)

Net deferred tax asset (liabilities)	$—	$—

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Net deferred tax assets (liabilities) are presented as follows:

	December 31, 2004	June 30, 2004
	Restated	Restated
Current deferred tax assets	$238,195	$247,655
Deferred tax liabilities	(238,195)	(247,655)

Net deferred tax assets (liabilities)	$—	$—

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

The weighted average common shares and common equivalent shares outstanding for the six month periods ended December 31, 2004 and 2003 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Weighted average common shares outstanding used in basic earnings per share for the three and six months ending	4,814,275	4,757,608	4,811,268	4,757,608
Effect of dilutive stock options	52,607	62,027	—	—

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,866,882	4,819,635	4,811,268	4,757,608

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

NOTE 10 – VALUATION AND QUALIFYING ACCOUNTS

The balance in the following valuation and qualifying accounts at December 31, 2004 and change from the year ended June 30, 2004 are as follows:

Valuation and Qualifying Account Description	June 30, 2004	Expense Adjustment	And Other Reductions	December 31, 2004
	Restated		Restated	Restated
Allowance for doubtful accounts	$82,841			$82,841
Inventory valuation reserve	$50,000			$50,000
Deferred tax valuation allowance	$2,065,540		140,162	$2,205,702
Warranty reserve	$710,000	877,690	(877,690)	$710,000
Allowance for boat repurchases	$75,000			$75,000

ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

Net Sales – Net sales for the three months ended December 31, 2004 were $17,256,520, an increase of $3,894,709 or 29.2%, as compared to net sales of $13,361,811 for the three months ended December 31, 2003. Net sales for the six months ended December 31, 2004 were $33,998,827, an increase of $7,751,784 or 29.5%, as compared to net sales of $26,247,043 for the six months ended December 31, 2003. The increase in net sales is primarily attributable to increased unit sales of fish boats and express cruisers.

Gross Profit – Gross profit for the three months ended December 31, 2004 was $2,375,903 as compared to $2,027,100 for the three months ended December 31, 2003. Gross profit for the six months ended December 31, 2004 was $4,369,051 as compared to $4,059,281 for the six months ended December 31, 2003. The increase in gross profits is attributable to the increase in the number of units sold.

Selling Expenses – Selling expenses for the three months ended December 31, 2004 were $1,029,424 as compared to $1,050,694 for the three months ended December 31, 2003. Selling expenses for the six months ended December 31, 2004 were $2,535,590 as compared to $2,406,264 for the six months ended December 31, 2003. The increase in selling expenses is related to the increase in sales and represents normal expenditures for sales and marketing activities of the Company.

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

Operating Income – Operating income for the three months ended December 31, 2004 was $404,191 as compared to $457,053 for the three months ended December 31, 2003. Operating income for the six months ended December 31, 2004 was $304,385 as compared to $567,805 for the six months ended December 31, 2003.

Interest Expense – Interest expense for the three months ended December 31, 2004 was $266,880 as compared to $216,032 for the three months ended December 31, 2003. Interest expense for the six months ended December 31, 2004 was $541,109 as compared to $686,190 for the six months ended December 31, 2003. The $145,081 reduction in interest expense, for the six months ended December 31, 2004, is attributable to the write-off of the unamortized closing costs of a loan with G. E. Capital that occurred during the quarter ended September 30, 2003 which was not duplicated in the current period.

Net Income (Loss) – Net (Loss) for the three months ended December 31, 2004 was $137,405 as compared to $239,059 for the three months ended December 31, 2003. Net (Loss) for the six months ended December 31, 2004 was $(235,932) as compared to a net loss of $(117,288) for the six months ended December 31,

Income Tax - Current tax expense is $0 for the three months ended December 31, 2004 and 2003, and is $0 for the six months ended December 31, 2004 and 2003, respectively. Deferred tax expense is $0 for the three months ended December 31, 2004 and 2003, and is $0 for the six months ended December 31, 2004 and 2003, respectively. The Company’s lack of income tax expense is a result of net operating loss carryovers from the year ended June 30, 2002. There remains $6,521,084 for federal and $9,620,814 for state tax purposes of net operating loss carryovers available until the years 2022 and 2023, to offset current tax expenses.

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

Liquidity and Capital Resources.

Cash decreased by $384,481 to $3,237,776 at December 31, 2004 from $3,622,258 at June 30, 2004. The decrease is primarily attributable to investments in molds and related tooling and improvements to the Company’s manufacturing line.

Cash provided by operations for the six months ended December 31, 2004 was $2,215,451 and was primarily attributable to the net income of the Company as adjusted by depreciation and an increase in customer deposits.

Cash used in investing activities for the six months ended December 31, 2004 was $1,912,139 and was primarily attributable to boat mold and tooling expenditures ($1,003,658) to support the Company’s new fish boat designs that are to be introduced in the current fiscal year and improvements to the Company’s manufacturing line and facilities ($739,473) intended to increase manufacturing capacity and efficiency.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At December 31, 2004, the Company owed $16,581,223 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.50% or 3.95% as of December 31, 2004, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. A hypothetical 50 basis point increase in interest rates would result in an approximately $45,000 increase in interest expense, resulting in a negative impact on the Company’s liquidity and results of operations.

ITEM 4. Controls and Procedures

In the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective in enabling the Company to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. However, in connection with the additional review done in connection with the restatement and the preparation of this Form 10-Q/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out another evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of material weaknesses in internal controls over financial reporting discussed below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

As described more fully elsewhere in this Form 10-Q/A, the Company, through an internal review process, identified certain accounting errors made during the quarter ended December 31, 2004. The errors related primarily certain account balances and certain income and expense amounts being previously reported in an incorrect quarter. After an extensive investigation, the Company has identified the journal entries and transactions that caused the errors. The Company concluded as part of its review process that these entries needed to be corrected to properly report its financial condition and results of operations. The Company has corrected these errors and other insignificant errors in the restatement. See “Explanatory Note” and Notes 1,2,3,4,8 & 10 to the Consolidated Financial Statements for further information and a detailed description of the corrections of the Company’s financial statements made in the restatement.

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

As a result of these material weaknesses, certain account balances and certain income and expense amounts being previously reported in an incorrect quarter. The Company’s reconciliation and review processes, which should had detected these errors, were not adequate to do so, with the result that the Company’s financial statements as of and for the quarter ended December 31, 2004 were materially misstated prior to restatement.

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

The shareholders ratified the Board of Directors appointment of Dixon Hughes PLLC as independent certified public accountants for the Company. The appointment was ratified by a vote of 4,120,010 shares for and 16,945 shares against or withheld, with 26,941 abstentions or broker nonvotes.

ITEM 5: Other Information.

Not Applicable

ITEM 6: Exhibits.

(a) Exhibits. An index of exhibits that is a part of this Form 10-Q/A appears following the signature page and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

By:	/s/ Irving L. Smith	Date: October 12, 2005
Irving L. Smith
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32.	Certifications pursuant to 18 U.S.C. Section 1350