Form 10-Q/A
period 2005-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2005-10-12
CIK 764858

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

As previously announced, the Audit Committee of the Board of Directors of Fountain Powerboat Industries, Inc. (the “Company”), together with the management of the Company, have concluded that the Company should restate its consolidated financial statements for the quarter ended March 31, 2005.

As previously disclosed, the Company, through an internal review process has identified certain accounting errors made during the quarter ended March 31, 2005. The Company discovered that there were omissions and errors in the entry and reconciliation of certain items to the general ledger during these periods. The Company concluded as part of its review process that these entries needed to be corrected to properly report its financial condition and results of operations. These errors have been corrected in the accompanying condensed consolidated financial statements. Specifically, the errors are the result of certain account balances and certain income and expense amounts being previously reported in an incorrect quarter. As a result, the amounts previously reported did not properly reflect the balances in cash, receivables and other liabilities at March 31, 2005. Furthermore, the consolidated statements of operations did not reflect the proper year-to-date and quarterly balances for sales revenues, cost of sales, selling expenses, administrative expenses, and for year-to-date only, interest expense.

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

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, initially filed with the Securities and Exchange Commission (SEC) on May 9, 2005 (the “Original Filing”) to reflect the restatement of the Company’s consolidated financial statements as of and for the quarter ended March 31, 2005 and the notes related thereto. Changes were made in the notes to the consolidated financial statements as clarifications of information previously reported in the Original Filing. See notes 1, 2, 3, 4, 8 & 10 to the consolidated financial statements in this Form 10-Q/A for further information. Additional changes were also made to the Managements’ Discussion and Analysis of the Results of Operations and Financial Condition in this Form 10-Q/A to further explain the Company’s reasons for these amendments. Except for the amended information referred to above, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing. In addition, this Form 10-Q/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

PART I. FINANCIAL INFORMATION.

ITEM 1: Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	June 30, 2004
	Restated	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,315,794	$3,622,258
Accounts receivable, net	3,473,034	3,507,246
Inventories	6,193,610	4,653,402
Prepaid expenses	780,994	429,657
Deferred tax assets	372,925	247,655

Total Current Assets	13,136,357	12,460,218

PROPERTY, PLANT AND EQUIPMENT	45,686,421	43,183,460
Less: Accumulated depreciation	(28,450,117)	(27,269,666)

	17,236,304	15,913,794

CASH SURRENDER VALUE LIFE INSURANCE, NET	2,013,094	1,581,316

OTHER ASSETS	584,232	665,815

TOTAL ASSETS	$32,969,987	$30,621,143

[Continued]

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

	March 31, 2005	June 30, 2004
	Restated	Restated
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$792,388	$772,704
Current maturities of capital lease	28,336	17,710
Accounts payable	4,176,640	2,821,866
Accounts payable – Related Party	27,826	21,000
Accrued expenses	1,453,751	1,074,705
Dealer incentives	2,964,103	1,203,522
Customer deposits	884,180	86,077
Allowance for boat repurchases	75,000	75,000
Warranty reserve	710,000	710,000

Total Current Liabilities	11,112,224	6,782,584

LONG-TERM DEBT, less current portion	15,740,508	17,862,521

CAPITAL LEASE, less current maturities	17,265	6,657

DEFERRED TAX LIABILITY	372,925	247,655

COMMITMENTS AND CONTINGENCIES [NOTE 6]	—	—

	27,242,922	24,899,417

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,814,275 shares issued and outstanding as of March 31, 2005 and 4,807,608 as of June 30, 2004	48,142	48,076
Additional paid-in capital	10,527,055	10,517,451
Accumulated deficit	(4,667,775)	(4,791,596)

	5,907,422	5,773,931

Less: Treasury stock, at cost, 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive Income (loss) from interest rate swap	(69,609)	58,543

Total Stockholders’ Equity	5,727,065	5,721,726

Total Liabilities and Stockholders’ Equity	$32,969,987	$30,621,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	Restated		Restated
NET SALES	$16,714,140	$15,790,650	$50,712,967	$42,037,693

COST OF SALES	13,822,547	12,671,582	43,452,323	34,859,344

Gross Profit	2,891,593	3,119,068	7,260,644	7,178,349

EXPENSES:
Selling Expenses	1,459,364	1,593,717	3,994,954	3,999,981
General and Administrative Expenses	824,396	487,891	2,353,472	1,573,103

Total Expenses:	2,283,760	2,081,608	6,348,426	5,573,084

OPERATING INCOME	607,833	1,037,460	912,218	1,605,265

NON-OPERATING INCOME (EXPENSE):
Other income	3,966	5,524	4,758	6,621
Interest expense	(252,308)	(288,619)	(793,417)	(974,809)

Total Non-operating Expense	(248,342)	(283,095)	(788,659)	(968,188)

INCOME BEFORE INCOME TAXES	359,491	754,365	123,559	637,077

INCOME TAX (BENEFIT)	(969)	—	(969)	—

NET INCOME	$360,460	$754,365	$124,528	$637,077

BASIC EARNINGS PER SHARE	$0.07	$0.16	$.03	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING	4,814,275	4,757,608	4,812,255	4,757,608

DILUTED EARNINGS PER SHARE	$0.07	$0.16	$.03	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,927,051	4,833,092	4,878,400	4,825,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDNSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31, 2005	March 31, 2004
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,528	$637,077

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation Expense	1,397,680	1,545,395
(Gain)/Loss on sale of fixed asset	(4,000)	11,696
Amortization of deferred loan cost	59,949	266,963
Provision for inventory obsolescence	14,907	9,085
Decrease in allowance for boat repurchases	—	(125,000)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	34,213	(1,570,486)
(Increase) in inventories	(1,540,208)	(1,177,448)
(Increase) in prepaid expenses	(351,337)	(4,742)
(Increase) decrease in other assets	21,634	(210,555)
Increase (decrease) in accounts payable	1,361,600	(5,627,029)
Increase (decrease) in accrued expenses	378,339	(271,691)
Increase in dealer incentives	1,760,581	850,792
Increase in customer deposits	798,103	231,549

Net cash flow provided (used) by operating activities	4,055,989	(5,434,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,236,275)	(153,463)
Investment in molds and related plugs	(1,483,911)	(774,384)
Proceeds from sale of fixed assets	4,000	25,000
Net Increase in Life Insurance – Cash Value	(431,778)	—

Cash used by investing activities	(3,147,964)	(902,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	18,067,841
Payments of long-term debt	(2,224,158)	(9,222,781)
Payment of deferred loan cost	—	(148,129)
Proceeds from stock options exercised	9,669	—

Cash provided (used) by financing activities	(2,214,489)	8,696,931

Net increase (decrease) in cash and cash equivalents	(1,306,464)	2,359,690

Cash and cash equivalents at beginning of period	3,622,258	1,224,935

Cash and cash equivalents at end of period	$2,315,794	$3,584,625

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNUADITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Nine Months Ended
	March 31, 2005	March 31, 2004
	Restated
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$702,802	$977,171

Income Taxes	$—	$—

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

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At March 31, 2005 and June 30, 2004, the Company had $2,215,794 and $3,522,258, respectively, in excess of federally insured amounts held in cash.

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

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the nine months ended March 31, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (continued)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2005	March 31, 2004	March 31 2005	March 31, 2004
	Restated		Restated
Net Income as Reported	$360,460	754,365	124,528	637,077
Add: Stock-based non-employee compensation expense included in reported net income	—	—	—	1,795
Deduct: Total stock-based employee compensation expense determined under fair value based method	(4,221)	(5,193)	(12,663)	(15,579)

Net Income (loss) Pro forma	$356,239	749,172	111,865	623,293

Basic earnings (loss) per share:
As reported	$0.07	0.16	.03	0.13

Pro forma	$0.07	0.16	.02	0.13

Diluted earnings (loss) per share:
As reported	$0.07	0.16	.03	0.13

Pro forma	$0.07	0.16	.02	0.13

NOTE 2 - ACCOUNTS RECEIVABLE

As of March 31, 2005, accounts receivable were $3,473,034 net of the allowance for bad debts of $82,841. Accounts Receivable, as of June 30, 2004, were $3,507,247 net of the allowance for bad debts which amounted to $82,841. The Company reviews its receivables on a regular basis and adjusts its allowance for doubtful accounts based upon its best judgment. The Company believes these amounts (net of the allowance for doubtful accounts) to be fully realizable and has pledged its receivables as collateral for its promissory note with Bank of America.

Additionally, certain corrections were made to the beginning balances in accounts receivable for the quarter ended March 31, 2005, as a result of the adjustments previously made in previous quarters.

NOTE 3 - INVENTORIES

Inventories at March 31, 2005 and June 30, 2004 consisted of the following:

	March 31, 2005	June 30, 2004
	Restated
Parts and supplies	$2,684,281	$1,920,860
Work-in-process	3,523,615	1,999,076
Finished Goods	50,621	783,466

	6,258,517	4,703,402
Obsolete inventory reserve	(64,907)	(50,000)

Total Inventory	$6,193,610	$4,653,402

The Company has pledged its inventories as collateral for its promissory note with Bank of America.

Additionally, certain corrections were made to the beginning balances in work-in-process for the quarter ended March 31, 2005, as a result of the adjustments previously made in previous quarters.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

The following is a summary of long-term debt:

		March 31, 2005	June 30, 2004
		Restated	Restated
9.99%	Loans payable to a financial institution for the purchase of vehicles, monthly payments totaling $1,383 through August 2005 secured By the vehicles purchased	$6,775	$18,216

4.00%	Loan payable to a financial institution for the purchase of a vehicle, monthly payments of $726 through September 2006, secured by the vehicle purchased	12,626	18,522

7.93%	to 8% loans payable borrowed against the cash surrender value of key-man life insurance policies 1998, 2001, and 2002, monthly payments of $25,004	—	1,295,449

	$18,000,000 credit agreement with a financial corporation (See below)	16,513,495	17,303,039

		16,532,896	18,635,226

Less:	Current portions included incurrent liabilities	(792,388)	(772,704)

		$15,740,508	$17,862,522

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS (Continued)

The Company’s performance under the loan covenants for the current quarter ended March 31, 2005 was as follows:

1.	The applicable tangible net worth floor required by the Company’s lender for the current quarter ended March 31, 2005 was a tangible net worth not less than $4.95 million. The Company’s tangible net worth for purposes of determining compliance was $5.5 million.

2.	The current maturity coverage ratio required by the Company’s lender for the current quarter ended March 31, 2005 was a ratio not less than 1.50 to 1.00. The Company’s current maturity coverage ratio for purposes of determining compliance was 1.58 to 1.00.

3.	The funded debt to EBITDA ratio required by the Company’s lender for the current quarter ended March 31, 2005 was a ratio not more than 4.35 to 1.00. The Company’s funded debt to EBITDA ratio for purposes of determining compliance was 5.74 to 1.00.

4.	The gross margin percentage floor required by the Company’s lender for the current quarter ended March 31, 2005 was a gross margin percentage of not less than 14.5%. The Company’s gross margin percentage for purposes of determining compliance was 17.3%.

As of March 31, 2005 the Company was not in compliance with the funded debt to EBITDA ratio which resulted from the changes made to the financial statements in this Form 10Q-A as well as the previous amended reports for the quarter ended September 30, 2004 and the amended annual report 10K-A for the year ended June 30, 2004.. The Company has obtained a letter from Bank of America waiving compliance with the requirements of Section 4.A., of the Loan Agreement for the reporting period ending March 31, 2005.

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

If Brunswick Corporation exercised fully their options with the Company and Company President under the loan guarantee they would own 50.1% of the outstanding stock of the Company.

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

Interest Rate Risk - At March 31, 2005 the Company owed $16,513,495 on an $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at the one month LIBOR plus 2.50% or 5.35% as of March 31, 2005 and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $41,000 increase in interest expense.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The components of federal income tax expense from continuing operations consist of the following:

	For the Nine Months Ended
	March 31, 2005	March 31, 2004
	RESTATED
Current income tax expense	$—	$—

Federal	—	—
State	(969)	—

Net current tax (benefit)	(969)	—

Deferred tax expense (benefit) resulted from:
Excess of tax over financial accounting depreciation	(22,940)	(58,893)
Donations	(1,477)	—
Reserve for Obsolete Inventory	(5,814)	—
Accrued vacation – current	(4,198)	—
Accrued dealer incentive interest	(27,783)	(46,795)
Accrued profit sharing – executive	20,800	51,620
Accrued dealer service incentive	(274,314)	11,310
Reserve for boat repurchases	—	48,750
Bad debt reserves	—	(21,450)
Health insurance reserve	—	(4,680)
Inventory adjustment – Section 263A	(14,390)	(37,505)
Decrease (increase) in NOL carryforward	394,284	338,111
Valuation allowance	(64,168)	(280,468)

Net deferred tax expense (benefit)	$—	$—

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows:

	For the Nine Months Ended
	March 31, 2005		March 31, 2004
	RESTATED
Computed tax at the expected federal statutory rate	34.00%		34.00%
State income taxes, net of federal benefit	5.00%		5.00%
Valuation allowance Depreciation provision	(51.53 19.75	)% %	(44.02 0.00	)% %
Compensation from stock options	(1.22)%		0.11%
Officer’s life insurance	0.00%		0.66%
Other	(5.73)%		4.25%

Effective income tax rates	0.27%		0.00%

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2005	June 30, 2004
	RESTATED	RESTATED
Deferred tax assets:
Warranty reserve	$276,900	$276,900
Obsolete inventory reserve	25,314	19,500
Allowance for boat repurchases	29,250	29,250
Bad debt reserve	32,308	32,308
Accrued dealer incentive interest	52,855	25,072
Inventory adjustments – Section 263A	147,655	133,264
State NOL carryforward	427,579	478,128
Federal NOL carryforward	1,853,630	2,197,365
Alternative minimum tax credits	41,524	41,524
Donations carryforward	6,085	4,608
Health insurance reserve	49,140	49,140
Investment tax credits	86,294	86,294
Accrued vacation current	4,198	—
Accrued profit sharing – executive	32,609	53,410
Accrued dealer service incentive	274,314	—

Total deferred assets	3,339,655	3,426,763
Less: Valuation allowance for deferred tax assets	(2,001,373)	(2,065,541)

Net deferred tax assets	1,338,282	1,361,222

Deferred tax liabilities
Excess of financial accounting depreciation over tax	(1,338,282)	(1,361,222)

Net deferred tax assets (liabilities)	$—	$—

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Net deferred tax assets (liabilities) are presented as follows:

	March 31, 2004	June 30 2004
	Restated	Restated
Current deferred tax assets	$372,925	$247,655
Deferred tax liabilities	(372,925)	(247,655)

Net deferred tax assets (liabilities)	$—	$—

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – VALUATION AND QUALIFYING ACCOUNTS

The balance in the following valuation and qualifying accounts at March 31, 2005 and change from the year ended June 30, 2004 are as follows:

Valuation and Qualifying Account Description	June 30, 2004	Expense Adjustment	And Other Reductions	March 31, 2005
	RESTATED		RESTATED	RESTATED
Allowance for doubtful accounts	$82,841			$82,841
Inventory valuation reserve	50,000	14,907		64,907
Deferred tax valuation allowance	2,065,540		(64,167)	2,001,373
Warranty reserve	710,000			710,000
Allowance for boat repurchases	75,000			75,000

ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations.

Net Sales – Net sales for the three months ended March 31, 2005 were $16,714,140, an increase of $923,490 or 5.8%, as compared to net sales of $15,790,650 for the three months ended March 31, 2004. Net sales for the nine months ended March 31, 2005 were $50,712,967, an increase of $8,675,274 or 20.6%, as compared to net sales of $42,037,693 for the nine months ended March 31, 2004. The increase in net sales is primarily attributable to increased unit sales of fish boats and express cruisers.

Gross Profit – Gross profit for the three months ended March 31, 2005 was $2,891,593 as compared to $3,119,068 for the three months ended March 31, 2004. Gross profit for the nine months ended March 31, 2005 was $7,260,644 as compared to $7,178,349 for the nine months ended March 31, 2004. The increase in gross profits is attributable to the increase in the number of units sold.

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

Selling Expenses – Selling expenses for the three months ended March 31, 2005 were $1,459,364 as compared to $1,593,717 for the three months ended March 31, 2004. Selling expenses for the nine months ended March 31, 2005 were $3,994,954 as compared to $3,999,981 for the nine months ended March 31, 2004.

General and Administrative Expenses – General and administrative expenses for the three months ended March 31, 2005 were $824,396 as compared to $487,891 for the three months ended March 31, 2004. General and administrative expenses for the nine months ended March 31, 2005 were $2,353,472 as compared to $1,573,103 for the nine months ended March 31, 2004. The increase in general and administrative expenses is attributable to augmentation of the executive and finance staffs, increased expenditures for investor relations and professional service fees.

Operating Income – Operating income for the three months ended March 31, 2005 was $607,833 as compared to $1,037,460 for the three months ended March 31, 2004. Operating income for the nine months ended March 31, 2005 was $912,218 as compared to $1,605,265 for the nine months ended March 31, 2004.

Interest Expense – Interest expense for the three months ended March 31, 2005 was $252,308 as compared to $288,619 for the three months ended March 31, 2004. Interest expense for the nine months ended March 31, 2005 was $793,417 as compared to $974,809 for the nine months ended March 31, 2004. The $181,392 reduction in interest expense, for the nine months ended March 31, 2005, is mainly attributable to the write-off of the unamortized closing costs of a loan with G. E. Capital that occurred during the quarter ended September 30, 2003 which was not duplicated in the current period.

Net Income – Net Income for the three months ended March 31, 2005 was $360,460 as compared to $754,365 for the three months ended March 31, 2004. Net income for the nine months ended March 31, 2005 was $124,528 as compared to a net income of $637,077 for the nine months ended March 31, 2004.

Income Tax - Current tax expense is a current income tax benefit of $969 for the three months ended March 31, 2005 and is $0 for the three months ended March 31, 2004. Current tax expense is a current tax benefit for the nine months ended March 31, 2005 and is $0 for the nine months ended March 31, 2004. Deferred tax expense is $0 for the three months ended March 31, 2005 and 2004, and is $0 for the nine months ended March 31, 2005 and 2004, respectively. The Company’s lack of income tax expense is a result of net operating loss carryovers from the year ended June 30, 2002. There remains $5,451,852 for federal and $8,551,582 for state tax purposes of net operating loss carryovers available until the years 2022 and 2023, to offset current tax expenses.

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

Liquidity and Capital Resources.

Cash decreased by $1,306,464 to $2,315,794 at March 31, 2005 from $3,622,258 at June 30, 2004. The decrease in cash is primarily attributable to paying off the outstanding loan against the life insurance policies.

During the three months ended March 31, 2005, $1,880,350 was transferred from the Bank of America savings account to Northwest Mutual Life Insurance to pay off loans on key man insurance policies and deposit additional funds in the cash value of the policies. This was done in order to earn 8% interest from Northwestern Mutual vs. 1.25% interest earned from the Bank of America savings account. The balance sheet reflects a decrease in Current Assets of $1,880,350 and an increase of the same amount in Other Assets. The cash value of the life insurance policies can be obtained within a few days and is effectively the same as a savings account, however, GAAP rules require that it be reported in other assets.

Cash provided by operations for the nine months ended March 31, 2005 was $4,055,989 and was primarily attributable to the net income of the Company as adjusted by depreciation and an increase in customer deposits.

Cash used in investing activities for the nine months ended March 31, 2005 was $3,147,964 and was primarily attributable to boat mold and tooling expenditures $(1,483,911) to support the Company’s new fish boat designs that are to be introduced in the current fiscal year and improvements to the Company’s manufacturing line and facilities $(1,236,275) intended to increase manufacturing capacity and efficiency. An additional $431,778 was purchased on the key man life insurance policy, in this quarter.

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

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement as amended on August 14, 2005 are effective for the fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the three months ended March 31, 2005 and 2004 would have been $278,918 and $749,172, respectively. Our net income for the nine months ended March 31, 2005 and 2004 would have been $(81,047) and $623,293, respectively. The adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

Certain reclass and corrections to the accounts related to the Results of Operations were made for the quarter ended March 31, 2005. The related corrections and reclass adjustments have been made in the above discussions where appropriate.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At March 31, 2005, the Company owed $16,513,495 on a $18,000,000 credit agreement with Bank of America. The credit agreement has $9,000,000 at one month LIBOR plus 2.50% or 5.35% as of March 31, 2005, and $9,000,000 under an interest rate swap to provide a fixed rate of 6.02%. A hypothetical 50 basis point increase in interest rates would result in an approximately $41,000 increase in interest expense, resulting in a negative impact on the Company’s liquidity and results of operations.

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

Internal Control over Financial Reporting

As described more fully elsewhere in this Form 10-Q/A, the Company, through an internal review process, identified certain accounting errors made during the quarter ended March 31, 2005. The errors related primarily certain account balances and certain income and expense amounts being previously reported in an incorrect quarter. After an extensive investigation, the Company has identified the journal entries and transactions that caused the errors. The Company concluded as part of its review process that these entries needed to be corrected to properly report its financial condition and results of operations. The Company has corrected these errors and other insignificant errors in the restatement. See “Explanatory Note” and Notes 1,2,3,4,8 & 10 to the Consolidated Financial Statements for further information and a detailed description of the corrections of the Company’s financial statements made in the restatement.

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

As a result of these material weaknesses, certain account balances and certain income and expense amounts being previously reported in an incorrect quarter. The Company’s reconciliation and review processes, which should had detected these errors, were not adequate to do so, with the result that the Company’s financial statements as of and for the quarter ended March 31, 2005 were materially misstated prior to restatement.

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