Form 10-K
period 2005-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2005-10-13
CIK 764858

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2005

Commission File Number: 0-14712

FOUNTAIN POWERBOAT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	56-1774895
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Post Office Drawer 457, Whichard’s Beach Road, Washington, NC 27889

(Address of principal executive offices) (Zip Code)

(252) 975-2000

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $ .01 per share	American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $10,923,315.

As of September 28, 2005, the number of outstanding shares of Registrant’s Common Stock was 4,834,275.

Portions of the Registrant’s definitive proxy statement to be distributed in connection with its next Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Part I

Item 1. Business.

Background.

Fountain Powerboat Industries, Inc. (the “Company”), through its wholly owned subsidiary, Fountain Powerboats, Inc. (the “Subsidiary”), designs, manufactures and sells internationally recognized, recreational offshore sport boats, sport fishing boats and sport cruisers that target a segment of the recreational powerboat market where speed, performance, quality and safety are the primary purchase criteria. The Company sells its boats and ancillary products through a worldwide network of over 50 dealers.

Fountain powerboats, based upon an innovative, award-winning design, are well branded within the boating industry. The Company markets the celebrity of its Chairman, Chief Executive Officer and founder, Reginald M. Fountain, an internationally recognized designer, engineer and builder of high speed powerboats and holder of three world titles and seven national racing championships.

Products.

Fountain continuously incorporates new and improved designs in its boats. The Company believes that the best boats come from combining an intuitive management team with hardcore experience gained by boat racing in offshore conditions. Each boat is tested in the Pamlico Sound, located alongside the factory, before it’s shipped to its new owner. This testing is unique to Fountain Powerboats, as most boat manufacturers are not located on or near the water.

Fountain maintains that its boats, with their innovative design and unitized construction, are among the fastest, smoothest, safest and best-handling boats of their kind. The expansive product line of sport cruisers, sport fishing and sport boats is based upon a deep V-shaped fiberglass hull for speed and fuel efficiency that uses less horse power. For superb handling and performance, the boats are designed with a notched transom and pad keel running surface and engineered with an innovative step-bottom design.

The Company has more than twenty different models that fall into three categories — express cruisers, sport fishing boats and sport boats, which include the infamous Poker Run boats. Initially known for its sport boats, Fountain Powerboats has evolved into a company with a wide variety of boats for the most discriminating boater.

Fountain Powerboats has captured approximately 50 percent of the sport boat market and offers nine different sport boat models ranging from the 27’ Fever to the 47’ Lightning. These V-bottom boats carve turns at all speeds, even when being propelled at over 100 MPH by twin Mercury 525 engines.

Fountain Powerboats is quickly becoming well known for its upscale, high performance and elegant Express Cruisers which, according to Boating magazine (December 2002 issue), redefines the term “performance cruiser”. The cruiser market is exploding as the populace ages and begins to look for not only speed but luxurious amenities for the entire family. Fountain Powerboats, with its 38’ and 48’ Express Cruisers, is poised with the right product to capitalize on this growth market and, as of June 30, 2005, sales of cruisers accounted for 32 percent of the company’s $52 million backlog.

While the sport cruiser market is on the increase, a long established water sport is escalating – tournament fishing. With the advent of popular sport fishing television shows and two quality sport fishing competition programs, the American Striper Association Tournaments and the Southern Kingfish Association Tournaments, the Company has significantly expanded its line of sport fishing boats, building a competitive edge in this fast growing market.

Demand for Fountain Powerboats sport fish boats is on the increase, designed for the fishing aficionado who demands speed and superb amenities for his family and friends. Entering the tournament fishing market in the late 1980’s, and now considered “the boat to beat”, the Company’s fish boat product line boasts ten different models ranging from the 23’ Center Console (“CC”) to the 38’ luxury Fish Cruiser. This year’s newly introduced 33’ Sport Fish Cruiser, 32’ CC fish boat and 23’ CC fish boat, captured the hearts of many fishing enthusiasts at the Miami International Boat Show last February, where the Company booked more than $11.6 million in sales.

The Company’s product line would not be complete without the newest innovation on the sport competition scene, the very popular Poker Run Boat. When Fountain customers feel the need for extreme speed, competition or domination of the poker run, they can select Fountain’s newly introduced 42’ Poker Run Edition Sport Boat, also introduced at the Miami International Boat Show.

For our shareholders not familiar with this competitive event, it’s very simple. Boats race from point to point on a predefined course. At each point, crew members of each team collect a playing card. At the end of the race, the team with the best poker hand wins the pot, which can be thousands of dollars, and prizes. Having the fastest boat and a little luck can win the game and be a lot of fun!

During fiscal 2005, the Company launched new and redesigned sport and fish boat models to expand market share and increase revenue. At the 45th Annual Fort Lauderdale International Boat Show and the Miami International Boat Show, the company introduced four new and highly anticipated boats.

The 32’ CC fish boat drew hundreds of admirers and was a huge boost to the success the Boat Show when launched at the 45th Annual Fort Lauderdale International Boat Show. The 32’ CC fish boat was designed with the tournament fisherman in mind and doubles as a dive or runaround boat. The fuel efficient, twin Mercury Verado 275 engines push this boat to 63 MPH and can cruise all afternoon at 55 MPH, using half the fuel of competitive fish boats. Its 9’ 6” beam provides a smooth, stable and safe ride.

The 33’ Sport Fish Cruiser targets fishing enthusiasts desiring a professionally equipped fish boat that allows them to travel in style at speeds up to 55 MPH when equipped with Mercury’s new 275 Verado engines. The 33’ Sport Fish Cruiser provides seating for eight or more in the cockpit and is equipped with a sliding door leading to a fully equipped, cherry wood trimmed cabin featuring a galley, head, stand-up shower and comfortable overnight accommodations for four adults. The 33’ Sport Fish Cruiser features a generous 10’ 9” beam providing room for a wealth of creature comforts and fishing amenities.

The 42’ Poker Run, with its recognizable streamlined profile, is designed to fly across the water. Miked and harnessed into four suspension seats, a Poker Run race team can experience speeds pushing 100 MPH with the twin Mercury 525 engines.

The 23’ fish boat was redesigned with a hull that is wider and deeper than its original. The redesign provides a smoother ride in open seas of all kinds. An added benefit of the new 23’ fish boat is its double-stepped hull and ability to easily carry the weight of twin Mercury engines.

The chart below shows the number of boats completed and shipped during the last three fiscal years by product line.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Sport boats	206	244	198
Express cruisers	41	31	29
Sport fishing boats	154	136	158
Other	4	0	3

Total	405	411	388

As of June 30, 2005, and after completing the most revenue-producing quarter in the history of the Company, Fountain Powerboats has a backlog of firm orders for 255 boats, totaling sales of $52 million, all of which are expected to be completed during Fiscal 2006. At June 30, 2004, the sales backlog was 206 boats, totaling $39 million.

Staying ahead of its competition, Fountain’s employees conduct ongoing research and development pertaining to the design of its boats’ hulls and decks and its small parts production. The company invested approximately $1.6 million on the design, research and development of new plugs and molds during fiscal 2005. Over the past three fiscal years, the investments into R&D were as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Design, Research & Development	$786,129	$871,386	$552,072
Construction of New Plugs and Molds	1,635,212	1,060,533	1,056,852

For fiscal 2006, design, research and development planned expenses are estimated to be $870,340, and plug and mold construction expenditures are estimated to be $750,000. Primarily, these expenditures will go to enhancing and upgrading our line of fish boats in an effort to capture a more predominant presence in the fish boat and sport fish cruiser market.

Manufacturing capacity was increased and processes were enhanced during the first and second quarters of fiscal 2005. The added manufacturing capacity can accommodate 40 to 45 boats in various stages of construction at any one time. Construction time is approximately three to eight weeks, dependent on the product mix.

In addition to the restructuring of manufacturing facilities for added capacity and the streamlining of the manufacturing processes, 60 additional personnel were hired, bringing the total number of employees to approximately 419. The Company currently has the capacity to manufacture approximately 500 sport and fish boats, and 75 cruisers per year.

The manufacturing process is labor intensive and requires seasoned craftsmen. The process for manufacturing the hull and decks of a Fountain Powerboat is done by hand. Vinylester resins and high quality stitched, bi-directional and quad-directional fiberglass is hand laid over a foam core in molds designed and constructed by the Company’s engineers and tooling department. This artisan method creates a composite structure with strong outer and inner skins and a thicker, lighter core in between, resulting in superior strength and a finer appearance, compared to mechanically blown, chopped fiberglass used by other manufacturers.

The resin used to bind the composite structure is vinylester, which is stronger, better bonding and more flexible than the polyester resins used by most fiberglass boat manufacturers. Decks are bonded to the hull using a combination of bonding agents, rivets, screws and fiberglass to achieve a strong unitized construction. This manufacturing process was developed and improved upon as a result of the Company’s many years of racing experience. When a Fountain Powerboat is traveling at 177 MPH through the water, this manufacturing process provides the speed and safety the Company’s boats are known for.

As one of the most highly integrated manufacturers in the marine industry, Fountain manufactures many metal, plexiglass, plastic, and small parts (such as fuel tanks, seat frames, instrument panels, bow rails, brackets, T-tops and windscreens) to assure that its rigid quality standards are met and, if a design change is needed to improve a boat, it can be made immediately.

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

Product Warranty.

The Company warrants its boat hull and deck structure against defects in material and workmanship for a period of six years. Other boat components are covered in accordance with the manufacturer’s warranty through the Company. The engine manufacturer warrants engines installed in the boats. Warranty expenses of $892,480, or 1.3 percent of sales, were incurred in fiscal 2005 and $357,507 of expense, or .6 percent of sales, were incurred in fiscal 2004 and charged against net income. A $740,000 reserve for warranty expenses net of research and development costs estimated to be incurred in future years had been established at June 30, 2005.

Sales and Marketing.

The company sells its products through a worldwide network of 52 dealers. While most of these dealers are not exclusive, the company uses discretion in locating new dealers in an effort to protect the interests of its existing dealer network. To attract and keep the highest producing dealers, Fountain Powerboats recently initiated a sales training program at its Fountain University.

The Fountain University program invites salespersons from around the world for three days of interactive product and sales workshops with a curriculum that includes: How to Apply Features and Benefits, Selling in Today’s Environment, How to Overcome Objections and Close the Sale, and How to Properly Deliver a Boat. The program also includes in-water, high performance boat training for all attendees, as well as product-specific classes conducted by Fountain Powerboat partners, such as Mercury Marine, Polycor Resins, G&T Vinyl, Interplastics Resins and Sign Zoo.

The following is a table of sales by geographic area for the last three fiscal years.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
United States	$65,790,034	$57,035,932	$50,796,277
Canada, Mexico, Central/South America	2,474,619	1,441,308	929,481
Europe and the Middle East	2,506,657	819,724	595,777
Asia	—	—	235,549
Africa	410,758	—	—

Fountain Powerboats targets a significant portion of revenue for its branding and advertising programs in the U.S. and internationally. The Company continues to expand its dealer network into Europe, South America and the Middle East, and is beginning to see a ramp-up of sales in the Middle East. The Company’s International agent was the highest sales order generator for Fountain Powerboats at the Miami International Boat Show in February 2005. The Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat out of the U.S.

In fiscal 2005, one dealer accounted for 10.5 percent of sales, one accounted for 6 percent of sales and three each accounted for 5.4 percent of sales. In fiscal 2004, one dealer accounted for 10.5 percent of sales, one accounted for 10.2 percent of sales and two each accounted for 5 percent of sales. For fiscal 2003, one dealer accounted for 10.3 percent of sales, one for 8 percent of sales and one accounted for 6.7 percent of sales.

While the loss of any particular dealer could have an adverse affect on sales, the Company believes it could find other dealers within the same geographical area to replace a lost dealer. Sales continue to grow through existing dealers and the Company continues to add new dealers with the goal of eliminating the dependency on any one dealer.

The Company has a strategically located team of sales representatives supporting existing dealer locations and developing new dealers in targeted locations. The sales team, headed up by the Executive Vice President of Business Development, is responsible for developing a dealer organization for sport boats, sport fishing boats and express cruisers. The product line is extremely diverse and requires specialized sales training and service and support, so the Company’s strategy is to develop individual dealers for each of its product lines.

Fountain Powerboats does not manufacture to inventory, as 100 percent of its boats are pre-sold to a dealer before entering the production line. The Company can ship to dealers on a cash-on-delivery basis or through floor plan financing programs in which the Company participates on behalf of its dealers. For Fiscal years 2005, 2004 and 2003, the Company has paid the interest on the floor plan, for a certain period of time, as a sales promotion program.

The dealer’s responsibility is to establish a line of credit with one or more third-party lenders for the purchase of its showroom inventory. When a dealer purchases a boat utilizing the floor plan arrangement, it draws against its line of credit and the lender pays the invoice for the boat directly to Fountain Powerboats, typically within five business days. When the boat is sold to the retail customer, the dealer repays the lender, restoring his credit line. The Company, along with most major boat manufacturers, will repurchase its boats from a lender who has repossessed them from a dealer, if the lender returns the boats to Fountain Powerboats in a new or like-new condition. The Company has no material obligation to repurchase boats from its dealers.

The marketing of boats to retail customers is the responsibility of the dealer, whose efforts are complemented by Fountain Powerboats’ advertising in boating magazines and participating in boat shows. To assist in brand recognition, the Company has developed racing programs to participate in the major classes of offshore powerboat races in which many of Fountain’s single and twin engine racing boats continue to hold their respective world speed records. Fountain Powerboats founder and CEO Reggie Fountain, who has won numerous races in both factory and customer owned boats and has set numerous world speed records in both, in August 2004 set a V-bottom World Speed Record with a phenomenal 171.883 MPH on a Fountain 42’ Lightning.

To enhance brand recognition, Fountain Powerboats sponsors several outstanding sport fishermen. The Company’s eight-man team of the Southern Kingfish Association is comprised of world class anglers who can afford to purchase any boat, but choose to run a Fountain powerboat. The Company is also a dominant force in the American Striper Association Tournaments held throughout the Northeast in areas ranging from Virginia to Maine, and the Southern Kingfish Association Tournaments held throughout the South and Southwest, from North Carolina to Texas. The Fountain team’s winning records have given its sport fishing boats favorable exposure to serious sport fishermen looking for superior performance.

Competition.

Competition within the powerboat manufacturing industry is intense. The high performance sports boat market, which comprises only a small segment of all boats manufactured, is a significant market in terms of total dollars spent. The manufacturers who compete with the Company in its market segment include:

•	Formula, a Division of Thunderbird Products Corporation

•	Baja Boats, a Division of Brunswick Corporation

•	Cigarette Racing Team, Inc.

•	Donzi, American Marine Holdings

•	Contender Boats

•	Wellcraft

•	Hydra Sports

•	Grady White

The Company believes that in its market segment buyers select boats based on speed, performance, quality, image and safety, with style and price being a secondary consideration.

Market demographics and industry experts indicate the fish boat market offers the best growth potential within the boating industry. Fountain Powerboats continues to expand its family of fish boats to meet the rising demand in this significant high-growth market and introduced three new models in 2005.

The Company is also experiencing greater demand for its higher priced cruisers. This is due in part to a populace that not only wants speed but requires the additional space to bring along the family. The Company believes that a large number of current product owners, many of whom have purchased multiple and increasingly larger boats from the Company, provide a target market for the fast-growing cruiser segment.

Employees.

As of June 30, 2005, the Company had 419 employees, of which nine were executive and management personnel. Nineteen were engaged primarily in administrative positions, such as accounting, human resources, marketing and sales. None of the Company’s employees are party to a collective bargaining agreement. The Company considers its employee relations to be excellent. The Company is an affirmative action, equal opportunity employer.

Item 2. Properties.

The Company’s executive offices and manufacturing facilities are located on 66 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and were held as collateral on notes and mortgages payable at June 30, 2005. (See Note 5). The operating facility contains buildings totaling 237,360 square feet located on fifteen acres. The buildings consist of the following:

	Approximate Square Footage	Principal Use
Building 1	13,220	Executive offices, shipping, receiving, and paint shops.
Building 2	7,200	Final prep.
Building 3	67,400	Lamination, upholstery, assembly, inventory, cafeteria.
Building 4	14,270	Woodworking.
Building 5	30,200	Mating, small parts lamination.
Building 6	23,800	Metal fabrication.
Building 7	21,480	Tooling, service, and warranty.
Building 8	8,750	Lamination extension area.
Building 9	22,380	Mold storage and maintenance.
Building 10	4,560	Fabrication, sportswear sales.
Building 11	12,600	Cruiser manufacturing.
Building 12	11,500	Maintenance, storage and powdercoat.

Total	237,360

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

Item 3. Legal Proceedings.

As of June 30, 2005, the Company’s only operating subsidiary was a defendant in 7 alleged breach of warranty suits. In the Company’s opinion these lawsuits are without merit and, therefore, the Company intends to vigorously defend its interest in such suits. The Company carries sufficient liability and product liability insurance to cover attorney’s fees and any losses that may occur from a product liability or breach of contract suit, over and above applicable insurance deductibles. The management of the Company believes that none of such current proceedings will have a material adverse effect.

The Company’s subsidiary was notified by the United States Environmental Protection Agency (“EPA”) that it had been identified as a potentially responsible party (“PRP”) in the remediation of contamination at a clean up site. The Group administrator estimated the Company’s share of future remediation cost to be in the $40,000 to $60,000 range. The Company is likely to be eligible for a de Minimus Settlement Agreement, which is expected to be finalized in 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

None applicable

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock, $.01 par value, trades on the American Stock Exchange (under the symbol “FPB”). The Company transferred from the NASDAQ National Market to the American Stock Exchange on April 14, 2005. The following table lists the high and low prices for the Company’s common stock as reported on The NASDAQ National Market and the American Stock Exchange for each calendar quarter during our fiscal years ended June 30, 2004 and 2005.

Quarter Ending	High	Low
September 2003	$4.55	$2.85
December 2003	3.94	2.50
March 2004	3.65	2.85
June 2004	6.33	3.15

September 2004	$5.50	$3.50
December 2004	5.60	3.60
March 2005	6.31	4.72
June 2005	6.10	4.70

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

On June 30, 2005 there were 215 holders of record for the Company’s common stock.

During Fiscal 2005, the Company sold an aggregate of 26,667 shares of its common stock to two employees or consultants of the Company and its subsidiary upon their exercise of stock options and without registration in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933. The shares sold and consideration received was as follows:

Date	Number of Shares	Aggregate Consideration
September 2004	6,667	$9,668
May 2005	20,000	32,000

Item 6. Selected Financial Data.

Fountain Powerboat Industries, Inc. and Subsidiary

Selected Financial Data

Fiscal Years 2001 through 2005

Years ended June 30

Operations Statement Data

	2005	2004	2003	2002	2001
Sales	$71,182,069	$59,296,964	$52,557,084	$36,950,581	$45,128,034
Net Income (loss)	756,212	609,087	879,996	(7,031,593)	(899,526)
Basic earnings (loss) per share	.16	.13	.19	(1.49)	(.19)
Weighted average shares outstanding	4,815,188	4,761,460	4,744,457	4,732,608	4,732,608
Diluted earnings (loss) per share	.15	.13	.18	(1.49)	(.19)
Diluted weighted average shares outstanding	4,890,124	4,825,179	4,818,806	4,732,608	4,732,608

Balance Sheet Data

	2005	2004	2003	2002	2001
Current assets	$13,023,588	$12,460,218	$7,648,996	$7,885,047	$8,934,936
Total assets	33,034,252	30,621,143	25,929,594	26,534,696	28,947,752
Current liabilities	11,062,016	6,782,584	11,646,433	11,775,953	10,567,139
Long term debt	15,433,446	17,869,178	9,010,527	9,827,161	6,629,904
Stockholder’s equity (1)	6,538,790	5,721,726	4,968,811	3,968,702	10,991,132

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

At June 30, 2005, 2004, and 2003, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company’s written sales program and there were no direct repurchase agreements. There were no deferred sales or cost of sales estimated at June 30, 2005, 2004, and 2003.

The Company has a contingent liability to repurchase boats where it participates in the floor plan financing made available to its dealers by third-party finance companies, aggregating to $21,443,054 and $18,177,586 at June 30, 2005 and 2004, respectively. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company may be required to repurchase the boat.

Business Environment.

Fiscal 2005 was a year of significant growth in revenue with a 20% increase over 2004 and 35% increase over the past two year span. Firm order backlog continued to grow and was at an all time high at June 30, 2005 at $52 million even though revenue for the fourth quarter was a record at $20,469,100.

Net Sales for Fiscal 2005 of $71,182,069 were up 20% from Fiscal 2004 sales of $59,296,964. Sales for Fiscal 2003 were $52,557,084. The Company attributes the sales increase to strong sales at retail, introduction of new boat models, increased cruiser production and strengthening of the dealer network. The Company experienced increased sales in its fish boat and cruiser product segments.

Net Sales by product line for the Fiscal years of 2005, 2004 and 2003 are:

	Fiscal 2005 Net Sales	% of Sales	Fiscal 2004 Net Sales	% of Sales	Fiscal 2003 Net Sales	% of Sales
Product Line
Sport boats	$33,819,852	47%	$32,509,664	55%	$26,612,517	50%
Express cruisers	13,395,691	19%	9,508,545	16%	9,923,547	19%
Sport fishing boats	21,123,899	30%	15,805,238	26%	14,594,023	28%
Service, parts, sportswear	2,842,627	4%	1,473,517	3%	1,426,997	3%

Net sales total	$71,182,069		$59,296,964		$52,557,084

During fiscal 2005 the Company completed a project to enhance the process flow and efficiency of the factory. A new state of the art ventilation and dust collection system was installed that meets the “best engineering controls” criteria of the Air Quality MACT standard and OSHA work place environment regulations. This project will facilitate cost reduction and increased production, and results to that effect were realized during the fourth quarter of Fiscal 2005.

Gross margin on sales for Fiscal 2005 was $10,910,563, 15.3% of net sales, as compared to $10,049,221, 16.9% of net sales, for Fiscal 2004. Gross margin for Fiscal 2003 was $8,519,127, 16.2% of net sales. Productivity and operations costs were affected in the first quarters of fiscal 2005 by; the training and integration of 60 new employees into the production work force, construction and rearrangement of the production facility and introduction of several new boat models into production. Improvements in productivity and effectiveness of the operation were realized late in the third quarter and in the fourth quarter. The Company’s $3,649,919 gross margin in the fourth quarter, 17.8% of sales, confirmed that the operations had overcome those adversities and would be operating at an increased profitability level going forward. Net income for the fourth quarter of fiscal 2005 was $631,686 as compared to a loss of $27,990 for the fourth quarter of fiscal 2004.

No boats were repurchased in Fiscal 2005 in connection with floor plan arrangements. Two boats were repurchased on floor plan arrangements during Fiscal 2004 and were re-sold to other dealers. No boats were repurchased in Fiscal 2003 in connection with floor plan arrangements. At June 30, 2005, the Company had recorded a $75,000 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years. At June 30, 2004 the reserve was $75,000 and at June 30, 2003 the reserve was $200,000.

The Company introduced new fish boat models in Fiscal 2005 to provide a full range of fish boat models in that product market that has experienced significant growth in sales. The Company also introduced a new sport boat model and upgraded two of its current popular sport boat models to continue its strong presence in that product market.

On September 19, 2005, subsequent to the closing of Fiscal 2005, the Company obtained a $16,500,000 long-term loan from Regions Bank. Proceeds from the loan were used to refinance existing long-term debt.

Results of Operations.

Operating profit was $1,766,347 for Fiscal 2005, as compared to $1,830,080 in 2004 and $2,089,110 in Fiscal 2003. Operating profit for Fiscal 2005 was not at an optimum level through the first three quarters because of productivity issues outlined above in the gross margin discussion of this report and increased administrative expenses.

Construction in the manufacturing facilities for increased capacity and optimization of production efficiencies was completed during the third quarter and the Company realized profitability improvements in the latter part of that quarter. The result of the facility improvements and management’s diligent efforts to reduce all elements of cost of sales provided significantly improved operating profit for the fourth quarter of Fiscal 2005 at $854,130. Management believes that their cost reduction endeavors that afforded the improved fourth quarter results will continue to improve results in the ensuing year Fiscal 2006.

Fiscal 2005 net income for the Company was $756,212 or $.16 per share. This compares to a net income of $609,087 or $.13 per share for Fiscal 2004 and net income of $879,996 or $.19 per share for Fiscal 2003.

Depreciation expense was $1,840,168 for Fiscal 2005, $2,052,314 for Fiscal 2004, and $2,112,051 for Fiscal 2003. Depreciation expense by asset category was as follows:

	2005	2004	2003
Land improvements	$129,372	$127,464	$126,424
Buildings	278,563	301,885	295,922
Molds & plugs	1,111,953	1,188,614	1,197,669
Machinery & Equipment	218,440	310,835	356,333
Furniture & fixtures	16,518	13,862	37,414
Transportation equipment	33,422	32,880	45,633
Computer equipment	51,900	76,774	52,656

Total	$1,840,168	$2,052,314	$2,112,051

Net fixed asset additions (deletions) are as follows:

	2005	2004
Buildings	$935,659	$(64,675)
Land and Improvements	86,353	46,541
Molds and plugs	1,635,212	830,718
Construction in Progress	192,047	448,126
Machinery & equipment	17,466	100,542
Furniture & fixtures	41,144	31,217
Transportation equipment	(3,782)	29,000
Computer Equipment	(25,541)	85,208

Total	$2,878,558	$1,506,677

Overall selling and general and administrative expense for Fiscal 2005 was $9,144,216, a $925,075 increase from $8,219,141 in Fiscal 2004.

Selling expenses were $5,726,283 for Fiscal 2005, $5,558,709 for Fiscal 2004 and $4,609,253 for Fiscal 2003. The Company increased its product promotions in Fiscal 2004, with an increased focus on fish boats and the new 38’ Sport Fish LX triple engine fish boat, and increased its presence in the tournament fishing programs during 2004.

Major selling expenses for the past three fiscal years were as follows:

	2005	2004	2003
Fishing & racing	$1,213,686	$1,053,134	$828,741
Advertising	1,264,368	1,508,773	1,031,661
Salaries & commissions	1,043,363	1,091,174	910,090
Boat shows	563,810	477,407	508,811
Dealer support	294,092	139,838	66,438
Other selling expenses	1,346,964	1,288,383	1,263,512

Total	$5,726,283	$5,558,709	$4,609,253

General and administrative expenses include the executive, finance, human resources, information technology, legal and administrative operating expenses of the Company. These expenses were $3,417,933 for Fiscal 2005, $2,660,432 for Fiscal 2004, and $1,820,764 for Fiscal 2003. Increased administrative expenses for 2005 were generally attributable to an increase in employees in executive and finance areas, consulting services in the finance area for enhancing procedures and control processes and increased emphasis on investor awareness programs.

Interest expense net of amounts capitalized was $1,011,860 for Fiscal 2005, $1,210,477 for Fiscal 2004, and $1,037,002 for Fiscal 2003. Interest expense increased in Fiscal 2004 as a result of the Company expensing $210,354 of capitalized loan costs from the previous General Electric financing when it was refinanced by the new $18,000,000 loan from Bank of America.

Current tax benefit for the year ending June 30, 2005 is $21,232 and current tax expense is $0 for the years ended June 30, 2004 and 2003. Deferred tax expense is $0 for the years ended June 30, 2005 and 2004 and $169,301 for the year ended June 30, 2003. There remains $5,300,000 for Federal and $4,900,000 for State tax purposes of net operating loss carryovers which expire in various years through 2023 to offset current tax expenses

The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company’s future earnings, the future tax laws in effect, and other unknown factors; all of which are uncertain. For these reasons and because the Company has generated operating tax losses in recent years, the Company has elected to provide for a tax asset valuation allowance of $1,709,951 at June 30, 2005 and $2,065,541 at June 30, 2004. Currently, the tax asset valuation allowance is adjusted to equal the amount by which total deferred tax assets exceed total deferred tax liabilities. As operating results and the economy stabilize and future sales volumes and profitability increase, consideration will be given to reducing or eliminating the valuation allowance.

Liquidity and Financial Resources.

Net cash provided by operations in Fiscal 2005 amounted to $6,561,361 resulting from net income plus adjustments to reconcile net income to net cash provided by operating activities including depreciation expense of $1,840,168 and gain on sales of assets of $4,000 before changes in asset and liability accounts. $1,842,297 was used to fund an increase in inventories.

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

Investing activities in Fiscal 2005 required cash of $3,491,458 and primarily consisted of purchases of property, plant and equipment of $1,463,523 and for additional plugs and molds of $1,641,238 and increasing the cash surrender value of an officer’s key man life insurance policies by $598,301

Investing activities in Fiscal 2004 required cash of $2,300,586 and primarily consisted of purchases of property, plant and equipment of $776,787 and for additional plugs and molds of $1,060,533 and increasing the cash surrender value of an officer’s key man life insurance policies by $202,690.

Investing activities for Fiscal 2003 required $1,561,651, including $268,410 for property, plant and equipment, $1,056,852 for additional plugs and molds, $199,403 for payments increasing the cash surrender value of certain key man life insurance policies, $190,796 for payments increasing other assets and proceeds of $153,810 on sales of property.

Financing activities in Fiscal 2005 used $2,423,739 primarily for repayment of notes payable to Northwestern Mutual Life on the cash surrender value of key man life insurance policies of $1,295,449 and debt repayment to Bank of America and others in the amount of $1,199,080

Net cash provided by financing activities in Fiscal 2004 of $8,577,092 primarily resulted from the Bank of America loan of $18,000,000 partially offset by repayments of the existing indebtedness due to GE Capital of $8,648,341 and repayments of loan principal of $763,031.

Financing activities for Fiscal 2003 used $888,855. Included in this amount are proceeds from issuance of notes payable from Northwestern Mutual Life on key man life insurance policies for $343,074 and debt repayment to General Electric Capital Corporation and others in the amount of $1,014,001. Payments of deferred loan costs for the Bank of America loan were $251,528 at June 30, 2003.

The net increase in cash in Fiscal 2005 was $646,164 and was primarily from operating profits and the proceeds, approximately $260,000, of liquidating of a Certificate of Deposit. The ending cash balance for Fiscal 2005 was $4,013,225. The Company has key man life insurance policies on one of its officers and the surrender cash value on those policies was $2,179,617 at June 30, 2005. Surrender cash value of life insurance policies is not a current asset, however it is available immediately to be withdrawn by the Company as a loan using the cash value as collateral. The combined total of cash on hand and life insurance cash value at the end of Fiscal 2005 provided the Company $6,192,842 available cash and additional borrowings.

The net increase in cash in Fiscal 2004 of $2,142,126 was primarily the result the Bank of America loan. The ending cash balance was $3,367,061.

The net increase in cash for Fiscal 2003 was $895,295, primarily from operating profits and issuance of notes payable from Northwestern Mutual Life Insurance. The ending cash balance was $1,224,935.

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

Contractual Obligations.

The following table sets forth a summary of the Company’s contractual cash obligations as of June 30, 2005:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years
	(In thousands)
Contractual Obligations:
Long-term debt	$16,194	$761	$1,473	$1,674	$12,286
Interest payments on long-term debt	2,773	950	1,755	68	—
Purchase obligations	2,250	2,250	—	—	—

Total contractual obligations	$21,217	$3,961	$3,228	$1,742	$12,286

The Company has an agreement with Mercury Marine, a division of Brunswick Corporation, that the Company will purchase from Mercury all of the Company’s requirements for marine engines and other power components that Mercury manufactures. The term of this agreement is through June 30, 2011.

Off-Balance Sheet Arrangements.

Guarantees. Based on historical experience and current facts and circumstances, and in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has reserves to cover potential losses associated with guarantees and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant. See Note 8, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for a description of these arrangements.

Recent Accounting Pronouncements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective for years beginning after June 30, 2005. The Company is still evaluating the impact and has the choice to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the financial statements.

Environmental Regulation.

The Company does not believe that compliance with federal, state, and local environmental laws will have a material adverse effect on the Company’s competitive position.

Critical Accounting Policies.

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The Company discussed the development and selection of the critical accounting policies with the Audit Committee of the Board of Directors and believes the following are the most critical accounting policies that could have an effect on the Company’s reported results.

Revenue Recognition and Sales Incentives. The Company’s revenue is derived primarily from the sale of boats. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to dealers, once the sales price is fixed or determinable, and collectibility is reasonably assured. The Company offers discounts and sales incentives. The estimated liability for sales incentives is recorded at the later of the time of program communication to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” The liability is estimated based on the costs for the incentive program, the planned duration of the program and historical experience. If actual costs are different from estimated costs, the recorded value of the liability would be adjusted.

Allowances for Doubtful Accounts. The Company records an allowance for uncollectible trade receivables based upon currently known bad debt risks and provides reserves based on past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of reserves. Changes to the allowance for doubtful accounts may be required if a future event or other circumstance results in a change in the estimate of the ultimate collectibility of a specific account or note.

Reserve for Obsolete Inventories. The Company records a reserve for obsolete inventories in order to ensure inventories are carried at the lower of cost or fair market value. Fair market value can be affected by assumptions about market demand and conditions, historical usage rates, model changes and new product introductions. If model changes or new product introductions create more or less than favorable market conditions, the reserve for obsolete inventories may need to be adjusted. Refer to Note 1, Nature of the Business and Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further discussion on the basis of accounting for inventories.

Warranty Reserves. The Company records a liability for standard product warranties. The liability is recorded using historical warranty experience to estimate projected warranty costs. If necessary, the Company adjusts its liability for specific warranty matters when they become known and are reasonably estimable. The Company’s warranty reserves are affected by product failure rates and material usage and labor costs incurred in correcting a product failure. If these estimated costs differ from actual product failure rates, and actual material usage and labor costs, a revision to the warranty reserve would be required.

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Deferred taxes are provided on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates. The Company estimates its probable tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and the Company’s interpretations of those laws and regulations. These factors may cause the tax rate for the Company to increase or decrease.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates. The Company enters into hedging transactions to mitigate this risk in accordance with guidelines established by the Company’s management. A description of the Company’s interest rate hedging activities is presented in Note 1. Nature of the Business and Significant Accounting Policies to the consolidated financial statements. The Company does not use financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Fountain Powerboat Industries, Inc.

Washington, North Carolina

We have audited the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. and subsidiary as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, cash flows and the schedule of valuation and qualifying accounts for the year then ended. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fountain Powerboat Industries, Inc. and subsidiary at June 30, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the 2005 basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Greenville, North Carolina

October 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

Washington, North Carolina

We have audited the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows and the schedule of valuation and qualifying accounts for the years ended June 30, 2004 and 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2004 and the consolidated results of their operations and their cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule of valuation and qualifying accounts, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, certain errors primarily resulting in the overstatement of previously reported sales and accounts receivable at June 30, 2004 were subsequently discovered by Company management. Accordingly, the 2004 financial statements have been restated.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

July 29, 2004, except for Note 14 as

to which the date is September 16, 2005

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND 2004

ASSETS

	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,013,225	$3,367,061
Certificate of deposit	—	255,197
Accounts receivable, net	2,195,357	3,507,246
Inventories	6,473,017	4,653,402
Prepaid expenses	341,989	429,657
Deferred tax assets	—	247,655

Total Current Assets	13,023,588	12,460,218

PROPERTY, PLANT AND EQUIPMENT	46,067,797	43,183,460
Less: Accumulated depreciation	(28,889,410)	(27,269,666)

	17,178,387	15,913,794

CASH SURRENDER VALUE LIFE INSURANCE, NET	2,179,617	1,581,316

OTHER ASSETS	652,660	665,815

TOTAL ASSETS	$33,034,252	$30,621,143

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS [CONTINUED]

JUNE 30, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$760,739	$772,704
Current maturities of capital lease	—	17,710
Accounts payable	3,844,102	2,821,866
Accounts payable – Related Party	—	21,000
Accrued expenses	1,079,558	1,074,705
Dealer incentives	3,702,738	1,203,522
Customer deposits	859,879	86,077
Allowance for boat repurchases	75,000	75,000
Warranty reserve	740,000	710,000

Total Current Liabilities	11,062,016	6,782,584

LONG-TERM DEBT, less current portion	15,433,446	17,862,521

CAPITAL LEASE, less current maturities	—	6,657

DEFERRED TAX LIABILITY	—	247,655

COMMITMENTS AND CONTINGENCIES [NOTE 8]	—	—

Total Liabilities	26,495,462	24,899,417

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,834,275 shares issued and outstanding as of June 30, 2005 and 4,807,608 as of June 30, 2004	48,342	48,076
Additional paid-in capital	10,558,853	10,517,451
Accumulated deficit	(4,035,384)	(4,791,596)

	6,571,811	5,773,931

Less: Treasury stock, at cost, 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income from interest rate swap	77,727	58,543

Total Stockholders’ Equity	6,538,790	5,721,726

Total Liabilities and Stockholders’ Equity	$33,034,252	$30,621,143

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	2005	2004	2003
NET SALES	$71,182,069	$59,296,964	$52,557,084
COST OF SALES	60,271,506	49,247,743	44,037,957

Gross Profit	10,910,563	10,049,221	8,519,127

EXPENSES
Selling Expense	5,726,283	5,558,709	4,609,253
General and Administrative	3,417,933	2,660,432	1,820,764

Total Expense	9,144,216	8,219,141	6,430,017

OPERATING INCOME	1,766,347	1,830,080	2,089,110

Other (Income) Expense	23,507	(1,380)	(5,567)
Interest Expense	1,011,860	1,210,477	1,037,002
(Gain) loss on disposal of assets	(4,000)	11,896	8,378

TOTAL NON-OPERATING EXPENSE	1,031,367	1,220,993	1,039,813

INCOME BEFORE INCOME TAXES	734,980	609,087	1,049,297

CURRENT TAX BENEFIT	(21,232)	—	—
DEFERRED TAX EXPENSE	—	—	169,301

NET INCOME	$756,212	$609,087	$879,996

BASIC EARNINGS PER SHARE	$.16	$.13	$.19

WEIGHTED AVERAGE SHARES OUTSTANDING	4,815,188	4,761,460	4,744,457

DILUTED EARNINGS PER SHARE	$.15	$.13	$.18

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,890,124	4,825,179	4,818,806

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FROM JUNE 30, 2002 THROUGH JUNE 30, 2005

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Other Com- prehensive Income	Treasury Stock		Deferred Compensation	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
BALANCE, June 30, 2002	4,732,608	$47,326	$10,343,935	$(6,280,679)	$—	(15,000)	$(110,748)	$(31,132)	$3,968,702
Issuance of common stock upon exercise of options	25,000	250	33,350	—	—	—	—	—	33,600
Payroll obligations forgiven by an officer and shareholder	—	—	46,158	—	—	—	—	—	46,158
Issuance / vesting of options granted for consulting services	—	—	13,108	—	—	—	—	27,247	40,355
Net income for the year ended June 30, 2003	—	—	—	879,996	—	—	—	—	879,996

BALANCE June 30, 2003	4,757,608	47,576	10,436,551	(5,400,683)	—	(15,000)	(110,748)	(3,885)	4,968,811

Issuance of common stock upon exercise of options	50,000	500	80,900	—	—	—	—	—	81,400
Vesting of options granted for consulting services	—	—	—	—	—	—	—	3,885	3,885
Other comprehensive income	—	—	—	—	58,543	—	—	—	58,543
Net income for the year ended June 30, 2004	—	—	—	609,087	—	—	—	—	609,087

BALANCE, June 30, 2004	4,807,608	48,076	10,517,451	(4,791,596)	58,543	(15,000)	(110,748)	—	5,721,726

Issuance of common stock upon exercise of options	26,667	266	41,402	—	—	—	—	—	41,668
Other comprehensive income	—	—	—	—	19,184	—	—	—	19,184
Net income for the year ended June 30, 2005	—	—	—	756,212	—	—	—	—	756,212

BALANCE, June 30 2005	4,834,275	$48,342	$10,558,853	$(4,035,384)	$77,727	(15,000)	$(110,748)	$—	$6,538,790

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$756,212	$609,087	$879,996
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Inventory valuation adjustment	22,682	3,885	86,512
Amortization of deferred loan costs	79,932	286,946	61,800
Depreciation expense	1,840,168	2,052,314	2,112,051
(Gain) loss on disposal of equipment	(4,000)	11,896	8,378
Bad debt expense	168,634	55,000	—
Deferred tax expense	—	—	169,301
Change in assets and liabilities:
(Increase) decrease in accounts receivable	1,143,255	(1,546,876)	988,621
Increase in inventories	(1,842,297)	(1,193,116)	(369,834)
(Increase) decrease in prepaid expenses	87,668	160,190	(315,798)
Increase (decrease) in accounts payable	1,001,236	(4,824,939)	643,152
Increase (decrease) in accrued expenses	4,853	(244,091)	123,726
Increase (decrease) in dealer incentives	2,499,216	1,014,905	(731,672)
Increase (decrease) in customer deposits	773,802	(204,581)	(340,432)
Increase (decrease) in warranty reserve	30,000	(190,000)	30,000
Decrease in allowance for boat repurchases	—	(125,000)	—

Net Cash Provided (Used) by Operating Activities	6,561,361	(4,134,380)	3,345,801

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	4,000	25,000	153,810
Investment in molds and related plugs	(1,641,238)	(1,060,533)	(1,056,852)
Purchase of property, plant and equipment	(1,463,523)	(776,787)	(268,410)
Net increase in cash surrender value of life insurance	(598,301)	(202,690)	(199,403)
(Purchase) maturity of certificate of deposit	255,197	(255,197)	—
Increase in other assets	(47,593)	(30,379)	(190,796)

Net Cash Used by Investing Activities	(3,491,458)	(2,300,586)	(1,561,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long term debt	—	18,000,000	343,074
Proceeds from issuance of common stock	41,668	81,400	33,600
Payments of long term debt	(2,441,040)	(9,336,061)	(1,008,836)
Payments on long term capital lease	(24,367)	(20,118)	(5,165)
Payments of deferred loan costs	—	(148,129)	(251,528)

Net Cash Provided (Used) by Financing Activities	(2,423,739)	8,577,092	(888,855)

Net increase in cash and cash equivalents	646,164	2,142,126	895,295
Beginning cash and cash equivalents balance	3,367,061	1,224,935	329,640

Ending cash and cash equivalents balance	$4,013,225	$3,367,061	$1,224,935

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	2005	2004	2003
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest to unrelated parties, net of amounts capitalized	$1,123,239	$923,531	$1,035,553
Income taxes	$—	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Unrealized gain on interest rate swap	$19,184	$58,543	$—
Amortization of deferred compensation	$—	$3,885	$40,355
Contribution to additional paid-in capital resulting from forgiveness of a compensation obligation to an officer	$—	$—	$46,158

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business and Significant Accounting Policies.

Nature of the Business: Fountain Powerboat Industries, Inc. and Subsidiary (the Company) manufacture high-performance sport boats, sport wide beam cruisers, wide beam fishing boats, sport fishing boats, and custom offshore racing boats. These boats are sold worldwide to a network of 52 dealers. The Company’s offices and manufacturing facilities are located in Washington, North Carolina and the Company has been in business since 1979. The Company employs approximately 419 people and is an equal opportunity, affirmative action employer.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fountain Powerboats, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company’s fiscal year-end is June 30th, which is its natural business year-end.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management. These estimates affect:

•	The reported amounts of assets and liabilities,

•	The disclosure of contingent assets and liabilities at the date of the financial statements, and

•	The reported amounts of revenues and expenses during the reporting periods.

Estimates in these consolidated financial statements include, but are not limited to:

•	Allowances for doubtful accounts;

•	Inventory obsolescence reserves;

•	Reserves for dealer incentives and allowances;

•	Warranty related reserves;

•	Losses on litigation and other contingencies;

•	Environmental reserves;

•	Insurance reserves;

•	Income tax reserves.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2005 and 2004, the Company had $3,733,804 and $3,522,258, respectively, in excess of federally insured amounts held in cash.

Accounts Receivable: Accounts Receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews each accounts receivable balance that exceeds 90 days from the invoice date and based on an assessment of the current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Additionally, management applies a five year weighted-average of write-offs to the aggregate remaining accounts receivable to estimate a general allowance covering those amounts.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (See Note 2). The Company records a reserve for obsolete inventories in order to ensure inventories are carried at the lower of cost or fair market value. Fair market value can be affected by assumptions about market demand and conditions, historical usage rates, model changes and new product introductions. If model changes or new product introductions create more or less than favorable market conditions, the reserve for obsolete inventories may need to be adjusted.

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

Dealer Incentive Accruals: The Company has in the current and prior periods established sales programs to pay service and/or other awards to dealers for boat deliveries into their market territory for which they will perform service

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business and Significant Accounting Policies. [Continued]

or based upon sales of boats from their locations. These programs are based in part on the model of the boat sold, a factor for the dealer’s service performance rating, the dollar value of the sale and other factors. The Company has accrued dealer incentives of $3,702,738 and $1,203,522 at June 30, 2005 and 2004, respectively. Dealer incentive accruals are recorded as a reduction to net sales. These amounts also include an accrual for dealer interest as discussed in Note 8, “Commitments and Contingencies”.

Allowance for Boat Repurchases: The Company provides an allowance for boats financed by dealers under floor plan finance arrangements that may be repurchased from finance companies under certain circumstances where the Company has a repurchase agreement with the lender. The amount of the allowance is determined based upon the Company’s historical experience.

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

In addition to other dealer incentives, the Company offers a sales incentive plan where floor plan interest expense for each individual boat sale is accrued for the six months (180 days) interest payment period in the same fiscal accounting period that the related boat sale is recorded. The entire six months’ interest expense is accrued at the time of the sale because the Company considers it a selling expense (See Note 8). The amount of interest accrued is subsequently adjusted to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer’s inventory and on floor plan.

Income Taxes: The Company accounts for income taxes in accordance with issued Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (See Note 7).

Advertising Cost: Cost incurred in connection with advertising and promotion of the Company’s products is expensed as incurred. Such costs amounted to $1,264,368, $1,508,773 and $1,031,661 for the years ended 2005, 2004 and 2003, respectively.

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

Reclassifications: The financial statements and notes for years prior to June 30, 2005 have been reclassified to conform with headings and classifications used in the June 30, 2005 financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business and Significant Accounting Policies. [Continued]

Cash Surrender Value of life insurance policies: - At June 30, 2005 and 2004, the Company owns six life insurance policies on Reginald M. Fountain, Jr., the Company’s Chairman, President and Chief Executive Officer for a total of $7,494,446 and $6,083,363 in coverage and $2,179,617 and $1,581,316 cash value, respectively. At June 30, 2005 and 2004, the Company has borrowed $0 and $1,295,449, respectively, against the policies (See Note 5).

Research and Development: The Company expenses the costs of research and development for new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $786,129 for Fiscal 2005, $871,386 for Fiscal 2004, and $552,072 for Fiscal 2003.

Derivative Financial Instruments: The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company has determined that the hedges’ ineffectiveness is not material and accounts for these derivative financial instruments as an effective cash flow hedge under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

Recently Enacted Accounting Standards: In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective for years beginning after June 30, 2005. The Company is still evaluating the impact and has the choice to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the financial statements.

Comprehensive Income - The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses related to interest rate swap arrangements. For the years ended June 30, 2005, 2004 and 2003, the Company’s other comprehensive was $19,184, $58,543 and $0, respectively, resulting in total comprehensive income of $775,396, $667,630 and $879,996, respectively for those years.

Stock Based Compensation - The Company has stock incentive plans that provides for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The plans are more fully described in Note 6. The Company accounts for stock options issued to employee, officer and directors

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business and Significant Accounting Policies. [Continued]

under the stock incentive plan in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal or exceed the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the Consolidated Statements of Income.

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

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,
	2005	2004	2003
Net Income
As reported	$756,212	$609,087	$879,996
Pro forma	751,129	592,202	434,186
Basic net income per share
As reported	.16	.13	.19
Pro forma	.16	.13	.09
Diluted net income per share
As reported	.15	.13	.18
Pro forma	.15	.12	.09

Note 2. Inventories.

Inventories consist of the following:

	Year Ended June 30,
	2005	2004
Parts and supplies	$3,059,465	$1,920,860
Work-in-process	3,243,068	1,999,076
Finished goods	243,166	783,466

	6,545,699	4,703,402
Reserve for obsolescence	(72,682)	(50,000)

	$6,473,017	$4,653,402

All of the inventory is owned by the Company and pledged as collateral on notes and mortgages payable at June 30, 2005.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Property, Plant, and Equipment.

Property, plant, and equipment consists of the following:

	Estimated Useful Lives in Years	June 30,
		2005	2004
Land and related improvements	10-30	$4,697,418	$4,611,064
Buildings and related improvements	10-30	9,698,715	8,763,057
Construction-in-progress	N/A	1,041,396	935,092
Production molds and related plugs	8-10	23,212,883	21,486,150
Machinery and equipment	3-5	5,510,330	5,492,864
Furniture and fixtures	5	628,889	587,744
Computer equipment	5	940,237	965,778
Transportation equipment	5	337,929	341,711

		46,067,797	43,183,460

Accumulated depreciation		(28,889,410)	(27,269,666)

		$17,178,387	$15,913,794

All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable at June 30, 2005. Depreciation expense was $1,840,168, $2,052,314, and $2,112,051, for the years ended June 30, 2005, 2004 and 2003, respectively.

Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight to ten years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor.

Note 4. Capital Lease Obligations.

Capital lease obligations of $24,367 at June 30, 2004 were repaid during the fiscal year ended June 30, 2005.

Note 5. Long-term Debt and Pledged Assets.

As of June 30, 2005, the Company had a $16,183,538 long-term loan from Bank of America. On September 19, 2005, the Company entered into a $16,500,000 term loan agreement with Regions Bank. The proceeds from this newly obtained term loan financing were used to repay, and concurrently cancel, the long-term loan with Bank of America.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Long-term Debt and Pledged Assets. [Continued]

The Company’s term loan agreement (the “Loan”) with Regions Bank matures September 19, 2010 and is secured by accounts receivable, inventories, property, plant and equipment, death proceeds under certain life insurance policies, and common stock. Principal payments, beginning at approximately $55,000 and escalating over time, are due monthly, commencing September 30, 2005, with a final principal payment of $12,286,254 due September 19, 2010. Interest is payable monthly. The Loan includes $4,125,000 that bears interest, at the Company’s option, under one of two available methods. The first available interest computation method provides for interest at the higher of the prime rate or the federal funds rate plus  1/2%. The second available interest computation method bears interest at the sum of (i) the one month LIBOR rate divided by 1.0 minus the Eurodollar Reserve Percentage, and (ii) 1.75%. The Company may select either of the two interest rate methodologies by providing written notification to Regions Bank. The balance of Loan ($12,375,000 at inception) bears interest that has been set at a fixed annual rate of 6.45% through the use of an interest rate swap.

The Loan contains certain restrictive covenants setting forth minimum fixed charge coverage, tangible net worth, and debt to tangible net worth ratio requirements. These covenants also include a number of other limitations, including restrictions on capital expenditures, mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Company expects to maintain compliance with these restrictive covenants, and believes that these restrictions will have not material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry.

The long-term loan from Bank of America also contained restrictive covenants relative to tangible net worth, coverage of current maturities, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), and gross profit percentage. As of June 30, 2005, the Company was in compliance with all covenants except funded debt to EBITDA. The Company obtained from Bank of America a written waiver of this violation.

Following is a summary of long-term debt at June 30, 2005, with current maturities determined based upon the net reduction of debt during the year ending June 30, 2006 that will occur under terms of the above described new loan with Regions Bank:

	2005	2004
Credit agreement with a financial corporation, refinanced subsequent to June 30, 2005.	$16,183,538	$17,303,038
Loans payable to a financial institution for the purchase of vehicles, repaid during Fiscal 2005.	—	18,216
4.00% loan payable to a financial institution for the purchase of a vehicle, monthly payments of $726 through September 2006, secured by the vehicle purchased.	10,647	18,522
Loans payable borrowed against the cash surrender value of key-man life insurance policies, repaid during Fiscal 2005.	—	1,295,449

Total long term debt	16,194,185	18,635,225

Less: Current maturities included in current liabilities:	(760,739)	(772,704)

	$15,433,446	$17,862,521

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Long-term Debt and Pledged Assets. [Continued]

The estimated aggregate maturities required on long-term debt for each of the years ending June 30 are as follows:

2006	$760,739
2007	714,626
2008	759,290
2009	809,738
2010	863,538
2011	12,286,254

$16,194,185

Note 6. Stock Options.

On June 21, 1995, the shareholders voted to adopt the 1995 stock option plan. The plan provided 450,000 options to purchase the common stock to be granted by the Board of Directors to employees or directors of the Company. On August 4, 1995, the Board of Directors voted to grant the 450,000 stock options to Mr. Reginald M. Fountain, Jr. at $4.67 per share, exercisable for 10 years from the date granted, on a non-qualified basis. On November 9, 2004, the shareholders of Fountain Powerboats, Inc. approved an amendment to this plan to permit the Board of Directors to extend the term of this plan to August 4, 2008. As of June 30, 2005, none of these options have been exercised.

During 1999, the shareholders voted to adopt the 1999 Employee Stock Option Plan (the Plan), which expires January 11, 2009. Under the Plan, the board is empowered to grant options to purchase up to 120,000 shares of common stock to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). During the Company’s November 19, 2002 Annual Meeting the shareholders approved amendment of the 1999 Employee Stock Option Plan to increase the number of shares available for issuance under that plan from 120,000 to 175,000 shares. As of June 30, 2005, 98,333 options are available for grant under the plan.

During 2001, the Company granted options to purchase 35,000 shares of common stock, on a non-qualified basis, under a plan not approved by the shareholders. The options are exercisable at $1.34 per share and expire December 12, 2007. As of June 30, 2005, 25,000 of the options have been exercised.

During 2002, the Company granted options to purchase 40,000 shares of common stock for consulting services. The options were valued at $53,403 and were expensed ratably over the vesting period. As of June 30, 2004, the Company has recorded deferred compensation of $53,403 in consulting expense. The options are exercisable at $1.60 to $1.67 per share and vested within two years from the date they were granted. The options expire five years from vesting the date of full vesting. As of June 30, 2005 all 40,000 options were exercised.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Stock Options. [Continued]

A summary of the status of the options granted under the Company’s 1995 and 1999 stock option plans and other agreements at June 30, 2005, 2004 and 2003, and changes during the periods then ended is presented in the table below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	560,000	$4.16	610,000	$3.96	686,000	$3.85
Exercised	26,667	1.56	50,000	1.63	25,000	1.34
Forfeited	33,333	3.37	—	—	51,000	3.79

Outstanding at end of period	500,000	$4.36	560,000	$4.16	610,000	$3.96

Exercisable at end of period	500,000	$4.36	546,667	$4.23	576,000	$4.11

A summary of the status of the options outstanding under the Company’s stock option plans and other agreements at June 30, 2005 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.34 to 1.60	50,000	3 years	$1.55	50,000	$1.55
$4.67	450,000	3 years	4.67	450,000	4.67

	500,000			500,000

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

The significant components of the provision for income taxes for the years ended June 30, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current tax provision
Federal	$(20,263)	$—	$—
State	(969)	—	—

Total current tax provision	(21,232)	—	—

Deferred tax provision
Federal	292,283	241,811	371,706
State	63,307	35,561	54,662

Total deferred tax provision	355,590	277,372	426,368

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	334,358	277,372	426,368
Increase (decrease) in valuation allowance	(355,590)	(277,372)	(257,067)

Net provision (benefit) for income taxes	$(21,232)	$—	$169,301

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2005	2004	2003
Expected income tax expense (benefit)	$249,893	$207,090	$356,761
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	41,165	35,561	54,662
Nondeductible expenses	43,300	34,721	14,945
Adjustment to deferred tax asset valuation allowance	(355,590)	(277,372)	(257,067)

Provision for income taxes	$(21,232)	$—	$169,301

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes. [Continued]

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at June 30, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets relating to:
Inventory capitalization difference	$185,233	$133,264
Bad debt allowance	85,416	32,308
Reserve for obsolete inventory	28,019	19,500
Reserve for buy backs	28,913	29,250
Warranty reserve	285,270	276,900
Accrued dealer incentive interest	86,175	25,072
Reserve for health insurance	64,764	49,140
Accrued executive compensation	72,971	53,410
Net operating loss carryforwards	2,033,339	2,675,493
Charitable contributions carryforward	6,054	4,608
Alternative minimum tax credit carryforward	41,524	41,524
Investment tax credits	86,294	86,294

Total deferred tax assets	3,003,972	3,426,763
Less valuation allowance	(1,709,951)	(2,065,541)

Deferred tax assets net of valuation allowance	1,294,021	1,361,222

Deferred tax liabilities relating to:
Property and equipment	1,294,021	1,361,222

Net recorded deferred tax asset	$—	$—

The Company has available federal and state operating loss carryforwards at June 30, 2005 of approximately $5,300,000 and $4,900,000, respectively, which expire at various dates through 2023.

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

During Fiscal 2005 the Company entered into a one-year employment agreement with R. David Knight, its Executive Vice President of Business Development. The agreement provides for automatic one-year renewals at the end of each year, subject to Mr. Knight’s continued employment, and compensation for three years in event of termination or change in status without cause due to change in control.

Dealer Interest: The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to $1,238,274 for Fiscal 2005, $756,336 for Fiscal 2004 and $816,152 for Fiscal 2003. They are included in the accompanying consolidated statements of operations as part of net sales. At June 30, 2005 and 2004 the estimated unpaid dealer incentive interest included in accrued dealer incentives amounted to $223,542 and $62,894, respectively.

Product Liability and Other Litigation: There were various warranty lawsuits brought against the Company at June 30, 2005. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney’s fees and any losses, which may occur from these lawsuits over and above the insurance deductibles. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 2005 and 2004, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to $21,443,054 and $18,177,586, respectively. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events, which can be reasonably estimated. At June 30, 2005 and 2004, the allowance for boat repurchases was $75,000.

401 (k) Payroll Savings Plan: During Fiscal 1991, the Company initiated a 401(k) Payroll Savings Plan (the 401(k) Plan) for all employees. Eligible employees may elect to defer up to twenty-five percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company currently matches fifty percent of the employee’s deferred salary amounts limited to a maximum of six percent of their salaried amounts, or effectively a maximum of three percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401(k) Plan. There are no post-retirement benefit plans in effect. The Company’s employer contribution to the 401(k) Plan was $113,633 for Fiscal year 2005, $86,825 for Fiscal 2004 and $93,650 for Fiscal 2003.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Commitments and Contingencies. [Continued]

Environmental: The Company was notified in 1994 by the United States Environmental Protection Agency (“EPA”) that it has been identified as a potential responsible party (“PRP”) and may incur, or may have incurred, liability for the remediation of contamination at the Seaboard waste disposal site, located in High Point, North Carolina (also referred to as the Jamestown, North Carolina site) resulting from the disposal of hazardous substances at that site by a third party contractor of the Company. The Company’s share of the approximately 14.3 million gallons of waste is 19,245 gallons, a volumetric share of .1387%. The Company’s potential liability at this site is estimated by the Group administrator to be in the range of $40,000 to $60,000. The Company is likely to be eligible for a de Minimus Settlement Agreement, which is expected to be finalized in 2006.

Note 9. Export Sales.

The Company had export sales to customers in the following geographic areas:

	Year Ended June 30,
	2005	2004	2003
Canada, Central and South America	$2,474,619	$1,441,308	$929,481
Middle East, and Europe	2,506,657	819,724	595,777
Asia	—	—	235,549
Africa	410,758	—	—

	$5,392,034	$2,261,032	$1,760,807

Note 10. Transactions with Related Parties.

The Company expensed the following amounts for apartment rentals owned or controlled by Reginald M. Fountain, Jr., the Company’s Chairman, President, and Chief Executive Officer: in Fiscal 2005, $32,358; in Fiscal 2004, $18,592; and in Fiscal 2003, $11,489. At June 30, 2005, the Company owed Reginald M. Fountain, Jr. $0 for these rentals.

The Company expensed the following amounts for aircraft services and rentals to an entity controlled by Reginald M. Fountain, Jr.: in Fiscal 2005, $178,383; and in Fiscal 2004, $259,189. At June 30, 2005 the Company owed $0 in unpaid services to this entity.

For the year ended June 30, 2004, the Company paid an entity controlled by a director $20,500 for consulting services.

The Company paid $0, $15,029 and $58,000 for the years ended June 30, 2005, 2004 and 2003 for advertising and public relations services from an entity owned by a director of the Company. At June 30, 2005, the Company had no payable due to the entity for these services.

A Director of the Company is an owner of a marine dealership, which accounted for 6% of the Company’s sales in Fiscal 2005.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Concentration of Credit Risk.

Concentration of credit risk arises due to the Company operating in the marine industry, particularly in the United States. In Fiscal 2005, one dealer accounted for 10.5% of sales, one for 6% of sales (see Note 10), and three dealers for 5% individually. In Fiscal 2004, one dealer accounted for 10.5% of sales, one for 10.2% of sales, and two dealers for 5.0% individually. In Fiscal 2003, one dealer accounted for 10.3% of sales, one for 8.0% of sales, and one dealer for 6.7%.

Note 12. - Earnings per Share.

Basic earnings per share represent income available to common shareholders divided by the weighted- average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and is determined using the treasury stock method.

	2005	2004	2003
Weighted average number of common shares outstanding used in basic earnings per share	4,815,188	4,761,460	4,744,457
Effect of dilutive stock options	74,936	63,719	74,349

Weighted number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	4,890,124	4,825,179	4,818,806

There were no adjustments required to be made to net income in the computation of diluted earnings per share. For the year ended June 30, 2005, there were no antidilutive options outstanding. For the years ended June 30, 2004 and 2003, there were 450,000 options that were antidilutive since the exercise price exceeded the average market price of the Company’s common stock for the year. These antidilutive options have been omitted from the calculation of diluted earnings per share for those years.

Note 13 – Sales by Product Line.

The Company’s net sales resulted from the following product lines for the years ended June 30, 2005, 2004 and 2003:

	2005	2004	2003
Sports boats	$33,819,857	$32,509,664	$26,612,517
Express cruisers	13,395,691	9,508,545	9,923,547
Sport fishing boats	21,123,893	15,805,238	14,594,023
Non-boat sales including (Service, Parts, Sportswear)	2,842,627	1,473,517	1,426,997

Net sales	$71,182,068	$59,296,964	$52,557,084

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

During the year the Company entered into an interest rate swap agreement related to a loan. The balance of long-term debt was miscalculated resulting in an adjustment of approximately $68,000 to additional interest expense.

Lastly, in preparing a bank reconciliation, a sequence of ten checks was left off the listing of outstanding checks. Upon adjusting the general ledger to the reconciliation, an understatement of expense of approximately $78,000 occurred.

The above items also effected the calculation of the deferred tax asset and other related tax accounts by approximately $21,000.

The following table highlights the significant areas of change from those previously reported:

	Year ended June 30, 2004
	As previously reported June 30, 2004	Restated June 30, 2004	Change
Total assets	$31,364,160	$30,621,143	$743,017
Net sales	59,841,760	59,296,964	544,796
Net income	1,301,142	609,087	692,055
Basic earnings per share	.27	.13	.14

Note 15 – Subsequent Event.

On September 19, 2005, the Company obtained a $16,500,000 long-term loan from Regions Bank. The proceeds were used to refinance long-term debt with Bank of America with a remaining balance of $16,057,912 at that date, and to provide additional operating funds. See Note 5. Included in other assets on the accompanying consolidated balance sheet are deferred loan costs related to the Bank of America long-term debt of approximately $243,000 at June 30, 2005. The unamortized balance of these deferred loan costs, totaling approximately $230,000, was charged to expense when that debt was repaid during September 2005. In addition, when that debt was repaid the Company also terminated its interest rate swap agreement with Bank of America, resulting in a gain of $84,524 recognized during September 2005.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

SCHEDULES TO THE FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Fiscal 2005 Valuation and Qualifying Account Description	Balance June 30, 2004	Charge (Credit) to Expense Adjustments	Payments/ Deductions	Balance June 30, 2005
Allowance for Doubtful accounts	$82,841	$168,634	$29,903	$221,572
Inventory Obsolescence Reserve	50,000	22,682	—	72,682
Deferred Tax Valuation Allowance	2,065,541	(355,590)	—	1,709,951
Warranty Expense Reserve	710,000	892,480	862,480	740,000
Allowance for Boat Repurchases	75,000	—	—	75,000

Fiscal 2004 Valuation and Qualifying Account Description	Balance June 30, 2003	Charge (Credit) to Expense Adjustments	Payments/ Deductions	Balance June 30, 2004
Allowance for Doubtful accounts	$27,841	$55,000	$—	$82,841
Inventory Valuation Reserve	50,000	—	—	50,000
Deferred Tax Valuation Allowance	2,342,912	(277,371)	—	2,065,541
Warranty Expense	900,000	357,507	547,507	710,000
Allowance for Boat Repurchases	200,000	—	125,000	75,000

Fiscal 2003 Valuation and Qualifying Account Description	Balance June 30, 2002	Charge (Credit) to Expense Adjustments	Payments/ Deductions	Balance June 30, 2003
Allowance for Doubtful accounts	$27,841	$—	$—	$27,841
Inventory Valuation Reserve	307,393	—	257,393	50,000
Deferred Tax Valuation Allowance	2,599,979	(257,067)	—	2,342,912
Warranty Expense	870,000	675,344	645,344	900,000
Allowance for Boat Repurchases	200,000	—	—	200,000

FOUNTAIN POWERBOATS INDUSTRIES, INC.

SUPPLEMENTARY DATA

UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
Revenue	$16,742,309	$17,256,520	$16,714,140	$20,469,100
Gross profit	1,993,148	2,375,903	2,891,593	3,649,919
Income (loss) before taxes	(373,338)	137,404	359,492	611,422
Net income (loss)	(373,338)	137,404	360,460	631,686
Net income (loss) per share:
Basic	(.08)	.03	.07	.13
Diluted	(.08)	.03	.07	.13

Fiscal 2004
Revenue	$12,885,232	$13,361,811	$15,790,650	$17,259,271
Gross profit	2,032,181	2,027,100	3,119,068	2,870,872
Income (loss) before taxes	(356,347)	239,059	754,365	(27,990)
Net income (loss)	(356,347)	239,059	754,365	(27,990)
Net income (loss) per share:
Basic	(.08)	.05	.16	N/A
Diluted	(.07)	.05	.16	(.01)

Fiscal 2003
Revenue	$12,002,119	$12,941,227	$12,783,311	$14,830,427
Gross profit	1,905,951	2,370,374	1,911,352	2,331,450
Income (loss) before taxes	328,335	643,732	(91,338)	168,568
Net income (loss)	169,244	482,459	(177,402)	405,695
Net income (loss) per share:
Basic	.04	.10	(.04)	.09
Diluted	.04	.10	N/A	.04

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K, our management, with the participation of our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-(e) and 15d-(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, because of material weaknesses in internal controls over financial reporting discussed below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

On September 1, 2005, the Audit Committee of the Board of Directors of the Company concluded that its previously issued consolidated financial statements as of and for the fiscal year ended June 30, 2004 and the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005, as well as earnings releases and similar communications relating to such periods, should no longer be relied upon. The Company has restated its consolidated financial statements by filing an amendment to its Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “Form 10-K/A”) and by filing amendments to its Quarterly Reports on Form 10-Q for quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 (collectively, the “Forms 10-Q/A”).

Restatement of the Financial Statements for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005.

The Company, through an internal review process has identified certain accounting errors made during the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005. The Company discovered that there were omissions and errors in the entry and reconciliation of certain items to the general ledger during these periods. The Company concluded as part of its review process that these entries needed to be corrected to properly report its financial condition and results of operations. The Company has corrected these errors in the restatement. See the Company’s Forms 10-Q/A for these periods filed with the SEC on October 12, 2005.

Restatement of the Audited Financial Statements for the fiscal year ended June 30, 2004.

The Company, through an internal review process, has identified certain accounting errors made during the fiscal year ended June 30, 2004 that had the effect of overstating net income for the year and stockholders’ equity at year-end. The errors related to certain general ledger balance sheet accounts that had not been properly reconciled to the appropriate underlying subsidiary records. After an extensive investigation, the Company has identified certain journal entries and other transactions that caused the errors in these account balances. The Company has corrected these errors in the restatement. See the Company’s Form 10-K/A for this period filed with the SEC on October 12, 2005.

Material Weaknesses; Improvements in Internal Controls

Based upon the results of our investigation described above, our Chief Executive Officer and Chief Financial Officer determined that the accounting errors referenced above were the result of material weaknesses in internal control over financial reporting related to (i) its system of entry of certain types of transactions into the general and subsidiary ledgers and (ii) the timely reconciliation of general ledger balance sheet accounts to the appropriate underlying subsidiary records. The Company has taken steps to remediate the material weaknesses as of the date of this report which are described below. Although some of these steps were taken prior to the end of the period covered by this report, not all of them were fully implemented by such time, which resulted in the Company’s conclusion that material weaknesses existed as of the end of the period covered by this report.

As a result of these material weaknesses, (i) certain cash receipts were misapplied that had the effect of overstating sales and accounts receivable, (ii) certain cash disbursements were not recorded, resulting in an overstatement of cash and an understatement of expenses, and (iii) the gain (loss) on an interest rate swap agreement was not properly calculated resulting in an understatement of interest expense on long-term debt. The Company’s reconciliation and review processes, which should have detected these errors, were not adequate to do so, with the result that the Company’s consolidated financial statements were materially misstated prior to restatement described above.

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

As of the date of this report, the Company believes that these remedial steps have corrected the material weaknesses described above.

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

Item 9B. Other Information.

On April 14, 2005, the Company transferred the listing of its common stock from The Nasdaq National Market to the American Stock Exchange.

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

Procedures for Shareholder Recommendations to Nominations Committee. Registrant’s Corporate Governance Committee, which performs the function of a nominations committee for Registrant’s Board of Directors, has adopted procedures to be followed by shareholders who wish to recommend candidates to the Committee for its consideration in connection with its recommendation of director nominees to the Board of Directors. A copy of those procedures is attached as an exhibit to this Report.

Item 11. Executive Compensation.

Information appearing under the captions (1) “Director Compensation,” (2) ”Executive Compensation - Cash Compensation,” (3) “Executive Compensation - Employment Agreements and Change in Control Arrangements,” and (4) “Executive Compensation - Employee Stock Options,” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Item12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Securities and Certain Change in Control Arrangements. Information regarding the beneficial ownership of the Company’s equity securities, and arrangements that could result in a future change in control of the Company, appearing under the caption “Beneficial Ownership of Securities” in the Company’s definitive Proxy Statement filed with the Commission in connection with the Company’s annual meeting of shareholders is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes all compensation plans and individual compensation arrangements that were in effect on June 30, 2005, and under which shares of the Company’s common stock were authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	490,000		$4.42	98,333	(1)
Equity compensation plans not approved by security holders	10,000	(1)	1.34	-0-
Total	500,000		4.36	98,333

(1)	Includes individual options to purchase shares of the Company’s common stock held by independent contractors for 10,000 shares at an exercise price of $1.34 per share granted during 2001 and expiring during 2007.

Item 13. Certain Relationships and Related Transactions.

Information appearing under the caption “Transactions with Related Parties” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information appearing under the caption “Proposal 3. Ratification of Appointment of Independent Accountants - Services and Fees During Fiscal 2005” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed with Report:

(1)	Financial Statements. The following consolidated financial statements of the Company are contained in Item 8 of this Report.

Report of Dixon Hughes PLLC

Report of Pritchett, Siler & Hardy, P. C.

Consolidated balance sheets at June 30, 2005 and 2004

Consolidated statements of operations for the years ended June 30, 2005, 2004 and 2003

Consolidated statements of stockholder’s equity for the years ended June 30, 2005, 2004 and 2003

Consolidated statements of cash flows for the years ended June 30, 2005, 2004 and 2003

Notes to consolidated financial statements

(2)	Financial Statement Schedules.

Not applicable.

(3)	The exhibits which are management contracts or compensatory plans or arrangements are identified on the index of exhibits that is a part of this Form 10-K following the signature page and which is incorporated herein by reference.

(b)	Exhibits. An index of exhibits that is a part of this Form 10-K appears following the signature page and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.

	By:	/S/ Reginald M. Fountain, Jr.
October 13, 2005		Reginald M. Fountain, Jr.
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Reginald M. Fountain, Jr. Reginald M. Fountain, Jr.	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	October 13, 2005

/S/ A. Myles Cartrette A. Myles Cartrette	Director	October 13, 2005

/S/ George L. Deichmann, III George L. Deichmann, III	Director	October 13, 2005

/S/ Guy L. Hecker, Jr. Guy L. Hecker, Jr.	Director	October 13, 2005

/S/ David C. Miller David C. Miller	Director	October 13, 2005

/S/ Mark L. Spencer Mark L. Spencer	Director	October 13, 2005

/S/ Robert L. Stallings Robert L. Stallings	Director	October 13, 2005

/S/ David L. Woods David L. Woods	Director	October 13, 2005

/S/ Irving L. Smith Irving L. Smith	Chief Financial Officer	October 13, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Registrant’s Articles of Incorporation, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

3.2	Registrant’s Bylaws, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

4.1	Form of stock certificate (refiled herewith)

10.1 *	Employment Agreement dated March 31, 1989, between Reginald M. Fountain, Jr. and Fountain Powerboats, Inc. (refiled herewith)

10.2 *	Employment Agreement dated September 1, 2004, as amended on October 18, 2004, between R. David Knight and Fountain Powerboats, Inc. (filed herewith)

10.3 *	Stock Option Agreement dated August 4, 1995, as amended, between Registrant and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

10.4 *	1999 Employee Stock Option Plan (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

10.5 *	1995 Stock Option Plan, as amended (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated November 9, 2004)

10.6	Master Agreement between Registrant, Fountain Powerboats, Inc., Reginald M. Fountain, Jr. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.7	Engine Supply Agreement between Registrant Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.8	Omnibus Amendment and Agreement dated September 13, 2005, between Brunswick Corporation, Fountain Powerboat Industries, Inc., Fountain Powerboats, Inc., and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.9	Loan Agreement dated September 19, 2005, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.10	Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated September 19, 2005, between Fountain Powerboats, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.11	Security Agreement dated September 19, 2005, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.12	Pledge Agreement dated September 19, 2005, between Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

31.1	Certification of Registrant’s Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Registrant’s Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (furnished herewith)

99.1	Procedures for Submission of Recommendations by Shareholders to the Nominations Committee (filed herewith)

99.2	Registrant’s definitive proxy statement to be filed with the Commission

*	Denotes a management compensation plan or compensatory plan or arrangement.