Form 10-Q
period 2005-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2005-11-10
CIK 764858

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock, $.01 par value	4,834,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

		Page No.
Part I	Financial Information

	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets, September 30, 2005 and June 30, 2005	3 – 4

	Unaudited Condensed Consolidated Statements of Operations, for the three months ended September 30, 2005 and 2004	5

	Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended September 30, 2005 and 2004	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7 – 9

	Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	10 – 11

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	11

	Item 4. Controls and Procedures	11

Part II	Other Information

	Items 1, 2, 3, 4, 5 & 6	11 – 12

	Signature	13

	Exhibits	14 – 17

PART I. FINANCIAL INFORMATION.

ITEM 1: Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	June 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,090,875	$4,013,225
Accounts receivable, net	3,999,280	2,195,357
Inventories	6,949,297	6,473,017
Prepaid expenses	496,406	341,989

Total Current Assets	14,535,858	13,023,588

Property, Plant & Equipment	46,396,693	46,067,797
Less: Accumulated Depreciation	(29,361,733)	(28,889,410)

	17,034,960	17,178,387

CASH SURRENDER VALUE LIFE INSURANCE	2,231,563	2,179,617

OTHER ASSETS	417,790	652,660

TOTAL ASSETS	$34,220,171	$33,034,252

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	June 30, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities – long-term debt	$678,450	$760,739
Accounts payable – trade	3,437,862	3,844,102
Accrued expenses and other liabilities	1,201,458	1,079,558
Dealer incentives	4,539,161	3,702,738
Customer deposits	658,300	859,879
Allowance for boat repurchases	75,000	75,000
Warranty reserve	740,000	740,000

Total Current Liabilities	11,330,231	11,062,016

LONG-TERM DEBT, less current maturities	15,820,944	15,433,446
COMMITMENTS AND CONTINGENCIES (Note 5)

Total Liabilities	27,151,175	26,495,462

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,834,275 shares issued and outstanding as of September 30, 2005 and June 30, 2005	48,342	48,342
Additional paid-in capital	10,558,853	10,558,853
Accumulated earnings (deficit)	(3,338,326)	(4,035,384)

	7,268,869	6,571,811

Less: Treasury stock, at cost 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income (loss) from interest rate swap	(89,125)	77,727

Total Stockholders’ Equity	7,068,996	6,538,790

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,220,171	$33,034,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30, 2005	September 30, 2004
NET SALES	$19,157,736	$16,742,307
COST OF SALES	15,481,622	14,749,159

Gross Profit	3,676,114	1,993,148

EXPENSES:
Selling expenses	1,495,887	1,506,166
General and administrative expenses	841,803	586,788

Total Expenses	2,337,690	2,092,954

OPERATING INCOME (LOSS)	1,338,424	(99,806)

NON-OPERATING INCOME (EXPENSE):
Other income (expense)	(92,615)	698
Interest expense	(548,751)	(274,229)

Total Non-operating Income (Expense)	(641,366)	(273,531)

INCOME (LOSS) BEFORE INCOME TAXES	697,058	(373,337)

CURRENT TAX EXPENSE (BENEFIT)	—	—

DEFERRED TAX EXPENSE (BENEFIT)	—	—

NET INCOME (LOSS)	$697,058	$(373,337)

BASIC EARNINGS (LOSS) PER SHARE	$.14	$(.08)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,834,275	4,808,260

DILUTED EARNINGS (LOSS) PER SHARE	$.14	$(.08)

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,849,888	4,808,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$697,058	$(373,337)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	472,322	499,162
Deferred loan costs expensed	229,801	—
Gain on termination of interest rate swap	(84,524)	—
Bad debt expense	25,032	1,489
Amortization	16,322	19,986
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,828,956)	20,257
Increase in inventories	(476,279)	(123,750)
Increase in prepaid expenses	(154,417)	(101,116)
Increase (decrease) in accounts payable	(406,240)	985,387
Increase in accrued expenses	32,774	65,430
Increase in dealer incentives	836,423	107,243
Increase (decrease) in customer deposits	(201,579)	60,343

Net Cash Provided (Used) by Operating Activities	(842,263)	1,161,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(173,403)	(328,258)
Investment in molds and related plugs	(155,493)	(493,607)
Net increase in cash surrender value of life insurance	(51,945)	(51,624)
Increase in other assets	(88,980)	(68,267)

Net Cash Used by Investing Activities	(469,821)	(941,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	16,500,000	—
Proceeds received upon termination of interest rate swap	84,524	—
Payments of long-term debt	(16,194,790)	(181,562)
Increase (decrease) in Stockholders’ Equity	—	9,668

Net Cash Provided (Used) by Financing Activities	389,734	(171,894)

Net increase (decrease) in cash and cash equivalents	(922,350)	47,444
Cash and cash equivalents at the beginning of period	4,013,225	3,622,257

Cash and cash equivalents at the end of period	$3,090,875	$3,669,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. The results of operations for the three month periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Stock Options: The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The Company has in prior years accounted for stock options issued to employee, officer and directors under the stock incentive plan in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal or exceed the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to employee stock options has previously been recorded in the Consolidated Statements of Operations. Compensation cost has previously been recognized for certain stock options issued to non-employees.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the fiscal year that begins after June 15, 2005. Accordingly, we have adopted SFAS No. 123(R) commencing with the quarter ended September 30, 2005, and it had no effect on net income for that period because all outstanding options vested fully prior to July 1, 2005.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the three months ended September 30, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	For the Three Months Ended
	September 30, 2005	September 30, 2004
Net income (loss) as reported	$697,058	$(373,337)
Add: Stock-based nonemployee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	—	(4,221)

Net Income (Loss) Proforma	$697,058	$(377,558)

Basic earnings (loss) per share: As reported	$.14	$(.08)

Proforma	$.14	$(.08)

Diluted earnings (loss) per share: As reported	$.14	$(.08)

Proforma	$.14	$(.08)

NOTE 2. LONG-TERM DEBT AND PLEDGED ASSETS

On September 19, 2005, the Company entered into a $16,500,000 term loan agreement with Regions Bank. The proceeds from this newly obtained term loan financing were used to repay, and concurrently cancel, the long-term loan with Bank of America. Upon cancellation of the Bank of America loan, the Company expensed that portion of the deferred costs paid to acquire the loan which had not been amortized during the term of the loan. The amount of the deferred loan costs expensed is $229,801. The Company’s term loan agreement (the “Loan”) with Regions Bank matures September 19, 2010 and is secured by accounts receivable, inventories, property, plant and equipment, death proceeds under certain life insurance policies, and common stock. Principal payments, beginning at approximately $55,000 and escalating over time, are due monthly, commencing September 30, 2005, with a final principal payment of $12,286,254 due September 19, 2010. Interest is payable monthly. The Loan includes $4,125,000 that bears interest, at the Company’s option, under one of two available methods. The first available interest computation method provides for interest at the higher of the prime rate or the federal funds rate plus 1/2%. The second available interest computation method bears interest at the sum of (i) the one month LIBOR rate divided by 1.0 minus the Eurodollar Reserve Percentage, and (ii) 1.75%. The Company may select either of the two interest rate methodologies by providing written notification to Regions Bank. The balance of the Loan ($12,375,000 at inception) bears interest that has been set at a fixed annual rate of 6.45% through the use of an interest rate swap.

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. As such, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. During the period ended September 30, 2005, the company terminated an existing interest rate swap agreement with Bank of America related to the Bank of America loan, which was repaid during the period. The Company entered into a new interest rate swap agreement with Regions Bank related to the new Regions Bank loan, taken during the period. At termination, the swap agreement with Bank of America resulted in a gain to the Company of $84,524.

The Loan contains certain restrictive covenants setting forth minimum fixed charge coverage, tangible net worth, and debt to tangible net worth ratio requirements. These covenants also include a number of other limitations, including restrictions on capital expenditures, mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Company expects to maintain compliance with these restrictive covenants, and believes that these restrictions will not have a material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry. As of September 30, 2005 the Company was in compliance with all covenants.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements – The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), and under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 2005, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $18,700,890. At September 30, 2005, the allowance for boat repurchases was $75,000.

The Company vigilantly monitors all its dealers for solvency issues by examining dealer inventory levels and amounts carried under floor plan financing. At present the Company has no dealers that it believes to be at risk of default under their floor plan arrangements.

Dealer Interest – The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $273,980 for the three months ended September 30, 2005 and $178,233 for the three months ended September 30, 2004. The estimated unpaid dealer interest included in accrued dealer incentives amounted to $254,610 at September 30, 2005 and $171,813 at September 30, 2004.

Interest Rate Risk - At September 30, 2005, the Company owed $16,445,408 on a $16,500,000 credit agreement with Regions Bank. The credit agreement has $4,125,000 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $20,000 increase in interest expense.

Engine Supply Agreement – The Company has an Engine Supply agreement with Brunswick Corporation to purchase all marine engines from Mercury Marine division of Brunswick except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 4. TRANSACTIONS WITH RELATED PARTIES

At September 30, 2005, the Company had receivables and advances from its employees amounting to $80,720.

During the three month periods ended September 30, 2005 and September 30, 2004, the Company paid $34,243 and $56,046, respectively, for services rendered to entities owned or controlled by the Company’s Chairman, President, and Chief Executive Officer.

NOTE 5. EARNINGS (LOSS) PER SHARE

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

The weighted average common shares and common equivalent shares outstanding for the three month periods ended September 30, 2005 and 2004 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended
	September 30, 2005	September 30, 2004
Weighted average common shares outstanding used in basic earnings per share for the three and six months ending	4,834,275	4,808,260

Effect of dilutive stock options	15,613	—

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,849,888	4,808,260

ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net Sales – Net sales for the three months ended September 30, 2005 were $19,157,736, an increase of $2,415,429 or 14.4%, as compared to net sales of $16,742,307 for the three months ended September 30, 2004. The increase in net sales from the comparable period during the previous year was primarily attributable to changes in the Company’s product mix and an increase in the number of cruisers sold by the Company.

Gross Profit – Gross profit for the three months ended September 30, 2005 was $3,676,114, an increase of $1,682,966 or 84.4%, as compared to $1,993,148 for the three months ended September 30, 2004. The increase in gross profit for the three months ended September 30, 2005, as compared to the comparable period in the previous year is primarily attributable to changes in the Company’s product mix and improvements in the productivity and efficiency of the Company’s manufacturing operations.

Selling Expenses – Selling expenses for the three months ended September 30, 2005 were $1,495,887 as compared to $1,506,166 for the three months ended September 30, 2004, and represent normal expenditures for sales and marketing activities in the Company.

General and Administrative Expenses – General and administrative expenses were $841,803, an increase of $255,015, as compared to $586,788 for the three months ended September 30, 2004. The increase in expenses were generally related to and increase in employees in executive, finance and engineering areas, and for accounting and legal expenses related to the restatements of fiscal 2004 and 2005 financial statements.

Interest Expense – The interest expense during the three months ended September 30, 2005 was $548,751, as compared to $274,229 for the three months ended September 30, 2004. The increase in interest expense was principally due to the write-off of deferred closing costs of $229,801 relating to the Bank of America loan that was refinanced during the period.

Net Income (Loss) – Net income for the three months ended September 30, 2005 was $697,058 as compared to a loss of ($373,337) for the three months ended September 30, 2004. The significant improvement in profitability is primarily attributable to changes in the Company’s product mix and improvements in the manufacturing operations.

Income Tax - Current tax expense is $0 and $0 for the three months ended September 30, 2005 and 2004, respectively. Deferred tax expense is $0 and $0 for the three months ended September 30, 2005 and 2004, respectively. The Company provided no income tax expense for the three months ended September 30, 2005, even though the Company had income before income taxes, due to the recognition of deferred tax assets generated in prior years. Due to the volatility of the Company’s operating results in recent years, the net deferred tax asset at September 30, 2005 continues to be reduced to $0 through a valuation allowance.

Liquidity and Capital Resources

Cash was $3,090,875 and $3,669,701 at September 30, 2005 and 2004, respectively. The decrease in cash is primarily attributable to increases in accounts receivable ($1,828,956), inventories ($476,279) and prepaid expenses ($154,417) and decrease of accounts payable ($406,240) and customer deposits ($201,579).

Cash used by operations for the three months ended September 30, 2005 was $842,263 and cash provided by operations for the three months ended September 30, 2004 was $1,161,094. This change is primarily attributable to increases in accounts receivable ($1,828,956) and inventories ($476,279) and decreases in accounts payable ($406,240) and customer deposits ($201,579), offset by an increase in dealer incentives ($836,423).

Cash used in investing activities for the three months ending September 30, 2005 was $469,821 and was primarily attributable to boat mold and tooling expenditures ($155,493) to support the Company’s continued enhancement of its product lines and purchases of other property, plant and equipment ($173,403).

Cash provided by financing activities for the three months ended September 30, 2005 was $389,734 and was solely attributable to the refinancing of long-term debt.

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because of the increase in sales volumes and sales backlogs at the date of this filing. The Company has maintained a significant sales backlog through the date of this report and is currently enjoying an increasingly favorable business climate for its products.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At September 30, 2005, the Company owed $16,445,408 on a $16,500,000 credit agreement with Regions Bank. The credit agreement has $4,125,000 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $20,000 increase in interest expense.

ITEM 4. Controls and Procedures

As of September 30, 2005, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. However, in light of the material weaknesses in internal controls over financial reporting that resulted in restatement of financial reports for fiscal 2004 and 2005, and in preparation for the internal control audit and reporting requirements of the Sarbanes-Oxley Act: Section 404 the Company’s is likely to make additional changes to its internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1: Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending September 30, 2005.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased none of its own securities, nor issued or sold any unregistered securities during the quarter ending September 30, 2005.

Item 3: Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ending September 30, 2005.

ITEM 4: Submission of Matters to a vote of Security Holders.

There were no matters submitted to a vote of the Company’s security holders during the quarter ending September 30, 2005.

ITEM 5: Other Information.

None.

ITEM 6: Exhibits.

(a). Exhibits.

An index of exhibits that is a part of this Form 10-Q appears following the signature page and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

By:	/s/ Irving L. Smith	Date: November 10, 2005
Irving L. Smith
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350