Form 10-Q/A
period 2004-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2005-11-16
CIK 764858

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common Stock, $.01 par value	4,814,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

Page No.

	Explanatory Note	3 – 4

Part I	Financial Information

Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets, September 30, 2004 and June 30, 2004	5 – 6

	Unaudited Condensed Consolidated Statements of Operations, for the three months ended September 30, 2004 and 2003	7

	Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended September 30, 2004 and 2003	8 – 9

	Notes to Unaudited Condensed Consolidated Financial Statements	10 – 23

	Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	24 – 25

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	26

	Item 4. Controls and Procedures	26 – 27

Part II	Other Information

	Items 1, 2, 3, 4, 5 & 6	27

	Signature	28

	Exhibits	29 – 32

EXPLANATORY NOTE

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As previously announced, the Audit Committee of the Board of Directors of Fountain Powerboat Industries, Inc. (the “Company”), together with the management of the Company, have concluded that the Company should restate its consolidated financial statements for the year ended June 30, 2004 and the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005. This Form 10-Q/A relates to the restatement for the quarter ended September 30, 2004.

As disclosed in Note 14 to the Company’s restated consolidated financial statements for the year ended June 30, 2004 included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 filed with the SEC on October 12, 2005, the Company has restated its consolidated financial statements as of and for the year ended June 30, 2004 to correct certain financial statement errors reported in the Form 10-K for such fiscal year as originally filed. The corrections in the restatement have a carry forward impact on the Company’s consolidated financial statements as of and for the quarter ended September 30, 2004. In addition, as previously disclosed, the Company, through an internal review process, has identified certain accounting errors made during the quarter ended September 30, 2004. The Company discovered that there were omissions and errors in the entry and reconciliation of certain items to the general ledger during these periods. These errors are the result of the following:

•	The amount accrued for payroll costs at September 30, 2004 was understated by $281,679. This understatement was corrected when the accrual was properly stated at December 31, 2004. As a result, compensation costs were understated by this amount for the quarter ended September 30, 2004 and overstated by this amount for the quarter ended December 31, 2004.

•	Other payables and accruals were understated by $147,424 at September 30, 2004. As a result, operating results were overstated by this amount for the quarter ended September 30, 2004.

•	An inventory disposal during the quarter ended September 30, 2004 resulted in a loss of $135,899. This loss was not recorded during that quarter, resulting in an overstatement of operating results.

•	Interest costs incurred during the quarter ended September 30, 2004 relating to self constructed fixed asset projects were not properly capitalized during that quarter, resulting in an overstatement of interest expense of $12,298.

•	Prepaid expenses (related to boat show expenses) at September 30, 2004 were understated by $17,657, resulting in an overstatement of expenses for the quarter.

•	A sales transaction was inadvertently recorded twice in the general ledger during the quarter ended September 30, 2004 which resulted in sales being overstated by $61,600.

•	Interest expense for the quarter was understated by $90,615 as a result of that amount being erroneously credited to interest expense rather than to the accrued interest liability account.

As a result of these errors and the carry forward effects of adjustments made at June 30, 2004, the Company’s consolidated financial statement as of and for the three months ended September 30, 2004 were misstated. The consolidated financial statements as of and for the three months ended September 30, 2004 have been restated in this filing to properly reflect the carry forward effects of the fiscal year ended June 30, 2004 restatement as well as to correct errors that occurred during the quarter ended September 30, 2004.

In addition, the Company’s management has determined that the accounting errors referenced above were the result of material weaknesses in the Company’s internal control over financial reporting related to (i) its system of entry of certain types of transactions into the general and subsidiary ledgers and (ii) the reconciliation of general ledger balance sheet accounts to the appropriate underlying subsidiary records. As described in Item 4. Controls and Procedures, the Company has taken steps to remediate the material weaknesses, including:

•	an increase in the number of accounting and financial reporting personnel at the Company, which includes a new accounts receivable associate and a new accounting administrative associate;

•	the removal of the Company’s former controller, who was principally responsible for ledger entries and oversight of all reconciliations, and the hiring of a replacement controller;

•	the hiring of a full-time experienced accounting and financial reporting consultant to assist the accounting and finance staff of the Company in connection with the restatement, the Company’s ongoing financial reporting obligations and the improvement of its internal controls over financial reporting;

•	the implementation of significantly enhanced record-keeping policies and procedures; and

•	the implementation of new controls to verify and reconcile the entry of items to the general ledger, such as (i) the review by our chief financial officer of all journal entries and accrual schedules, (ii) new control processes for balancing accounts, such as revenue accounts, dealer discount accounts, accounts receivable, accounts payable, which will be reconciled every month (instead of at quarter end as the Company had previously done), and (iii) additional review process for accounts receivable and payable accounts by manager level personnel.

The Company believes that these remedial steps have corrected the material weaknesses described above and will help ensure that the previous types of errors to not recur. See “Item 4. Controls and Procedures.”

This Form 10-Q/A further amends the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission (SEC) on October 12, 2005 (the “First 10-Q/A”). The First 10-Q/A amended the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, initially filed with the SEC on November 5, 2004 (the “Original Filing”) to reflect the restatement of the Company’s consolidated financial statements as of and for the quarter ended September 30, 2004 and the notes related thereto. This Form 10-Q/A provides further detail in note 11 to the consolidated financial statements as to the nature of the errors and the changes that were made from the information previously reported in the Original Filing. See notes 1,2,3,4,8 & 10 to the consolidated financial statements in this Form 10-Q/A for further information. Additional changes were also made in the First 10-Q/A to the Managements’ Discussion and Analysis of the Results of Operations and Financial Condition to further explain the Company’s reasons for these amendments. Except for the amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing. In addition, this Form 10-Q/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2 and 32.

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

NOTE 4 - LONG-TERM DEBT AND PLEDGED ASSETS

The following is a summary of long-term debt:

	September 30, 2004 Restated	June 30, 2004 Restated
9.9% loans payable to a financial institution for the purchase of vehicles, monthly payments totaling $1,383 through May 2005, secured by the vehicle purchased	$14,992	$18,216
4.00% loan payable to a financial institution for the purchase of a vehicle, monthly payments of $726 through September 2006, secured by the vehicle purchased	17,212	18,522
7.93% to 8% loans payable, borrowed against the cash surrender value of key-man life insurance policies 1998, 2001, and 2002, monthly payments of $25,004	1,308,419	1,295,449
$18,000,000 credit agreement with a financial Corporation (See below)	17,113,446	17,303,038

	18,454,069	18,635,225
Less: Current maturities included in current liabilities	(767,720)	(772,704)

	$17,686,349	$17,862,521

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

The Company’s Chairman, President, and Chief Executive Officer has guaranteed and personally pledged certain of his assets as collateral in connection with the $18,000,000 loan with Bank of America and the Brunswick Corporation agreement

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES (continued)

to guarantee said loan. The president further agreed to sell certain of his common shares and options to purchase common shares to Brunswick Corporation in connection with their guarantee (See Note 4)

NOTE 8 - INCOME TAXES

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

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS

As previously announced, the Audit Committee of the Company, together with the management of the Company, have concluded that the Company should restate its consolidated financial statements for the year ended June 30, 2004 and the three month periods ended September 30, 2004, December 31, 2004 and March 31, 2005.

As disclosed in Note 14 to the Company’s restated consolidated financial statements for the year ended June 30, 2004 included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 filed with the SEC on October 12, 2005, the Company has restated its consolidated financial statements as of and for the year ended September 30, 2004 to correct certain financial statement errors reported in the Form 10-K for such fiscal year as originally filed. The corrections in the restatement have a carry forward impact on the Company’s consolidated financial statements as of and for the three months ended September 30, 2004. In addition, certain financial reporting errors occurred during the three months ended September 30, 2004 that affected the Company’s consolidated financial statements as of and for the three months ended September 30, 2004. These errors are the result of the following:

•	The amount accrued for payroll costs at September 30, 2004 was understated by $281,679. This understatement was corrected when the accrual was properly stated at December 31, 2004. As a result, compensation costs were understated by this amount for the quarter ended September 30, 2004 and overstated by this amount for the quarter ended December 31, 2004.

•	Other payables and accruals were understated by $147,424 at September 30, 2004. As a result, operating results were overstated by this amount for the quarter ended September 30, 2004.

•	An inventory disposal during the quarter ended September 30, 2004 resulted in a loss of $135,899. This loss was not recorded during that quarter, resulting in an overstatement of operating results.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (Continued)

•	Interest costs incurred during the quarter ended September 30, 2004 relating to self constructed fixed asset projects were not properly capitalized during that quarter, resulting in an overstatement of interest expense of $12,298.

•	Prepaid expenses (related to boat show expenses) at September 30, 2004 were understated by $17,657, resulting in an overstatement of expenses for the quarter.

•	A sales transaction was inadvertently recorded twice in the general ledger during the quarter ended September 30, 2004 which resulted in sales being overstated by $61,600.

•	Interest expense for the quarter was understated by $90,615 as a result of that amount being erroneously credited to interest expense rather than to the accrued interest liability account.

As a result of these errors and the carry forward effects of adjustments made at from June 30, 2004, the Company’s consolidated financial statement as of and for the three months ended September 30, 2004 were misstated. The consolidated financial statements as of and for the three months ended September 30, 2004 have been restated in this filing to properly reflect the carry forward effects of the fiscal year ended June 30, 2004 restatement as well as to correct errors that occurred during the quarter ended September 30, 2004.

A summary of the of the effects of correction of the errors that occurred during the three months ended September 30, 2004 is as follows:

Error Giving Rise to Restatement	Quarter	Year-to-date
Under-accrual of payroll costs	$(281,679)	$(281,679)
Understatement of other accruals	(147,424)	(147,424)
Unrecorded loss on disposal of inventory	(135,899)	(135,899)
Undercapitalized interest costs	12,298	12,298
Understatement of prepaid expenses	17,657	17,657
Overstatement of sales from duplicate transaction	(61,600)	(61,600)
Understatement of interest expense	(90,615)	(90,615)

Effect of Restatement on Results of Operations	$(687,262)	$(687,262)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (Continued)

A summary reconciling the consolidated financial statements as originally reported to the consolidated financial statements restated to reflect the carry forward effects of the prior year restatements and the correction of errors arising during the three months ended September 30, 2004 is as follows:

	Sep. 30, 2004 Restated	Corrections Of Current Period Errors	Effects of Prior Year Restatements	Sep. 30, 2004 Originally Reported
ASSETS

CURRENT ASSETS:
Cash & Cash equivalents	$3,669,701	$(1)	$(91,531)	$3,761,233
Accounts Receivable, Net	3,485,501	(61,859)	(630,238)	4,177,598
Inventories	4,777,152	(135,901)	—	4,913,053
Prepaid expenses	530,773	17,657	—	513,116
Current tax assets	243,744	(14,884)	(21,248)	279,876

Total Current Assets	12,706,871	(194,988)	(743,017)	13,644,876

Property, Plant & Equip., Net	16,206,803	12,298	—	16,194,505

Cash surrender value life insurance	1,635,939	—	—	1,635,939

Other Assets	740,794	—	—	740,794

TOTAL ASSETS	$31,290,407	$(182,690)	$(743,017)	$32,216,114

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (Continued)

	Sep. 30, 2004 Restated	Corrections Of Current Period Errors	Effects of Prior Year Restatements	Sep. 30, 2004 Originally Reported
LIABILITIES
CURRENT LIABILITIES:
Current maturities: long-term debt	$767,720	$—	$—	$767,720
Current maturities: capital lease	22,694	—	—	22,694
Accounts payable	3,801,378	—	—	3,801,378
Accounts payable – related party	26,875	—	—	26,875
Accrued expenses	1,140,842	520,163	(97,505)	718,184
Dealer incentives	1,310,765	—	—	1,310,765
Customer Deposits	146,420	—	—	146,420
Allowance for boat repurchases	75,000	—	—	75,000
Warranty reserve	710,000	—	—	710,000

Total Current Liabilities	8,001,694	520,163	(97,505)	7,579,036

Long-term Debt, less current maturities	17,686,349	1	(7,520)	17,693,868
Capital Lease, less current maturities	—	—	—	—
Deferred Tax Liability	243,744	(14,884)	(21,248)	279,876

Total Liabilities	25,931,787	505,280	(126,273)	25,552,780

STOCKHOLDERS’ EQUITY:
Common Stock	48,142	—	—	48,142
Additional paid-in capital	10,527,053	—	—	10,527,053
Retained earnings (deficit)	(5,165,639)	(687,969)	(692,056)	(3,785,614)

	5,409,556	(687,969)	(692,056)	6,789,581
Less: Treasury Stock	(110,748)	—	—	(110,748)
Accumulated other comprehensive income from interest rate swap	59,812	(1)	75,312	(15,499)

Total Stockholders’ Equity	5,358,620	(687,970)	(616,744)	6,663,334
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$31,290,407	$(187,690)	$(743,017)	$32,216,114

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (Continued)

	Sep. 30, 2004 Restated	Corrections of Current Period Errors	Sep. 30, 2004 Originally Reported

CONSOLIDATED STATEMENT OF OPERATIONS
NET SALES	$16,742,307	$(61,600)	$16,803,907
COST OF SALES	14,749,159	429,103	14,320,056

Gross Profit	1,993,148	(490,703)	2,483,851

EXPENSES:
Selling expense	1,506,166	118,242	1,387,924
General and Administrative	586,788	—	586,788

Total expenses	2,092,954	118,242	1,974,712

OPERATING INCOME (LOSS)	(99,806)	(608,945)	509,139
NON-OPERATING INCOME (EXPENSE)
Other income (expense)	698	—	698
Interest expense	(274,229)	(78,317)	(195,912)
Gain (loss) on disposal of assets	—	—	—

TOTAL NON-OPERATING INCOME (EXPENSE)	(273,531)	(78,317)	(195,214)

INCOME (LOSS) BEFORE INCOME TAXES	(373,337)	(687,262)	313,925
CURRENT TAX EXPENSE (BENEFIT)	—	—	—
DEFERRED TAX EXPENSE (BENEFIT)	—	—	—

NET INCOME (LOSS)	$(373,337)	$(687,262)	$313,925

BASIC EARNINGS (LOSS) PER SHARE	$(.08)	$(.15)	$.07

WEIGHTED AVERAGE SHARES OUTSTANDING	4,808,260	4,808,260	4,808,260

DILUTED EARNINGS (LOSS) PER SHARE	$(.08)	$(.14)	$.06

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,808,260	4,808,260	4,862,420

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

Internal Control over Financial Reporting

As described more fully elsewhere in this Form 10-Q/A, the Company, through an internal review process, identified certain accounting errors made during the quarter ended September 30, 2004. Please see “Explanatory Note” and footnote 11 to the Company’s consolidated financial statements for a detailed description of theses errors. The Company has corrected these errors in the restatement. See “Explanatory Note” and Notes 1,2,3,4, 8 & 10 to the Consolidated Financial Statements for further information and a detailed description of the corrections of the Company’s financial statements made in the restatement.

Based upon the results of our investigation, our Chief Executive Officer and Chief Financial Officer determined that the accounting errors referenced above were the result of material weaknesses in internal control over financial reporting related to (i) its system of entry of certain types of transactions into the general and subsidiary ledgers and (ii) the timely reconciliation of general ledger balance sheet accounts to the appropriate underlying subsidiary records. The Company has taken steps to remediate the material weaknesses as of the date of this report.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

By:	/s/ Irving L. Smith	Date: November 15, 2005
Irving L. Smith
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350