Form 10-Q/A
period 2004-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2005-11-16
CIK 764858

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2004
Common Stock, $.01 par value	4,814,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

Page No.
Explanatory Note	3 - 4

Part I. Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets, December 31, 2004 and June 30, 2004	5 – 6

Unaudited Condensed Consolidated Statements of Operations, for the three months and six months ended December 31, 2004 and 2003	7

Unaudited Condensed Consolidated Statements of Cash Flows, for the three months and six months ended December 31, 2004 and 2003	8 – 9

Notes to Unaudited Condensed Consolidated Financial Statements	10 – 23

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	24 – 25

Item 3. Quantitative and Qualitative Disclosures of Market Risk	25

Item 4. Controls and Procedures	26 – 27

Part II Other Information

Items 1, 2, 3, 4, 5 & 6	27

Signature	28

Exhibits	29 – 32

EXPLANATORY NOTE

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As previously announced, the Audit Committee of the Board of Directors of Fountain Powerboat Industries, Inc. (the “Company”), together with the management of the Company, have concluded that the Company should restate its consolidated financial statements for the year ended June 30, 2004 and the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005. This Form 10-Q/A relates to the restatement for the quarter ended December 31, 2004.

As disclosed in Note 14 to the Company’s restated consolidated financial statements for the year ended June 30, 2004 included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 filed with the SEC on October 12, 2005, the Company has restated its consolidated financial statements as of and for the year ended June 30, 2004 to correct certain financial statement errors reported in the Form 10-K for such fiscal year as originally filed. Also, as disclosed in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004 filed with the SEC on October 12, 2005, the Company has restated its consolidated financial statements as of and for the quarter ended September 30, 2004 to correct certain financial statement errors reported in the Form 10-Q for such quarter as originally filed. The corrections in these restatements (i.e., fiscal year ended June 30, 2004 and quarter ended September 30, 2004) have a carry forward impact on the Company’s consolidated financial statements as of and for the three and six months ended December 31, 2004. In addition, as previously disclosed, the Company, through an internal review process, has identified certain accounting errors made during the quarter ended December 31, 2004. The Company discovered that there were omissions and errors in the entry and reconciliation of certain items to the general ledger during these periods. The errors are the result of the following:

•	The amount accrued for payroll costs at September 30, 2004 was understated by $281,679. This understatement was corrected when the accrual was properly stated at December 31, 2004. As a result, compensation costs were understated by this amount for the quarter ended September 30, 2004 and overstated by this amount for the quarter ended December 31, 2004.

•	Other payables and accruals were understated by $147,424 at September 30, 2004 and by $242,207 at December 31, 2004. As a result, operating results were overstated by $94,783 for the three months and by $242,207 for the six months ended December 31, 2004.

•	The amount accrued for dealer interest was incorrectly calculated causing the amount to be understated by $226,000 at December 31, 2004. This resulted in an overstatement of operating results in that amount for both the three months and six months ended December 31, 2004.

•	An inventory disposal during the quarter ended September 30, 2004 resulted in a loss of $135,899. This loss was not recorded during that quarter, and remained unrecorded at December 31, 2004. As a result, operating results were overstated by that amount for the six months ended December 31, 2004.

•	Interest costs incurred during the quarters ended September 30, 2004 and December 31, 2004 of $12,298 and $27,506, respectively, relating to self constructed fixed asset projects, were not properly capitalized during those quarters. This resulted in an overstatement of interest expense of $27,506 and $39,804, respectively, for the three months and six months ended December 31, 2004.

•	Prepaid expenses (related to boat show expenses) at September 30, 2004 and December 31, 2004 were understated by $17,657 and $192,403, respectively, resulting in overstatements of expenses of $174,746 and $192,403, respectively, for the three months and six months ended December 31, 2004.

•	A sales transaction was inadvertently recorded twice in the general ledger during the quarter ended September 30, 2004. This error remained uncorrected at December 31, 2004, which resulted in sales being overstated by $61,600 for the six months ended December 31, 2004.

•	Certain costs associated with fixed asset additions were erroneously expensed during the quarter ended December 31, 2004, resulting in an overstatement of expense of $18,000 for both the three months and six months ended December 31, 2004.

•	Interest expense for the quarter ended September 30, 2004 was understated by $90,615 as a result of that amount being erroneously credited to interest expense rather than to the accrued interest liability account. This error remained uncorrected at December 31, 2004, resulting in an understatement of interest expense of that amount for the six months ended December 31, 2004.

As a result of these errors and the carry forward effects of restatements made at June 30, 2004, the Company’s consolidated financial statement as of and for the three months and six months ended December 31, 2004 were misstated. The consolidated financial statements as of and for the three and six months ended December 31, 2004 have been restated in this filing to properly reflect the carry forward effects of the June 30, 2004 restatements as well as to correct for the effects of errors that occurred during the three and six months ended December 31, 2004.

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

This Form 10-Q/A further amends the Company’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004 filed with the Securities and Exchange Commission (SEC) on October 12, 2005 (the “First 10-Q/A”). The First 10-Q/A amended the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, initially filed with the SEC on February 14, 2005 (the “Original Filing”) to reflect the restatement of the Company’s consolidated financial statements as of and for the quarter ended December 31, 2004 and the notes related thereto. This Form 10-Q/A provides further detail in note 11 to the consolidated financial statements as to the nature of the errors and the changes that were made from the information previously reported in the Original Filing. See notes 1,2,3,4,8 & 10 to the consolidated financial statements in this Form 10-Q/A for further information. Additional changes were also made in the First 10-Q/A to the Managements’ Discussion and Analysis of the Results of Operations and Financial Condition to further explain the Company’s reasons for these amendments. Except for the amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing. In addition, this Form 10-Q/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2 and 32.

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

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS

As previously announced, the Audit Committee of the Board of the Company, together with the management of the Company, have concluded that the Company should restate its consolidated financial statements for the year ended June 30, 2004 and the three month periods ended September 30, 2004, December 31, 2004 and March 31, 2005.

As disclosed in Note 14 to the Company’s restated consolidated financial statements for the year ended June 30, 2004 included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 filed with the SEC on October 12, 2005, the Company has restated its consolidated financial statements as of and for the year ended June 30, 2004 to correct certain financial statement errors reported in the Form 10-K for such fiscal year as originally filed. Also, as disclosed in the Company’s Quarterly Report on Form 10-Q/A for the three months ended September 30, 2004 filed with the SEC on October 12, 2005, the Company has restated its consolidated financial statements as of and for the three months ended September 30, 2004 to correct certain financial statement errors reported in the Form 10-Q for such three month period as originally filed. The corrections in these restatements (i.e., fiscal year ended June 30, 2004 and three months ended September 30, 2004) have a carry forward impact on the Company’s consolidated financial statements as of and for the three and six months ended December 31, 2004. In addition, certain financial reporting errors occurred during the three months

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (continued)

ended December 31, 2004 that affected the Company’s consolidated financial statements as of and for the three months ended December 31, 2004. The errors are the result of the following:

•	The amount accrued for payroll costs at September 30, 2004 was understated by $281,679. This understatement was corrected when the accrual was properly stated at December 31, 2004. As a result, compensation costs were understated by this amount for the quarter ended September 30, 2004 and overstated by this amount for the quarter ended December 31, 2004.

•	Other payables and accruals were understated by $147,424 at September 30, 2004 and by $242,207 at December 31, 2004. As a result, operating results were overstated by $94,783 for the three months and by $242,207 for the six months ended December 31, 2004.

•	The amount accrued for dealer interest was incorrectly calculated causing the amount to be understated by $226,000 at December 31, 2004. This resulted in an overstatement of operating results in that amount for both the three months and six months ended December 31, 2004.

•	An inventory disposal during the quarter ended September 30, 2004 resulted in a loss of $135,899. This loss was not recorded during that quarter, and remained unrecorded at December 31, 2004. As a result, operating results were overstated by that amount for the six months ended December 31, 2004.

•	Interest costs incurred during the quarters ended September 30, 2004 and December 31, 2004 of $12,298 and $27,506, respectively, relating to self constructed fixed asset projects, were not properly capitalized during those quarters. This resulted in an overstatement of interest expense of $27,506 and $39,804, respectively, for the three months and six months ended December 31, 2004.

•	Prepaid expenses (related to boat show expenses) at September 30, 2004 and December 31, 2004 were understated by $17,657 and $192,403, respectively, resulting in overstatements of expenses of $174,746 and $192,403, respectively, for the three months and six months ended December 31, 2004.

•	A sales transaction was inadvertently recorded twice in the general ledger during the quarter ended September 30, 2004. This error remained uncorrected at December 31, 2004, which resulted in sales being overstated by $61,600 for the six months ended December 31, 2004.

•	Certain costs associated with fixed asset additions were erroneously expensed during the quarter ended December 31, 2004, resulting in an overstatement of expense of $18,000 for both the three months and six months ended December 31, 2004.

•	Interest expense for the quarter ended September 30, 2004 was understated by $90,615 as a result of that amount being erroneously credited to interest expense rather than to the accrued interest liability account. This error remained uncorrected at December 31, 2004, resulting in an understatement of interest expense of that amount for the six months ended December 31, 2004.

As a result of these errors and the carry forward effects of restatements made at from June 30, 2004, the Company’s consolidated financial statement as of and for the three months and six months ended December 31, 2004 were misstated. The consolidated financial statements as of and for the three and six months ended December 31, 2004 have been restated in this filing to properly reflect the carry forward effects of the June 30, 2004 restatements as well as to correct for the effects of errors that occurred during the three and six months ended December 31, 2004.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (continued)

A summary of the of the effects of correction of the errors that occurred during the three months and six months ended December 31, 2004 is as follows:

Error Giving Rise to Restatement	Effect of Restatement on Results of Operations
	Quarter	Year-to-date
Under-accrual of payroll costs	$281,679	$—
Understatement of other accruals	(94,783)	(242,207)
Under-accrual of dealer interest	(226,000)	(226,000)
Unrecorded loss on disposal of inventory	—	(135,899)
Undercapitalized interest costs	27,506	39,804
Understatement of prepaid expenses	174,746	192,403
Overstatement of sales from duplicate transaction	—	(61,600)
Fixed Asset addition recorded as expense	18,000	18,000
Understatement of interest expense	—	(90,615)

Effect of Restatement on Results of Operations	$181,148	$(506,114)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (continued)

A summary reconciling the consolidated financial statements as originally reported to the consolidated financial statements restated to reflect the carry forward effects of the prior year restatements and the correction of errors arising during the three months ended December 31, 2004 is as follows:

	Dec. 31, 2004 Restated	Corrections Of Current Period Errors	Effects of Prior Year Restatements	Dec. 31, 2004 Originally Reported
ASSETS

CURRENT ASSETS:
Cash & Cash equivalents	$3,237,776	$(1)	$(91,531)	$3,329,308
Accounts Receivable, Net	4,345,133	(61,598)	(630,238)	5,036,969
Inventories	4,575,934	(135,901)	—	4,711,835
Prepaid expenses	385,853	192,403	—	193,450
Current tax assets	238,195	(20,433)	(21,248)	279,876

Total Current Assets	12,782,891	(25,530)	(743,017)	13,551,438

Property, Plant & Equip., Net	16,664,757	57,803	—	16,606,954

Cash surrender value life insurance	1,683,097	—	—	1,683,097

Other Assets	727,245	—	—	727,245

TOTAL ASSETS	$31,857,990	$32,273	$(743,017)	$32,568,734

LIABILITIES
CURRENT LIABILITIES:
Current maturities: long-term debt	$775,691	$—	$—	$775,691
Current maturities: capital lease	17,709	—	—	17,709
Accounts payable	4,243,676	220,941	—	4,022,735
Accounts payable – related party	10,750	—	—	10,750
Accrued expenses	370,515	144,606	(97,505)	323,414
Dealer incentives	2,039,774	193,980	—	1,845,794
Customer Deposits	708,715	—	—	708,715
Allowance for boat repurchases	75,000	—	—	75,000
Warranty reserve	710,000	—	—	710,000

Total Current Liabilities	8,951,830	559,527	(97,505)	8,489,808

Long-term Debt, less current maturities	17,186,379	1	(7,520)	17,193,898
Capital Lease, less current maturities	1,843	—	—	1,843
Deferred Tax Liability	238,195	(20,433)	(21,248)	279,876

Total Liabilities	26,378,247	539,095	(126,273)	25,965,425

STOCKHOLDERS’ EQUITY:
Common Stock	48,142	—	—	48,142
Additional paid-in capital	10,527,053	—	—	10,527,053
Retained earnings (deficit)	(5,028,234)	(506,821)	(692,056)	(3,829,357)

	5,546,961	(506,821)	(692,056)	6,745,838

Less: Treasury Stock	(110,748)	—	—	(110,748)
Accumulated other comprehensive income from interest rate swap	43,530	(1)	75,312	(31,781)

Total Stockholders’ Equity	5,479,743	(506,822)	(616,744)	6,603,309
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$31,857,990	$32,273	$(743,017)	$32,568,734

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (continued)

Three Months Ended December 31, 2004	Dec. 31, 2004 Restated	Corrections of Current Period Errors	Dec. 31, 2004 Originally Reported
CONSOLIDATED STATEMENT OF OPERATIONS
NET SALES	$17,256,520	$(195,472)	$17,451,992

COST OF SALES	14,880,617	(227,653)	15,108,270

Gross Profit	2,375,903	32,181	2,343,722

EXPENSES:
Selling expense	1,029,424	(121,462)	1,150,886
General and Administrative	942,288	—	942,288

Total expenses	1,971,712	(121,462)	2,093,174

OPERATING INCOME (LOSS)	404,191	153,643	250,548
NON-OPERATING INCOME (EXPENSE)
Other income (expense)	94	—	94
Interest expense	(266,880)	27,505	(294,385)

Gain (loss) on disposal of assets	—	—	—

TOTAL NON-OPERATING INCOME (EXPENSE)	(266,786)	27,505	(294,291)

INCOME (LOSS) BEFORE INCOME TAXES	137,405	181,148	(43,743)
CURRENT TAX EXPENSE (BENEFIT)	—	—	—
DEFERRED TAX EXPENSE (BENEFIT)	—	—	—

NET INCOME (LOSS)	$137,405	$181,148	$(43,743)

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$0.04	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,814,275	4,814,275	4,814,275

DILUTED EARNINGS (LOSS) PER SHARE	$0.03	$0.04	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,866,882	4,866,882	4,866,882

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (continued)

Six Months Ended December 31, 2004	Dec. 31, 2004 Restated	Corrections of Current Period Errors	Dec. 31, 2004 Originally Reported
CONSOLIDATED STATEMENT OF OPERATIONS
NET SALES	$33,998,827	$(257,072)	$34,255,899
COST OF SALES	29,629,776	201,450	29,428,326

Gross Profit	4,369,051	(458,522)	4,827,573

EXPENSES:
Selling expense	2,535,590	(3,220)	2,538,810
General and Administrative	1,529,076	—	1,529,076

Total expenses	4,064,666	(3,220)	4,067,886

OPERATING INCOME (LOSS)	304,385	(455,302)	759,687
NON-OPERATING INCOME (EXPENSE)
Other income (expense)	792	—	792
Interest expense	(541,109)	(50,812)	(490,297)

Gain (loss) on disposal of assets	—	—	—

TOTAL NON-OPERATING INCOME (EXPENSE)	(540,317)	(50,812)	(489,505)

INCOME (LOSS) BEFORE INCOME TAXES	(235,932)	(506,114)	270,182
CURRENT TAX EXPENSE (BENEFIT)	—	—	—
DEFERRED TAX EXPENSE (BENEFIT)	—	—	—

NET INCOME (LOSS)	$(235,932)	$(506,114)	$270,182

BASIC EARNINGS (LOSS) PER SHARE	$(0.05)	$(0.11)	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING	4,811,268	4,811,268	4,811,268

DILUTED EARNINGS (LOSS) PER SHARE	$(0.05)	$(0.11)	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,811,268	4,811,268	4,863,514

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