Form 10-Q/A
period 2005-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2005-11-16
CIK 764858

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock, $.01 par value	4,814,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

Page No.
	Explanatory Note	3 – 4

Part I	Financial Information

Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets, March 31, 2005 and June 30, 2004	5 – 6

	Unaudited Condensed Consolidated Statements of Operations, for the three months and nine months ended March 31, 2005 and 2004	7

	Unaudited Condensed Consolidated Statements of Cash Flows, for the nine months ended March 31, 2005 and 2004	8 – 9

	Notes to Unaudited Condensed Consolidated Financial Statements	10 – 23

	Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	24 – 26

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	26

	Item 4. Controls and Procedures	26 – 27

Part II	Other Information

	Items 1, 2, 3, 4, 5 & 6	27

	Signature	28

	Exhibits	29 – 32

EXPLANATORY NOTE

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As previously announced, the Audit Committee of the Board of Directors of Fountain Powerboat Industries, Inc. (the “Company”), together with the management of the Company, have concluded that the Company should restate its consolidated financial statements for the year ended June 30, 2004 and the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005. This Form 10-Q/A relates to the restatement for the quarter ended March 31, 2005.

As disclosed in Note 14 to the Company’s restated consolidated financial statements for the year ended June 30, 2004 included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004, filed with the SEC on October 12, 2005, the Company has restated its consolidated financial statements as of and for the year ended June 30, 2004 to correct certain financial statement errors reported in the Form 10-K for such fiscal year as originally filed. Also, as disclosed in the Company’s Quarterly Reports on Forms 10-Q/A for the quarters ended September 30, 2004 and December 31, 2004, each filed with the SEC on October 12, 2005, the Company has restated its consolidated financial statements as of and for the quarters ended June 30, 2004 and December 31, 2004 to correct certain financial statement errors reported in the Forms 10-Q for such quarters as originally filed. The corrections in these restatements (i.e., fiscal year ended June 30, 2004 and quarters ended September 30, 2004 and December 31, 2004) have a carry forward impact on the Company’s consolidated financial statements as of and for the three and nine months ended March 31, 2005. In addition, as previously disclosed, the Company, through an internal review process, has identified certain accounting errors made during the quarter ended March 31, 2005. The Company discovered that there were omissions and errors in the entry and reconciliation of certain items to the general ledger during these periods. These errors are the result of the following:

•	Other payables and accruals were understated by $242,207 at December 31, 2004 and by $191,628 at March 31, 2005. As a result, operating results were understated by $50,579 for the three months and overstated by $191,628 for the nine months ended March 31, 2005.

•	The amount accrued for dealer interest was incorrectly calculated causing the amount to be understated by $226,000 at December 31, 2004 and by $180,000 at March 31, 2005. This resulted in an understatement of operating results of $46,000 for the quarter ended March 31, 2005 and an overstatement of operating results of $180,000 for the nine months ended March 31, 2005.

•	An inventory disposal during the quarter ended September 30, 2004 resulted in a loss of $135,899. This loss was not recorded during that quarter, and remained unrecorded at March 31, 2005. As a result, operating results were overstated by that amount for the nine months ended March 31, 2005.

•	Interest costs incurred during the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 of $12,298, $27,506 and $38,640, respectively, relating to self constructed fixed asset projects, were not properly capitalized during those quarters. This resulted in an overstatement of interest expense of $38,640 and $78,444, respectively, for the three months and nine months ended March 31, 2005.

•	Prepaid expenses (related to boat show expenses) at December 31, 2004 and March 31, 2005 were understated by $192,403 and $205,064, respectively, resulting in overstatements of expenses of $12,681 and $205,084, respectively, for the three months and nine months ended March 31, 2005.

•	A sales transaction was inadvertently recorded twice in the general ledger during the quarter ended September 30, 2004. This error remained uncorrected at March 31, 2005, which resulted in sales being overstated by $61,600 for the nine months ended March 31, 2005.

•	Certain costs associated with fixed asset additions were erroneously expensed during the quarter ended December 31, 2004. This error was corrected during the three months ended March 31, 2005, resulting in an understatement of expense of $18,000 for nine months ended March 31, 2005.

•	Interest expense for the quarter ended September 30, 2004 was understated by $90,615 as a result of that amount being erroneously credited to interest expense rather than to the accrued interest liability account. This error remained uncorrected at March 31, 2005, resulting in an understatement of interest expense of that amount for the nine months ended March 31, 2005.

As a result of these errors and the carry forward effects of restatements made at June 30, 2004, the Company’s consolidated financial statement as of and for the three months and nine months ended March 31, 2005 were misstated. The consolidated financial statements as of and for the three and nine months ended March 31, 2005 have been restated in this filing to properly reflect the carry forward effects of the June 30, 2004 restatements as well as to correct for the effects of errors that occurred during the three and nine months ended March 31, 2005.

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

This Form 10-Q/A further amends the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission (SEC) on October 12, 2005 (the “First 10-Q/A”). The First 10-Q/A amended the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, initially filed with the SEC on May 9, 2005 (the “Original Filing”) to reflect the restatement of the Company’s consolidated financial statements as of and for the quarter ended March 31, 2005 and the notes related thereto. This Form 10-Q/A provides further detail in note 11 to the consolidated financial statements as to the nature of the errors and the changes that were made from the information previously reported in the Original Filing. See notes 1,2,3,4,8 & 10 to the consolidated financial statements in this Form 10-Q/A for further information. Additional changes were also made in the First 10-Q/A to the Managements’ Discussion and Analysis of the Results of Operations and Financial Condition to further explain the Company’s reasons for these amendments. Except for the amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing. In addition, this Form 10-Q/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2 and 32.

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

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows:

	For the Nine Months Ended
	March 31, 2005	March 31, 2004
	RESTATED
Computed tax at the expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	5.00%	5.00%
Valuation allowance Depreciation provision	(51.53)%	(44.02)%
	19.75%	0.00%
Compensation from stock options	(1.22)%	0.11%
Officer’s life insurance	0.00%	0.66%
Other	(5.73)%	4.25%

Effective income tax rates	0.27%	0.00%

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

NOTE 9 – EARNINGS PER SHARE (Continued)

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

As disclosed in Note 14 to the Company’s restated consolidated financial statements for the year ended June 30, 2004 included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004, filed with the SEC on October 12, 2005, the Company has restated its consolidated financial statements as of and for the year ended June 30, 2004 to correct certain financial statement errors reported in the Form 10-K for such fiscal year as originally filed. Also, as disclosed in the Company’s Quarterly Reports on Forms 10-Q/A for the three month periods ended September 30, 2004 and December 31, 2004, each filed with the SEC on October 12, 2005, the Company has restated its consolidated financial statements as of and for the three month periods ended June 30, 2004 and December 31, 2004 to correct certain financial statement errors reported in the Forms 10-Q for such three month periods as originally filed. The corrections in these restatements (i.e., fiscal year ended June 30, 2004 and three month periods ended September 30, 2004 and December 31, 2004) have a carry forward impact on the Company’s consolidated financial statements as of and for the three and nine months ended March 31, 2005. In addition, certain financial reporting errors occurred during the three months ended March 31, 2005 that affected the Company’s consolidated financial statements as of and for the three and nine months ended March 31, 2005. The errors are the result of the following:

•	Other payables and accruals were understated by by $242,207 at December 31, 2004 and by $191,628 at March 31, 2005. As a result, operating results were understated by $50,579 for the three months and overstated by $191,628 for the nine months ended March 31, 2005.

•	The amount accrued for dealer interest was incorrectly calculated causing the amount to be understated by $226,000 at December 31, 2004 and by $180,000 at March 31, 2005. This resulted in an understatement of operating results of $46,000 for the quarter ended March 31, 2005 and an overstatement of operating results of $180,000 for the nine months ended March 31, 2005.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (Continued)

•	An inventory disposal during the quarter ended September 30, 2004 resulted in a loss of $135,899. This loss was not recorded during that quarter, and remained unrecorded at March 31, 2005. As a result, operating results were overstated by that amount for the nine months ended March 31, 2005.

•	Interest costs incurred during the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 of $12,298, $27,506 and $38,640, respectively, relating to self constructed fixed asset projects, were not properly capitalized during those quarters. This resulted in an overstatement of interest expense of $38,640 and $78,444, respectively, for the three months and nine months ended March 31, 2005.

•	Prepaid expenses (related to boat show expenses) at December 31, 2004 and March 31, 2005 were understated by $192,403 and $205,064, respectively, resulting in overstatements of expenses of $12,681 and $205,084, respectively, for the three months and nine months ended March 31, 2005.

•	A sales transaction was inadvertently recorded twice in the general ledger during the quarter ended September 30, 2004. This error remained uncorrected at March 31, 2005, which resulted in sales being overstated by $61,600 for the nine months ended March 31, 2005.

•	Certain costs associated with fixed asset additions were erroneously expensed during the quarter ended December 31, 2004. This error was corrected during the three months ended March 31, 2005, resulting in an understatement of expense of $18,000 for nine months ended March 31, 2005.

•	Interest expense for the quarter ended September 30, 2004 was understated by $90,615 as a result of that amount being erroneously credited to interest expense rather than to the accrued interest liability account. This error remained uncorrected at March 31, 2005, resulting in an understatement of interest expense of that amount for the nine months ended March 31, 2005.

As a result of these errors and the carry forward effects of restatements made at from June 30, 2004, the Company’s consolidated financial statement as of and for the three months and nine months ended March 31, 2005 were misstated. The consolidated financial statements as of and for the three and nine months ended March 31, 2005 have been restated in this filing to properly reflect the carry forward effects of the June 30, 2004 restatements as well as to correct for the effects of errors that occurred during the three and nine months ended March 31, 2005.

A summary of the of the effects of correction of the errors that occurred during the three months and nine months ended March 31, 2005 is as follows:

	Effect of Restatement on Results of Operations
Error Giving Rise to Restatement	Quarter	Year-to-date
Under-accrual of payroll costs	$—	$—
Understatement of other accruals	50,579	(191,628)
Under-accrual of dealer interest	46,000	(180,000)
Unrecorded loss on disposal of inventory	—	(135,899)
Undercapitalized interest costs	38,640	78,444
Understatement of prepaid expenses	12,681	205,084
Overstatement of sales from duplicate transaction	—	(61,600)
Fixed Asset addition recorded as expense	(18,000)	—
Understatement of interest expense	—	(90,615)

Effect of Restatement on Results of Operations	$129,900	$(376,214)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (Continued)

A summary reconciling the consolidated financial statements as originally reported to the consolidated financial statements restated to reflect the carry forward effects of the prior year restatements and the correction of errors arising during the three months ended March 31, 2005 is as follows:

	March 31, 2005 Restated	Corrections Of Current Period Errors	Effects of Prior Year Restatements	March 31, 2005 Originally Reported
ASSETS

CURRENT ASSETS:
Cash & Cash equivalents	$2,315,794	$(1)	$(91,531)	$2,407,326
Accounts Receivable, Net	3,473,034	(61,598)	(630,238)	4,164,870
Inventories	6,193,610	(135,901)	—	6,329,511
Prepaid expenses	780,994	205,084	—	575,910
Current tax assets	372,925	114,297	(21,248)	279,876

Total Current Assets	13,136,357	121,881	(743,017)	13,757,493

Property, Plant & Equip., Net	17,236,304	78,445	—	17,157,859

Cash surrender value life insurance	2,013,094	—	—	2,013,094

Other Assets	584,232	—	—	584,232

TOTAL ASSETS	$32,969,987	$200,326	$(743,017)	$33,512,678

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (Continued)

	March 31, 2005 Restated	Corrections Of Current Period Errors	Effects of Prior Year Restatements	March 31, 2005 Originally Reported
CURRENT LIABILITIES:
Current maturities: long-term debt	$792,388	$—	$—	$792,388
Current maturities: capital lease	28,336	—	—	28,336
Accounts payable	4,176,640	220,941	—	3,955,699
Accounts payable – related party	27,826	—	—	27,826
Accrued expenses	1,453,751	377,890	(97,505)	1,173,366
Dealer incentives	2,964,103	(135,881)	—	3,099,984
Customer Deposits	884,180	—	—	884,180
Allowance for boat repurchases	75,000	—	—	75,000
Warranty reserve	710,000	—	—	710,000

Total Current Liabilities	11,112,224	462,950	(97,505)	10,746,779

Long-term Debt, less current maturities	15,740,508	1	(7,520)	15,748,027
Capital Lease, less current maturities	17,265	—	—	17,265
Deferred Tax Liability	372,925	114,297	(21,248)	279,876

Total Liabilities	27,242,922	577,248	(126,273)	26,791,947

STOCKHOLDERS’ EQUITY:
Common Stock	48,142	—	—	48,142
Additional paid-in capital	10,527,055	—	—	10,527,055
Retained earnings (deficit)	(4,667,775)	(376,921)	(692,056)	(3,598,798)

	5,907,422	(376,921)	(692,056)	6,976,399

Less: Treasury Stock	(110,748)	—	—	(110,748)
Accumulated other comprehensive income from interest rate swap	(69,609)	(1)	75,312	(144,920)

Total Stockholders’ Equity	5,727,065	(376,922)	(616,744)	6,720,731
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$32,969,987	$200,326	$(743,017)	$33,512,678

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (Continued)

Three Months Ended March 31, 2005	March 31, 2005 Restated	Corrections of Current Period Errors	March 31, 2005 Originally Reported
CONSOLIDATED STATEMENT OF OPERATIONS
NET SALES	$16,714,140	$149,864	$16,564,276
COST OF SALES	13,822,547	18,000	13,804,547

Gross Profit	2,891,593	131,864	2,759,729

EXPENSES:
Selling expense	1,459,364	40,604	1,418,760
General and Administrative	824,396	—	824,396

Total expenses	2,283,760	40,604	2,243,156

OPERATING INCOME (LOSS)	607,833	91,260	516,573
NON-OPERATING INCOME (EXPENSE)
Other income (expense)	3,966	—	3,966
Interest expense	(252,308)	38,640	(290,948)
Gain (loss) on disposal of assets	—	—	—

TOTAL NON-OPERATING INCOME (EXPENSE)	(248,342)	38,640	(286,982)

INCOME (LOSS) BEFORE INCOME TAXES	359,491	129,900	229,591
CURRENT TAX EXPENSE (BENEFIT)	(969)	—	(969
DEFERRED TAX EXPENSE (BENEFIT)	—	—	—

NET INCOME (LOSS)	$360,460	$129,900	$230,560

BASIC EARNINGS (LOSS) PER SHARE	$0.07	$0.02	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING	4,814,275	4,814,275	4,814,275

DILUTED EARNINGS (LOSS) PER SHARE	$0.07	$0.02	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,927,051	4,927,051	4,927,051

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FINANCIAL STATEMENT RESTATEMENTS (Continued)

Nine Months Ended March 31, 2005	March 31, 2005 Restated	Corrections of Current Period Errors	March 31, 2005 Originally Reported
CONSOLIDATED STATEMENT OF OPERATIONS
NET SALES	$50,712,967	$(107,211)	$50,820,178
COST OF SALES	43,452,323	219,448	43,232,875

Gross Profit	7,260,644	(326,659)	7,587,303

EXPENSES:
Selling expense	3,994,954	37,384	3,957,570
General and Administrative	2,353,472	(1)	2,353,473

Total expenses	6,348,426	37,383	6,311,043

OPERATING INCOME (LOSS)	912.218	(364,042)	1,276,260
NON-OPERATING INCOME (EXPENSE)
Other income (expense)	4,758	—	4,758
Interest expense	(793,417)	(12,172)	(781,245)
Gain (loss) on disposal of assets	—	—	—

TOTAL NON-OPERATING INCOME (EXPENSE)	(788,659)	(12,172)	(776,487)

INCOME (LOSS) BEFORE INCOME TAXES	123,559	(376,214)	499,733
CURRENT TAX EXPENSE (BENEFIT)	(969)	—	(969)
DEFERRED TAX EXPENSE (BENEFIT)	—	—	—

NET INCOME (LOSS)	$124,528	$(376,214)	$500,742

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$(0.07)	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING	4,812,255	4,812,255	4,812,255

DILUTED EARNINGS (LOSS) PER SHARE	$0.03	$(0.07)	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,878,400	4,878,400	4,878,400

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

Internal Control over Financial Reporting

As described more fully elsewhere in this Form 10-Q/A, the Company, through an internal review process, identified certain accounting errors made during the quarter ended March 31, 2005. The errors related primarily certain account balances and certain income and expense amounts being previously reported in an incorrect quarter. After an extensive investigation, the Company has identified the journal entries and transactions that caused the errors. The Company concluded as part of its review process that these entries needed to be corrected to properly report its financial condition and results of operations. The Company has corrected these errors and other insignificant errors in the restatement. See “Explanatory Note” and Notes 1,2,3,4,8, 10 & 11 to the Consolidated Financial Statements for further information and a detailed description of the corrections of the Company’s financial statements made in the restatement.

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