Form 10-Q
period 2005-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2006-02-09
CIK 764858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2005
Common Stock, $.01 par value	4,834,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

		Page No.

Part I	Financial Information

	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets, December 31, 2005 and June 30, 2005	3 - 4

	Unaudited Condensed Consolidated Statements of Operations, for the three months and six months ended December 31, 2005 and 2004	5 - 6

	Unaudited Condensed Consolidated Statements of Cash Flows, for the six months ended December 31, 2005 and 2004	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8 - 11

	Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	12 - 13

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	13

	Item 4. Controls and Procedures	13

Part II	Other Information

	Items 1, 2, 3, 4, 5 & 6	13 - 14

	Signature	15

	Exhibits	16 - 19

PART I. FINANCIAL INFORMATION.
ITEM 1: Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31, 2005	June 30, 2005
	ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$3,145,229	$4,013,225
Accounts receivable, net		3,828,225	2,195,357
Inventories		6,954,019	6,473,017
Prepaid expenses		673,217	341,989
Total Current Assets		14,600,690	13,023,588

Property, Plant & Equipment		46,868,963	46,067,797
Less: Accumulated Depreciation		(29,729,838)	(28,889,410)
		17,139,125	17,178,387

CASH SURRENDER VALUE LIFE INSURANCE		2,278,584	2,179,617
OTHER ASSETS		483,490	652,660
TOTAL ASSETS		$34,501,889	$33,034,252

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2005	June 30, 2005

CURRENT LIABILITIES
Current maturities - long-term debt	$695,985	$760,739
Accounts payable - trade	3,834,879	3,844,102
Accrued expenses and other liabilities	1,078,308	1,079,558
Dealer incentives	4,660,849	3,702,738
Customer deposits	318,326	859,879
Allowance for boat repurchases	29,133	75,000
Warranty reserve	747,035	740,000
Total Current Liabilities	11,364,515	11,062,016

LONG-TERM DEBT, less current maturities	15,629,456	15,433,446
COMMITMENTS AND CONTINGENCIES (Note 3)
Total Liabilities	26,993,971	26,495,462

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,834,275 shares issued and outstanding as of December 31, 2005 and June 30, 2005	48,342	48,342
Additional paid-in capital	10,558,853	10,558,853
Accumulated deficit	(3,019,030)	(4,035,384)
	7,588,165	6,571,811

Less: Treasury stock, at cost 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income from interest rate swap	30,501	77,727
Total Stockholders’ Equity	7,507,918	6,538,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,501,889	$33,034,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31, 2005	December 31, 2004
NET SALES	$18,210,092	$17,256,520
COST OF SALES	15,312,390	14,880,617
Gross Profit	2,897,702	2,375,903

EXPENSES:
Selling expenses	1,230,822	1,029,424
General and administrative expenses	1,129,651	942,288
Total Expenses	2,360,473	1,971,712
OPERATING INCOME	537,229	404,191
NON-OPERATING INCOME (EXPENSE):
Other income	41,516	94
Interest expense	(259,449)	(266,880)
Total Non-operating Expense	(217,933)	(266,786)
INCOME BEFORE INCOME TAXES	319,296	137,405
CURRENT TAX EXPENSE (BENEFIT)	—	—
DEFERRED TAX EXPENSE (BENEFIT)	—	—
NET INCOME	$319,296	$137,405
BASIC EARNINGS PER SHARE	$.07	$.03
WEIGHTED AVERAGE SHARES OUTSTANDING	4,834,275	4,814,275
DILUTED EARNINGS PER SHARE	$.07	$.03
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,848,831	4,866,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	December 31, 2005	December 31, 2004
NET SALES	$37,367,828	$33,998,827
COST OF SALES	30,794,012	29,629,776
Gross Profit	6,573,816	4,369,051
EXPENSES:
Selling expenses	2,726,709	2,535,590
General and administrative expenses	1,971,454	1,529,076
Total Expenses	4,698,163	4,064,666
OPERATING INCOME	1,875,653	304,385
NON-OPERATING INCOME (EXPENSE):
Other income (expense)	(51,099)	792
Interest expense	(808,200)	(541,109)
Total Non-operating Expense	(859,299)	(540,317)
INCOME (LOSS) BEFORE INCOME TAXES	1,016,354	(235,932)
CURRENT TAX EXPENSE (BENEFIT)	—	—
DEFERRED TAX EXPENSE (BENEFIT)	—	—
NET INCOME (LOSS)	$1,016,354	$(235,932)
BASIC EARNINGS (LOSS) PER SHARE	$.21	$(.05)
WEIGHTED AVERAGE SHARES OUTSTANDING	4,834,275	4,811,268
DILUTED EARNINGS (LOSS) PER SHARE	$.21	$(.05)
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,850,788	4,811,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,016,354	$(235,932)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	960,161	962,475
Deferred loan costs expensed	229,801	—
Gain on termination of interest rate swap	(84,524)	—
Loss on disposal of assets	11,875
Bad debt expense	46,171	—
Amortization	25,323	39,969
Change in assets and liabilities:
Increase in accounts receivable	(1,679,039)	(837,886)
(Increase) decrease in inventories	(481,002)	77,468
(Increase) decrease in prepaid expenses	(331,228)	43,804
(Increase) decrease in other assets	46,829	(118,529)
Increase (decrease) in accounts payable	(9,223)	1,411,560
Decrease in accrued expenses	(1,250)	(704,897)
Increase in dealer incentives	958,111	836,252
Increase (decrease) in customer deposits	(541,553)	622,638
Increase in warranty reserve	7,035	—
Decrease in buyback allowance	(45,867)	—
Net Cash Provided by Operating Activities	127,974	2,096,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(466,888)	(739,473)
Investment in molds and related plugs	(465,886)	(1,003,658)
Net increase in cash surrender value of life insurance	(98,967)	(50,479)
Net Cash Used by Investing Activities	(1,031,741)	(1,793,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	16,545,576	—
Proceeds received upon termination of interest rate swap	84,524	—
Payment of loan origination fees	(180,009)	—
Payments of long-term debt	(16,414,320)	(697,462)
Proceeds from issuance of Common Stock	—	9,668
Net Cash Provided (Used) by Financing Activities	35,771	(687,794)
Net decrease in cash and cash equivalents	(867,996)	(384,482)
Cash and cash equivalents at the beginning of period	4,013,225	3,622,258
Cash and cash equivalents at the end of period	$3,145,229	$3,237,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. The results of operations for the three and six month periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Stock Options: The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The Company has in prior years accounted for stock options issued to employees, officers and directors under the stock incentive plan in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal or exceed the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to employee stock options has previously been recorded in the Consolidated Statements of Operations. Compensation cost has previously been recognized for certain stock options issued to non-employees.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the fiscal year that begins after June 15, 2005. Accordingly, we have adopted SFAS No. 123(R) commencing with July 1, 2005, the beginning of Fiscal 2006, and it had no effect on net income for the six months ended December 31, 2005 because all outstanding options vested fully prior to July 1, 2005.

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the three and six months ended December 31, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	For the Three Months Ended
	December 31, 2005	December 31, 2004
Net income as reported	$319,296	$137,405
Add: Stock-based nonemployee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	—	(4,221)
Net Income Proforma	$319,296	$133,184
Basic earnings per share: As reported	$.07	$.03
Proforma	$.07	$.03
Diluted earnings per share: As reported	$.07	$.03
Proforma	$.07	$.03

 FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended
	December 31, 2005	December 31, 2004
Net income (loss) as reported	$1,016,354	$(235,932)
Add: Stock-based nonemployee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	—	(8,442)
Net Income (Loss) Proforma	$1,016,354	$(244,374)
Basic earnings (loss) per share: As reported	$.21	$(.05)
Proforma	$.21	$(.05)
Diluted earnings (loss) per share: As reported	$.21	$(.05)
Proforma	$.21	$(.05)

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

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. As such, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. During the period ended September 30, 2005, the company terminated an existing interest rate swap agreement with Bank of America related to the Bank of America loan, which was repaid during the period. At termination, that swap agreement with Bank of America resulted in a gain to the Company of $84,524. The Company entered into a new interest rate swap agreement with Regions Bank related to the new Regions Bank loan, taken during the period. The swap agreement with Regions Banks has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70% due to Regions Bank. The swap agreement with Regions Bank has a floating interest rate due to the Company which is based on LIBOR and is reset monthly.

The Loan contains certain restrictive covenants setting forth minimum fixed charge coverage, tangible net worth, and debt to tangible net worth ratio requirements. These covenants also include a number of other limitations, including restrictions on capital expenditures, mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Company expects to maintain compliance with these restrictive covenants, and believes that these restrictions will not have a material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry. As of December 31, 2005 the Company was in compliance with all covenants.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 2005, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $19,370,469. At December 31, 2005, the allowance for boat repurchases was $29,133.

The Company vigilantly monitors all its dealers for solvency issues by examining dealer inventory levels and amounts carried under floor plan financing. At present the Company has no dealers that it believes to be at risk of default under their floor plan arrangements.

Dealer Interest - The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $273,980 and $778,732 respectively for the three and six months ended December 31, 2005 and $178,233 and $563,492 respectively for the three and six months ended December 31, 2004. The estimated unpaid dealer interest included in accrued dealer incentives amounted to $440,370 at December 31, 2005 and $365,300 at December 31, 2004.

Interest Rate Risk - At December 31, 2005, the Company owed $16,279,865 on a $16,500,000 credit agreement with Regions Bank. The credit agreement has $4,125,000 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $20,000 increase in annual interest expense.

Engine Supply Agreement - The Company has an Engine Supply agreement with Brunswick Corporation to purchase all marine engines from Mercury Marine division of Brunswick except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 4. TRANSACTIONS WITH RELATED PARTIES

At December 31, 2005, the Company had receivables from its employees amounting to $115,893.

During the three and six months ended December 31, 2005, the Company paid $79,949 and $114,192 respectively, to entities owned or controlled by the Company’s Chairman, President, and Chief Executive Officer.

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

The weighted average common shares and common equivalent shares outstanding for the three and six month periods ended December 31, 2005 and 2004 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended
	December 31, 2005	December 31, 2004
Weighted average common shares outstanding used in basic earnings per share for the three and six months ending	4,834,275	4,814,275
Effect of dilutive stock options	14,556	52,607
Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,848,831	4,866,882

	For the Six Months Ended
	December 31, 2005	December 31, 2004
Weighted average common shares outstanding used in basic earnings per share for the three and six months ending	4,834,275	4,811,268
Effect of dilutive stock options	16,513	—
Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,850,788	4,811,268

ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net Sales - Net sales for the three months ended December 31, 2005 were $18,210,092 as compared to net sales of $17,256,520 for the three months ended December 31, 2004. Net sales for the six months ended December 31, 2005 were $37,367,828, an increase of $3,369,001 or 10%, as compared to net sales of $33,998,827 for the six months ended December 31, 2004.The increase in net sales from the comparable periods during the previous year was primarily attributable to changes in the Company’s product mix and an increase in the number of cruisers sold by the Company.

Gross Profit - Gross profit for the three months ended December 31, 2005 was $2,897,702 as compared to $2,375,903 for the three months ended December 31, 2004. Gross profit for the six months ended December 31, 2005 was $6,573,816, an increase of $2,204,765 or 50.5%, as compared to $4,369,051 for the six months ended December 31, 2004. The increase in gross profit for the six months ended December 31, 2005, as compared to the comparable periods in the previous year is primarily attributable to improvements in the productivity and efficiency of the Company’s manufacturing operations and increased production of cruisers. Gross profit for the three months ended December 31, 2005 was affected by a loss of efficiency and reduced product margins due to a shift in the product mix from a predominance of sport boats to fish boats during the months of October and November 2005. Production operations were required to reorganize and cross train employees to accommodate the product mix shift. The reorganization was achieved by the month of December, bringing gross margins back in line. Gross margins for the three months were 14.39% for October, 13.51% for November and 19.58% for December. Production operations are now organized and employees are cross trained to handle future product mix shifts without having a detrimental effect on gross margins.

Selling Expenses - Selling expenses for the three months ended December 31, 2005 were $1,230,822 as compared to $1,029,424 for the three months ended December 31, 2004. Selling expenses for the six months ended December 31, 2005 were $2,726,709 as compared to $2,535,590 for the six months ended December 31, 2004. The increase in selling expense is primarily attributable to dealer training and support, and represent normal expenditures for sales and marketing activities in the Company.

General and Administrative Expenses - General and administrative expenses for the three months ended December 31, 2005 were $1,129,651 as compared to $942,288 for the three months ended December 31, 2004. General and administrative expenses for the six months ended December 31, 2005 were $1,971,454, an increase of $442,378, as compared to $1,529,076 for the six months ended December 31, 2004. The increase in expenses were generally related to an increase in employees in executive, finance and engineering areas, for accounting and legal expenses related to the restatements of the Company’s consolidated financial statements for the year ended June 30, 2004 and the quarterly and year to date periods ended September 30, December 31 and March 31, 2005, and preparation for internal audit processes as required by the Sarbanes-Oxley Act: Section 404.

Interest Expense -Interest expense during the three months ended December 31, 2005 was $259,449, as compared to $266,880 for the three months ended December 31, 2004. Interest expense during the six months ended December 31, 2005 was $808,200, as compared to $541,109 for the six months ended December 31, 2004. The increase in interest expense was principally due to the write-off of deferred closing costs of $229,801 relating to the Bank of America loan that was refinanced during the period.

Net Income (Loss) - Net income for the three months ended December 31, 2005 was $319,296 as compared to $137,405 for the three months ended December 31, 2004. Net income for the six months ended December 31, 2005 was $1,016,354 as compared to a loss of ($235,932) for the six months ended December 31, 2004. The significant improvement in profitability is primarily attributable to changes in the Company’s product mix and improvements in the manufacturing operations.

Income Tax - Current tax expense is $0 and $0 for the three and six months ended December 31, 2005 and 2004, respectively. Deferred tax expense is $0 and $0 for the three and six months ended December 31, 2005 and 2004, respectively. The Company provided no income tax expense for the three and six months ended December 31, 2005, even though the Company had income before income taxes, due to the recognition of deferred tax assets generated in prior years. Due to the volatility of the Company’s operating results in recent years past, the net deferred tax asset at December 31, 2005 continues to be reduced to $0 through a valuation allowance.

Liquidity and Capital Resources

Cash was $3,145,229 and $4,013,225 at December 31, 2005 and June 30, 2005, respectively. The decrease of $867,996 in cash is primarily attributable to increases in accounts receivable ($1,679,039), inventories ($481,002) and prepaid expenses ($331,228) and to decreases in accounts payable ($9,223) and customer deposits ($541,553).

Cash provided by operations for the six months ended December 31, 2005 was $127,974 and cash provided by operations for the six months ended December 31, 2004 was $2,096,922.

Cash used by investing activities for the six months ended December 31, 2005 was $1,031,741 and for the six months ending December 31, 2004 was $1,793,610. The use of cash during the six months ended December 31, 2005 was primarily attributable to boat mold and tooling expenditures ($465,886) to support the Company’s continued enhancement of its product lines and purchases of other property, plant and equipment ($466,888).

Cash provided by financing activities for the six months ended December 31, 2005 was $35,771 and cash used by financing activities for the six months ended December 31, 2004 was $687,794. The increase in cash during the six months ended December 31, 2005 is solely attributable to the refinancing of long-term debt.

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because of the increase in sales volumes at the date of this filing. The Company has maintained a substantial sales backlog through the date of this report and is currently enjoying a favorable business climate for its products.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At December 31, 2005, the Company owed $16,279,865 on a $16,500,000 credit agreement with Regions Bank. The credit agreement has $4,125,000 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $20,000 increase in annual interest expense.

ITEM 4. Controls and Procedures

As of December 31, 2005, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In connection with the above evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1: Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending December 31, 2005.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased none of its own securities, nor issued or sold any unregistered securities during the quarter ending December 31, 2005.

Item 3: Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ending December 31, 2005.

ITEM 4: Submission of Matters to a vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on November 29, 2005. Nine persons were elected as members of the Board of Directors, seven incumbents and two new nominees, for one year terms. The votes for each nominee were cast as follows:

	Shares Voting For	Withheld	Abstentions and Non-votes
Reginald M. Fountain, Jr.	4,088,036	23,675	—
A. Myles Cartrette	4,024,742	89,969	—
George L. Deichmann, III	4,080,986	30,725	—
Guy L. Hecker, Jr.	4,068,011	43,700	—
David C. Miller	4,058,661	53,050	—
Mark L. Spencer	4,094,436	17,275	—
Anthony J. Romersa	4,093,761	17,950	—
Anthony A. Sarandes	4,094,161	17,550	—
Robert L. Stallings, III	3,999,467	112,244	—

The shareholders ratified the Board of Directors appointment of Dixon Hughes PLLC as independent certified public accountants for the Company. The appointment was ratified by a vote of 4,094,244 shares for and 2,126 shares against or withheld, with 15,341 abstentions or broker non-votes.

ITEM 5: Other Information.

None.

ITEM 6: Exhibits.

An index of exhibits that is a part of this Form 10-Q appears following the signature page and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

By:	/s/ Irving L. Smith Irving L. Smith	Date: February 9, 2006
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350