Form 10-Q
period 2006-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2006-05-11
CIK 764858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐    Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $.01 par value	4,834,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

		Page No.
Part I	Financial Information

	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets, March 31, 2006 and June 30, 2005	3 - 4

	Unaudited Condensed Consolidated Statements of Operations, for the three months and nine months ended March 31, 2006 and 2005	5 - 6

	Unaudited Condensed Consolidated Statements of Cash Flows, for the nine months ended March 31, 2006 and 2005	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8 - 11

	Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	12 - 13

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	13

	Item 4. Controls and Procedures	13

Part II	Other Information

	Items 1, 2, 3, 4, 5 & 6	13 - 14

	Signature	15

	Exhibits	16 - 19

 PART I. FINANCIAL INFORMATION.
ITEM 1: Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,280,394	$4,013,225
Accounts receivable, net	4,067,805	2,195,357
Inventories	7,893,375	6,473,017
Prepaid expenses	1,308,175	341,989

Total Current Assets	15,549,749	13,023,588

Property, Plant & Equipment	47,451,410	46,067,797
Less: Accumulated Depreciation	(30,247,599)	(28,889,410)

	17,203,811	17,178,387

CASH SURRENDER VALUE LIFE INSURANCE	2,352,213	2,179,617
OTHER ASSETS	927,615	652,660

TOTAL ASSETS	$36,033,388	$33,034,252

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities - long-term debt	$700,626	$760,739
Accounts payable - trade	3,497,283	3,844,102
Accrued expenses and other liabilities	1,334,061	1,079,558
Dealer incentives	5,733,578	3,702,738
Customer deposits	832,507	859,879
Allowance for boat repurchases	29,133	75,000
Warranty reserve	766,579	740,000

Total Current Liabilities	12,893,767	11,062,016

LONG-TERM DEBT, less current maturities	15,411,012	15,433,446
COMMITMENTS AND CONTINGENCIES (Note 5)

Total Liabilities	28,304,779	26,495,462

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,834,275 shares issued and outstanding as of March 31, 2006 and June 30, 2005	48,342	48,342
Additional paid-in capital	10,558,853	10,558,853
Accumulated deficit	(2,996,620)	(4,035,384)

	7,610,575	6,571,811

Less: Treasury stock, at cost 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income from interest rate swap	228,782	77,727

Total Stockholders’ Equity	7,728,609	6,538,790

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,033,388	$33,034,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended

	March 31, 2006	March 31, 2005
NET SALES	$18,526,332	$16,714,140
COST OF SALES	15,761,799	13,822,547
Gross Profit	2,764,533	2,891,593
EXPENSES:
Selling expenses	1,484,647	1,459,364
General and administrative expenses	1,063,484	824,396
Total Expenses	2,548,131	2,283,760
OPERATING INCOME	216,402	607,833
NON-OPERATING INCOME (EXPENSE):
Other income	25,429	3,966
Interest expense	(219,421)	(252,308)
Total Non-operating Expense	(193,992)	(248,342)
INCOME BEFORE INCOME TAXES	22,410	359,491
CURRENT TAX EXPENSE (BENEFIT)	—	(969)
NET INCOME	$22,410	$360,460
BASIC EARNINGS PER SHARE	$0.00	$0.07
WEIGHTED AVERAGE SHARES OUTSTANDING	4,834,275	4,814,275
DILUTED EARNINGS PER SHARE	$0.00	$0.07
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,993,041	4,927,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended

	March 31, 2006	March 31, 2005
NET SALES	$55,894,161	$50,712,967
COST OF SALES	46,555,812	43,452,323
Gross Profit	9,338,349	7,260,644
EXPENSES:
Selling expenses	4,211,356	3,994,954
General and administrative expenses	3,034,937	2,353,472
Total Expenses	7,246,293	6,348,426
OPERATING INCOME	2,092,056	912,218
NON-OPERATING INCOME (EXPENSE):
Other income (expense)	(25,671)	4,758
Interest expense	(1,027,621)	(793,417)
Total Non-operating Expense	(1,053,292)	(788,659)
INCOME (LOSS) BEFORE INCOME TAXES	1,038,764	123,559
CURRENT TAX EXPENSE (BENEFIT)	—	(969)
NET INCOME (LOSS)	$1,038,764	$124,528
BASIC EARNINGS (LOSS) PER SHARE	$0.21	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING	4,834,275	4,812,255
DILUTED EARNINGS (LOSS) PER SHARE	$0.21	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,910,072	4,878,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months Ended

	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,038,764	$124,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,477,923	1,397,680
Deferred loan costs expensed	229,801	—
Gain on termination of interest rate swap	(84,524)	—
Loss (Gain) on disposal of assets	11,875	(4,000)
Bad debt expense	66,615	—
Amortization	34,323	59,949
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,939,063)	34,213
Increase in inventories	(1,420,358)	(1,525,301)
Increase in prepaid expenses	(966,186)	(351,337)
(Increase) decrease in other assets	(208,016)	21,634
Increase (decrease) in accounts payable	(346,819)	1,361,600
Increase in accrued expenses	254,503	378,339
Increase in dealer incentives	2,030,840	1,760,581
Increase (decrease) in customer deposits	(27,372)	798,103
Increase in warranty reserve	26,579	—
Decrease in buyback allowance	(45,867)	—
Net Cash Provided by Operating Activities	133,018	4,055,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(728,347)	(1,232,275)
Investment in molds and related plugs	(786,875)	(1,483,911)
Net increase in cash surrender value of life insurance	(172,596)	(431,778)
Net Cash Used by Investing Activities	(1,687,818)	(3,147,964)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	16,111,638	—
Proceeds received upon termination of interest rate swap	84,524	—
Payment of loan origination fees	(180,009)	—
Payments of long-term debt	(16,194,184)	(2,224,158)
Proceeds from issuance of Common Stock	—	9,669
Net Cash Used by Financing Activities	(178,031)	(2,214,489)
Net decrease in cash and cash equivalents	(1,732,831)	(1,306,464)
Cash and cash equivalents at the beginning of period	4,013,225	3,622,258
Cash and cash equivalents at the end of period	$2,280,394	$2,315,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. The results of operations for the three and nine month periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Stock Options: The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The Company has in prior years accounted for stock options issued to employees, officers and directors under the stock incentive plan in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the Company’s stock incentive plan, stock options are granted at exercise prices that are equal to or exceed the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to employee stock options has previously been recorded in the Consolidated Statements of Operations. Compensation cost has previously been recognized for certain stock options issued to non-employees.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the fiscal year that begins after June 15, 2005. Accordingly, we have adopted SFAS No. 123(R) commencing with July 1, 2005, the beginning of Fiscal 2006, and it had no effect on net income for the nine months ended March 31, 2006 because all outstanding options vested fully prior to July 1, 2005.

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in the three and nine months ended March 31, 2006 and 2005 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	For the Three Months Ended

	March 31, 2006	March 31, 2005
Net income as reported	$22,410	$360,460
Add: Stock-based nonemployee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	—	(4,221)

Net Income Proforma	$22,410	$356,239

Basic earnings per share: As reported	$0.00	$0.07

Proforma	$0.00	$0.07

Diluted earnings per share: As reported	$0.00	$0.07

Proforma	$0.00	$0.07

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine months Ended

	March 31, 2006	March 31, 2005
Net income (loss) as reported	$1,038,764	$124,528
Add: Stock-based nonemployee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	—	(12,663)

Net Income (Loss) Proforma	$1,038,764	$111,865

Basic earnings (loss) per share: As reported	$0.21	$0.03

Proforma	$0.21	$0.02

Diluted earnings (loss) per share: As reported	$0.21	$0.03

Proforma	$0.21	$0.02

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

The Loan contains certain restrictive covenants setting forth minimum fixed charge coverage, tangible net worth, and debt to tangible net worth ratio requirements. These covenants also include a number of other limitations, including restrictions on capital expenditures, mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Company expects to maintain compliance with these restrictive covenants, and believes that these restrictions will not have a material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry. As of March 31, 2006 the Company was in compliance with all covenants.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 2006, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $35,351,500. At March 31, 2006, the allowance for boat repurchases was $29,133.

The Company vigilantly monitors all its dealers for solvency issues by examining dealer inventory levels and amounts carried under floor plan financing. At present the Company has no dealers that it believes to be at risk of default under their floor plan arrangements.

Dealer Interest - The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $393,000 and $1,172,000 respectively for the three and nine months ended March 31, 2006 and $502,000 and $840,000 respectively for the three and nine months ended March 31, 2005. The estimated unpaid dealer interest included in accrued dealer incentives amounted to $384,483 at March 31, 2006 and $127,354 at March 31, 2005.

Interest Rate Risk - At March 31,2006, the Company owed $16,111,638 on a $16,500,000 credit agreement with Regions Bank. The credit agreement has $3,736,638 remaining at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $19,000 increase in annual interest expense.

Engine Supply Agreement - The Company has an Engine Supply agreement with Brunswick Corporation to purchase all marine engines from Mercury Marine division of Brunswick except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 4. TRANSACTIONS WITH RELATED PARTIES

At March 31 2006, the Company had receivables from its employees amounting to $77,114.

During the three and nine months ended March 31, 2006, the Company paid $95,115 and $180,597 respectively, to entities owned or controlled by the Company’s Chairman, President, and Chief Executive Officer.

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

The weighted average common shares and common equivalent shares outstanding for the three and nine month periods ended March 31, 2006 and 2005 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended

	March 31, 2006	March 31, 2005
Weighted average common shares outstanding used in basic earnings per share for the three and nine months ending	4,834,275	4,814,275

Effect of dilutive stock options	158,766	112,776

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,993,041	4,927,051

	For the Nine months Ended

	March 31, 2006	March 31, 2005
Weighted average common shares outstanding used in basic earnings per share for the three and nine months ending	4,834,275	4,812,255

Effect of dilutive stock options	75,797	66,145

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,910,072	4,878,400

NOTE 6. COMPREHENSIVE INCOME

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses related to the interest rate swap agreement. For the three and nine month periods ended March 31, 2006, the Company’s other comprehensive income was $198,281 and $151,055, respectively. For the three and nine month periods ended March 31, 2005, the Company’s other comprehensive income was $113,158 and $128,152, respectively.

ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net Sales - Net sales for the three months ended March 31, 2006 were $18,526,332, an increase of $1,812,192 or 11%, as compared to net sales of $16,714,140 for the three months ended March 31, 2005. Net sales for the nine months ended March 31, 2006 were $55,894,161, an increase of $5,181,194 or 10%, as compared to net sales of $50,712,967 for the nine months ended March 31, 2005. The increase in net sales from the comparable periods during the previous fiscal year was primarily attributable to increased unit sales of our larger fish boats including the new 33 foot sport fish cruiser, and increased production of express cruisers.

Gross Profit - Gross profit for the three months ended March 31, 2006 was $2,764,533 as compared to $2,891,593 for the three months ended March 31, 2005. Gross profit for the third quarter was affected in part by a special pricing program to expand the Company’s presence in a segment of the sport boat market and management’s decision to not ship 38’ cruisers to dealers during a major redesign of the boat. The redesigned 38’ cruisers are expected to begin shipment in the fourth quarter. Gross profit for the nine months ended March 31, 2006 was $9,338,349, an increase of $2,077,705, or 29%, as compared to $7,260,644 for the nine months ended March 31, 2005. The increase in gross profit for the nine months ended March 31, 2006, as compared to the comparable periods in the previous year is primarily attributable to improvements in the productivity and efficiency of the Company’s manufacturing operations and increased production of express cruisers

Selling Expenses - Selling expenses for the three months ended March 31, 2006 were $1,484,647 as compared to $1,459,364 for the three months ended March 31, 2005. Selling expenses for the nine months ended March 31, 2006 were $4,211,356 as compared to $3,994,954 for the nine months ended March 31, 2005; the increase in expenses for the nine months is primarily attributable to increases in advertising and dealer training expenses.

General and Administrative Expenses - General and administrative expenses for the three months ended March 31, 2006 were $1,063,484 as compared to $824,396 for the three months ended March 31, 2005; the increase in expenses for the third quarter is primarily attributable to increases in salaries and consulting and services expenses. General and administrative expenses for the nine months ended March 31, 2006 were $3,034,937, an increase of $681,465, as compared to $2,353,472 for the nine months ended March 31, 2005; the increase in expenses for the nine month period was generally related to accounting and legal expenses related to the restatements of the Company’s consolidated financial statements for the year ended June 30, 2004 and the quarterly and year-to-date periods ended September 30, December 31 and March 31, 2005, preparation for internal audit processes as required by the Sarbanes-Oxley Act: Section 404, fees for management consulting, and expenses related to an increased emphasis on investor awareness programs.

Interest Expense -Interest expense during the three months ended March 31, 2006 was $219,421, as compared to $252,308 for the three months ended March 31, 2005. Interest expense during the nine months ended March 31, 2006 was $1,027,621 as compared to $793,417 for the nine months ended March 31, 2005. The increase in interest expense was principally due to the write-off of deferred closing costs of $229,801 relating to the Bank of America loan that was refinanced during the period.

Net Income (Loss) - Net income for the three months ended March 31, 2006 was $22,410 as compared to $360,460 for the three months ended March 31, 2005. Net income for the nine months ended March 31, 2006 was $1,038,764 as compared to $124,528 for the nine months ended March 31, 2005.

Income Tax - Current tax expense is $0 and $0 for the three and nine months ended March 31, 2006 and 2005, respectively. Deferred tax expense is $0 and $0 for the three and nine months ended March 31, 2006 and 2005, respectively. The Company provided no income tax expense for the three and nine months ended March 31, 2006, even though the Company had income before income taxes, due to the recognition of deferred tax assets generated in prior years. Due to the volatility of the Company’s operating results in recent years past, the net deferred tax asset at March 31, 2006 continues to be reduced to $0 through a valuation allowance.

Liquidity and Capital Resources

Cash was $2,280,394 and $4,013,225 at March 31, 2006 and June 30, 2005, respectively. The decrease of $1,732,831 in cash is primarily attributable to investing activities as discussed below.

Cash provided by operations for the nine months ended March 31, 2006 was $133,018 and cash provided by operations for the nine months ended March 31, 2005 was $4,055,989. The cash provided by operations during the nine month period ending March 31, 2006 is primarily attributable to Operating Activities ($2,991,594) and an increase in Dealer Incentives ($2,030,840), partially offset by uses of cash attributable to increases in Accounts Receivable ($1,939,063), Inventories ($1,420,358) and Prepaid Expenses ($966,186).

Cash used by investing activities for the nine months ended March 31, 2006 was $1,687,818 and for the nine months ending March 31, 2005 was $3,147,964. The use of cash during the nine months ended March 31, 2006 was primarily attributable to boat mold and tooling expenditures ($786,875) to support the Company’s continued enhancement of its product lines and purchases of other property, plant and equipment ($728,347).

Cash used by financing activities for the nine months ended March 31, 2006 was $178,031 and cash used by financing activities for the nine months ended March 31, 2005 was $2,214,489. The use of cash during the nine months ended March 31, 2006 is solely attributable to the refinancing and repayment of long-term debt.

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because of the increase in sales volumes at the date of this filing. The Company has maintained a substantial sales backlog through the date of this report and is currently enjoying a favorable business climate for its products. The Company’s firm order backlog at March 31, 2006 was $49 million, as compared to $45 million at March31, 2005.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At March 31, 2006, the Company owed $16,111,638 on a $16,500,000 credit agreement with Regions Bank. The credit agreement has $3,736,638 remaining at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $19,000 increase in annual interest expense.

ITEM 4: Controls and Procedures

As of March 31, 2006, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In connection with the above evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1: Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending March 31, 2006.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased none of its own securities, nor issued or sold any unregistered securities during the quarter ending March 31, 2006.

Item 3: Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ending March 31, 2006.

ITEM 4: Submission of Matters to a vote of Security Holders.

There were no matters submitted to a vote of the Company’s security holders during the quarter ending March 31, 2006.

ITEM 5: Other Information.

None.

ITEM 6: Exhibits.

An index of exhibits that is a part of this Form 10-Q appears following the signature page and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

By:	/s/ Irving L. Smith	Date: May 10, 2006
Irving L. Smith
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350