Form 10-K
period 2006-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2006-09-22
CIK 764858

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_____________
FORM 10-K
_____________
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2006

Commission File Number: 0-14712

_____________
FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
_____________

NEVADA	56-1774895
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Post Office Drawer 457, Whichard’s Beach Road, Washington, NC 27889
(Address of principal executive offices) (Zip Code)

(252) 975-2000
Registrant’s telephone number, including area code:

_____________
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $ .01 per share	American Stock Exchange

_____________

Indicate by check mark if the registrant is a well known, seasoned issuer, as defined in Rule 405 of the Securities Act.: ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (as defined in Rule 12b-2 of the Act):    Large accelerated filer  ☐    Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of December 31, 2005 the aggregate market value of the Registrant’s voting common equity held by non-affiliates was $13,030,353.

As of September 22, 2006, the number of outstanding shares of Registrant’s Common Stock was 4,834,275.

Portions of the Registrant’s definitive proxy statement to be distributed in connection with its next Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Part I

Item 1. Business.

Background.

Fountain Powerboat Industries, Inc. (the “Company”), through its wholly owned subsidiary, Fountain Powerboats, Inc. (the “Subsidiary”), designs, manufactures and sells internationally recognized, recreational offshore sport boats, sport fishing boats and sport cruisers that target a segment of the recreational powerboat market where speed, performance, quality and safety are the primary purchase criteria. The Company sells its boats and ancillary products through a worldwide network of 62 dealers.

Fountain Powerboats, based upon an innovative, award-winning design, are well branded within the boating industry. The Company markets the celebrity of its Chairman, Chief Executive Officer and founder, Reginald M. Fountain Jr., an internationally recognized designer, engineer and builder of high speed powerboats and holder of three world titles and seven national racing championships.

Products.

Fountain continuously incorporates new and improved designs in its boats. The Company believes that the best boats come from combining an intuitive management team with hardcore experience gained by boat racing in offshore conditions. Each boat is tested in the Pamlico River, located alongside the factory, before it’s shipped to its new owner. This testing is unique to Fountain Powerboats, as most boat manufacturers are not located on or near the water.

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

The Company has more than twenty different models that fall into three categories — express cruisers, sport fishing boats and sport boats. Initially known for its sport boats, Fountain Powerboats has evolved into a company with a wide variety of boats for the most discriminating boater.

Fountain Powerboats has captured approximately 50 percent of the sport boat market and offers nine different sport boat models ranging from the 27’ Fever to the 47’ Lightning. These V-bottom boats carve turns at all speeds, even when being propelled at over 100 MPH by twin Mercury 525 engines.

Fountain Powerboats has become well known for its upscale, high performance and elegant Express Cruisers which redefine the term “performance cruiser”. The cruiser market is exploding as the populace ages and begins to look for not only speed but luxurious amenities for the entire family. Fountain Powerboats, with its 38’ and 48’ Express Cruisers, and the 52’ Sport Fish Cruiser that will be introduced to the market October/November 2006, is poised with the right products to capitalize on this growth market.

While the sport cruiser market is on the increase, a long established water sport is escalating - tournament fishing. With the advent of popular sport fishing television shows and two quality sport fishing competition programs, the American Striper Association Tournaments and the Southern Kingfish Association Tournaments, the Company has significantly expanded its line of sport fishing boats, building a competitive edge in this fast growing market.

Demand for Fountain sport fish boats is on the increase. These boats are designed for the fishing aficionado who demands speed and superb amenities for his family and friends. Entering the tournament fishing market in the late 1980’s, and now considered “the boat to beat”, the Company’s fish boat product line boasts ten different models ranging from the 23’ Center Console (“CC”) to the 38’ luxury Fish Cruiser.

Fountain participates in Poker Run events, which is an increasingly popular sporting event that involves large numbers of recreational boat owners. These events are sponsored by local organizations, generally including one of the Company’s dealers, and present a great opportunity to showcase its boats to an affluent audience.

During 2006, the Company introduced enhanced sport boat models and a new fish boat model at the Miami International Boat Show in February and delivered a redesigned 38’ express cruiser in the spring.

 The cockpit layout and cockpit seating was redesigned for the 38’, 42’ and 47’ sport boat models, design changes were made to the cabins and striking new paint schemes were introduced , thus stimulating excitement in the new look of these models and boosted sales for the Company’s sport boat line. The redesigned 47’ Lightning captured the 2006 Offshore Boat of the Year award from Powerboat Magazine.

A new open bow 38’ center console fish boat was launched at the Miami Boat Show. This is an open version of the Company’s popular 38’ Tournament Edition and is a serious fishing machine with plenty of walk around space. With triple 275HP Mercury Verado engines this boat will cruise at 50 mph while getting 1.5 mpg and run at a top speed of 68+ mph.

The 38’ express cruiser underwent a major redesign of its running surface to significantly improve handling and performance and the cabin was completely redesigned to provide a more spacious and luxurious interior.

The chart below shows the number of boats completed and shipped during the last three fiscal years by product line.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Sport boats	167	206	244
Express cruisers	42	41	31
Sport fishing boats	190	154	136
Other	1	4	0
Total	400	405	411

As of June 30, 2006, and after completing the most revenue-producing quarter in the history of the Company, Fountain Powerboats has a backlog of firm orders for 200 boats, totaling sales of $43 million, all of which are expected to be completed during Fiscal 2007. At June 30, 2005, the sales backlog was 255 boats, totaling $52 million.

Staying ahead of its competition, Fountain’s employees conduct ongoing research and development pertaining to the design of its boats’ hulls and decks and its small parts production. The Company invested approximately $1.1 million on the design, research and development of new plugs and molds during fiscal 2006. Over the past three fiscal years, the investments into R&D were as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Design, Research & Development	$780,520	$786,129	$871,386
Construction of New Plugs and Molds	1,092,994	1,636,621	1,060,533

For fiscal 2007, design, research and development planned expenses are estimated to be $856,255, and plug and mold construction expenditures are estimated to be $950,000. Primarily, these expenditures will go to upgrading the Company’s line of sport boats in an effort to maintain its market share and enhancing its line of sport fish cruisers to continue to expand its presence in that profitable and more stable market.

Manufacturing capacity was increased and processes were enhanced during the first and second quarters of fiscal 2005. The added manufacturing capacity can accommodate 40 to 45 boats in various stages of construction at any one time. Construction time is approximately three to eight weeks, dependent on the product mix.

To support the Company’s increased production in fiscal 2006, 29 additional personnel were hired, bringing the total number of employees to approximately 448. The Company currently has the capacity to manufacture approximately 450 sport and fish boats, and 70 cruisers per year of a comparable product mix as was manufactured in fiscal 2006.

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

Product Warranty.

The Company warrants its boat hull and deck structure against defects in material and workmanship for a period of six years. Other boat components are covered in accordance with the manufacturer’s warranty through the Company. The engine manufacturer warrants engines installed in the boats. Warranty expenses of $1,346,521, or 1.7 percent of sales, were incurred in fiscal 2006 and $1,473,026 of expense, or 2.1 percent of sales, were incurred in fiscal 2005. A $632,357 reserve for warranty expenses estimated to be incurred in future years had been established at June 30, 2006.

Sales and Marketing.

The Company sells its products through a worldwide network of 50 domestic dealers and 12 international dealers. While most of these dealers are not exclusive, the company uses discretion in locating new dealers in an effort to protect the interests of its existing dealer network. To attract and keep the highest producing dealers, Fountain Powerboats recently initiated a sales training program at its Fountain University.

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

The following is a table of sales by geographic area for the last three fiscal years.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
United States	$70,934,584	$65,790,034	$57,035,932
Canada, Mexico, Central/South America	1,849,529	2,474,619	1,441,308
Europe	2,722,920	1,417,819	384,402
Middle East	2,753,281	1,088,838	435,322
Africa	965,910	410,758	—
Total	$79,226,224	$71,182,068	$59,296,964

Fountain Powerboats targets a significant portion of revenue for its branding and advertising programs in the U.S. and internationally. The Company continues to expand its dealer network into Europe, South America and the Middle East, and has seen a ramp-up of sales in the Middle East. The Company’s International sales were $8,291,640 for fiscal 2006 and $5,446,034 for fiscal 2005. The Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat out of the U.S.

In fiscal 2006, one dealer accounted for 10.9 percent of sales, one accounted for 8.5 percent of sales and four each accounted for 5.8 to 6.3 percent of sales. In fiscal 2005, one dealer accounted for 10.5 percent of sales, one accounted for 6 percent of sales and three each accounted for 5.4 percent of sales. For fiscal 2004, one dealer accounted for 10.5 percent of sales, one for 10.2 percent of sales and two each accounted for 5 percent of sales.

While the loss of any particular dealer could have an adverse affect on sales, the Company believes it could find other dealers within the same geographical area to replace a lost dealer. Sales continue to grow through existing dealers and the Company continues to add new dealers with the goal of reducing the concentration risk in its distribution channel.

The Company has a strategically located team of sales representatives supporting existing dealer locations and developing new dealers in targeted locations. The sales team, headed up by the President, is responsible for developing a dealer organization for sport boats, sport fishing boats and express cruisers. The product line is extremely diverse and requires specialized sales training and service and support, so the Company’s strategy is to develop individual dealers for each of its product lines.

Fountain Powerboats does not manufacture to inventory, as 100 percent of its boats are pre-sold to a dealer before entering the production line. The Company can ship to dealers on a cash-on-delivery basis or through floor plan financing programs in which the Company participates on behalf of its dealers. For Fiscal years 2006, 2005 and 2004, the Company has paid the interest on the floor plan, for a certain period of time, as a sales promotion program.

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

The marketing of boats to retail customers is the responsibility of the dealer, whose efforts are complemented by Fountain Powerboats’ advertising in boating magazines, participating in boat shows and its Sales Service Bureau responding to and tracking leads from advertisements, boat shows and internet inquiries. To assist in brand recognition, the Company has developed racing programs to participate in the major classes of offshore powerboat races in which many of Fountain’s single and twin engine racing boats continue to hold their respective world speed records. Fountain Powerboats founder and CEO Reggie Fountain, who has won numerous races in both factory and customer owned boats and has set numerous world speed records in both, in August 2004 set a V-bottom World Speed Record with a phenomenal 171.883 MPH on a Fountain 42’ Lightning.

To enhance brand recognition, Fountain Powerboats sponsors outstanding sport fishermen who own Fountain boats and fish in tournaments organized by the Southern Kingfish Association (SKA) and the American Striper Association (ASA). The Company’s fishing teams of the SKA and ASA are captained by world class anglers who can afford to purchase any boat, but choose to run a Fountain powerboat. The Company supports the ASA tournaments held throughout the Northeast in areas ranging from Virginia to Maine, and the SKA tournaments held throughout the South and Southwest, from North Carolina to Texas. The Fountain team’s winning records have given its sport fishing boats favorable exposure to serious sport fishermen looking for superior performance.

Competition.

Competition within the powerboat manufacturing industry is intense. The high performance sports, fish and cruiser boat markets, which comprises only a small segment of all boats manufactured, are significant markets in terms of total dollars spent. The manufacturers who compete with the Company in these market segments include:

Sport Boats
•	Formula, a Division of Thunderbird Products Corporation
•	Baja Boats, a Division of Brunswick Corporation
•	Cigarette Racing Team, Inc.
•	Donzi, American Marine Holdings
•	Outer Limits
•	Velocity
•	Hustler
Fish Boats
•	Contender Boats
•	Donzi, American Marine Holdings
•	Wellcraft
•	Hydrasports
•	Grady White
•	Triton

•	Jupiter
•	Yellowfin
•	Boston Whaler, a Division of Brunswick Corporation
Cruisers
•	Formula, a Division of Thunderbird Products Corporation
•	Donzi, American Marine Holdings
•	SeaRay, a Division of Brunswick Corporation
•	Sunseeker

The Company believes that in its market segments buyers select boats based on speed, performance, quality, image and safety, with style and price being secondary considerations.

Market demographics and industry experts indicate the fish boat market offers the best growth potential within the boating industry. Fountain Powerboats continues to expand its family of fish boats to meet the rising demand in this significant high-growth market. The Company introduced a new model in 2006 and plans to introduce two new models in 2007.

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

Employees.

As of June 30, 2006, the Company had 448 employees, of which nine were executive and management personnel. Eighteen were engaged primarily in administrative positions, such as accounting, human resources, marketing and sales. None of the Company’s employees are party to a collective bargaining agreement. The Company considers its employee relations to be excellent. The Company is an affirmative action, equal opportunity employer.

Item 1A. Risk Factors.

General economic conditions in the United States may adversely affect the Company’s results. The Company’s revenues may be affected by U. S. and international market conditions and consumer confidence. Any substantial deterioration in general economic conditions which diminishes consumer confidence in any of the regions where the Company competes could reduce the Company’s sales and adversely affect its business and financial results.

The Company’s profitability may suffer as a result of competitive product offerings and pricing pressures. The introduction of lower-priced competitive products by other companies can hurt the Company’s competitive position. Such competitive pricing may limit the Company’s ability to increase prices in response to raw material and other cost increases.

The Company’s financial results may be adversely affected if the Company is unable to maintain effective distribution. The Company’s products are sold through dealers and the financial health of these dealers is critical to the Company’s continued success. The Company’s results can be negatively affected if dealers experience higher operating costs that can result from rising interest rates, higher rents, labor costs and taxes, and compliance with regulations.

Inventory adjustments by the Company’s major dealers adversely affects the Company’s operating margins. If the Company’s dealers adjust their inventories downward in response to weakness in retail demand, wholesale demand for the Company’s product diminishes. In turn, the Company must reduce production, which results in lower rates of absorption of fixed costs and thus lower margins.

Adverse weather conditions can have a negative impact on revenues. Weather conditions can have a significant impact on the Company’s operating and financial results. Sales of the Company’s products are generally stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand. Hurricanes and other storms can result in the disruption of the Company’s manufacturing operations and its distribution channel.

Higher energy costs can adversely affect the Company’s results and can hurt demand for the Company’s products. Higher energy costs increase the Company’s operating costs at its manufacturing facility and the cost of shipping its products to dealers. In addition, the Company’s products are powered by gasoline and diesel engines and any increase in the price of petroleum-based fuel, or the imposition of taxes or an interruption of supply, could reduce the demand for the Company’s products.

Higher interest rates can reduce demand. The Company’s products are often financed. Rising interest rates can have an adverse effect on dealers’ and consumers’ ability to finance boat purchases.

Disruption of deliveries from the Company’s single-source suppliers can adversely affect production and revenues. The Company’s single-source supply and just-in-time inventory strategies of some critical boat components, including high performance marine engines, could adversely affect production if a single-source supplier is unable for any reason to meet the Company’s requirements on a timely basis.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s executive offices and manufacturing facilities are located on 65 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and were held as collateral on notes and mortgages payable at June 30, 2006. (See Note 5). The operating facility contains buildings totaling 237,360 square feet located on fifteen acres. The buildings consist of the following:

	Approximate Square Footage	Principal Use
Building 1	14,020	Executive offices, shipping, receiving, and paint shops.
Building 2	6,400	Final prep.
Building 3	106,070	Lamination, mating, small parts, upholstery, assembly, inventory, cafeteria.
Building 4	14,270	Wood shop, consoles rigging.
Building 5	24,080	Metal fabrication.
Building 6	48,420	Tooling, service and warranty, mold maintenance, sportswear.
Building 7	11,500	Powder coating, storage, maintenance shop.
Building 8	12,600	Cruiser manufacturing.
Total	237,360

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

Item 3. Legal Proceedings.

As of June 30, 2006, the Company’s only operating subsidiary was a defendant in in lawsuits arising in the ordinary course of its business, including six alleged breach of warranty or product liability suits. In the Company’s opinion these lawsuits are without merit and, therefore, the Company intends to vigorously defend its interest in such suits. The Company carries sufficient liability and product liability insurance to cover attorney’s fees and any losses that may occur from a product liability or breach of contract suit, over and above applicable insurance deductibles. The management of the Company believes that none of such current proceedings will have a material adverse effect.

The Company’s subsidiary was notified by the United States Environmental Protection Agency (“EPA”) that it had been identified as a potentially responsible party (“PRP”) in the remediation of contamination at a clean up site. The Group administrator estimated the Company’s share of future remediation cost to be $28,105. The Company is eligible for a de Minimus Settlement Agreement, which is expected to be finalized in 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

None applicable

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock, $.01 par value, trades on the American Stock Exchange (under the symbol “FPB”). The following table lists the high and low closing prices for the Company’s common stock as reported on the American Stock Exchange and Nasdaq for each calendar quarter during its fiscal years ended June 30, 2005 and 2006.

Quarter Ending	High	Low
September 2004	$5.50	$3.50
December 2004	5.60	3.60
March 2005	6.31	4.72
June 2005	6.10	4.70

September 2005	5.12	3.70
December 2005	6.03	3.45
March 2006	8.62	5.50
June 2006	6.70	4.05

The Company has not declared or paid any cash dividends on its common stock since it first began operations. In the future, any declaration and payment of cash dividends will be subject to the Board of Directors’ evaluation of the Company’s operating results, financial condition, future growth plans, general business and economic conditions, and other relevant considerations. Management of the Company expects that, for the foreseeable future, profits generated by the Company will be retained as additional capital to support the Company’s operations and that the Company will not pay any cash dividends.

On June 30, 2006 there were 217 holders of record for the Company’s common stock.

During Fiscal 2006, the Company did not sell any shares of its common stock.

Item 6. Selected Financial Data.

Fiscal Years 2002 through 2006
Years ended June 30

Operations Statement Data

	2006	2005	2004	2003	2002
Sales	$79,226,224	$71,182,069	$59,296,964	$52,557,084	$36,950,581
Net Income (loss)	2,404,912	756,212	609,087	879,996	(7,031,593)
Basic earnings (loss) per share	.50	.16	.13	.19	(1.49)
Weighted average shares outstanding	4,819,275	4,815,188	4,761,460	4,744,457	4,732,608
Diluted earnings (loss) per share	.49	.15	.13	.18	(1.49)
Diluted weighted average shares outstanding	4,903,949	4,890,124	4,825,179	4,818,806	4,732,608

Balance Sheet Data

	2006	2005	2004	2003	2002
Current assets	$17,134,7868	$13,023,588	$12,460,218	$7,648,996	$7,885,047
Total assets	37,860,360	33,034,252	30,621,143	25,929,594	26,534,696
Current liabilities	13,232,828	11,062,016	6,782,584	11,646,433	11,775,953
Long term debt	15,228,700	15,433,446	17,869,178	9,010,527	9,827,161
Stockholder’s equity (1)	9,093,699	6,538,790	5,721,726	4,968,811	3,968,702

(1) The Company has not paid any cash dividends since its inception

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A. Risk Factors in this Annual Report.

The Company has developed criteria for determining whether a shipment should be recorded as a sale or as a deferred sale (a balance sheet liability). The criteria for recording a C.O.D. sale, or payments prior to shipment sale or sale financed through third-party floor plan arrangements, are that the boat has been completed and shipped to a dealer or to the Government, that title has passed to the dealer or to the Government, and that there is no direct commitment to repurchase the boat or to pay floor plan interest beyond the sales program terms. As described more fully below at “Business Environment”, most of the Company’s shipments to dealers were financed through floor plan arrangements with third-party lenders pursuant to which the Company is subject, for a limited time, to repurchase boats repossessed by the third-party lenders if the dealer defaults under his credit arrangement. The Company has no repurchase liability for the balance of shipments. This is the method of sales recognition believed to be in use by most boat manufacturers.

At June 30, 2006, 2005, and 2004, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company’s written sales program and there were no direct repurchase agreements. There were no deferred sales or cost of sales estimated at June 30, 2006, 2005, and 2004.

The Company has a contingent liability to repurchase boats where it participates in the floor plan financing made available to its dealers by third-party finance companies, aggregating to $35,212,412 and $21,443,054 at June 30, 2006 and 2005, respectively. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company may be required to repurchase the boat.

Business Environment.

The Company has achieved its strategic goal of increasing revenue and broadening its presence in the high performance fish boat market and retaining its predominance in the high performance sport boat market. With revenue of $79,226,224 for Fiscal 2006 the Company has increased its revenue 34% over the past two years.

Accomplishments in support of the Company’s strategic goals for 2006 include:
•
Expansion of the fish boat product line, marketing emphasis on fish boat products and increased support of the Southern King Fish Association and American Striper Association tournament programs boosted the Company’s revenue from fish boats by 38% over 2005.

•	Redesign of the 38’ express cruiser and expanded production of the 48’ express cruiser increased revenue for cruisers by 18% over 2005.
•
Enhancing the top of the line sport boat models and offering promotional programs for other sport boat models enabled the Company to maintain its predominant share of the high performance sport boat market.

•
The Company strengthened its distribution channel by training its dealer’s sales force through its “Fountain University” program and establishing strong dealers who are capable of representing the Company’s products in regions that were previously producing weak sales.

The Company’s strategic goals for Fiscal 2007 include:
•
Redirect the Company’s focus from double-digit revenue growth to improving net income. The Company anticipates its revenue to be approximately at the same level as Fiscal 2006 with potentially a 4 - 5% increase.

•	Continue to enhance the fish boat product line with new and improved models.
•	Introduce a high performance 52’ sport fish cruiser to fill a niche in the lucrative sport fishing market.
•
Implement Lean Manufacturing in the Company’s production facility using the Toyota Production System (TPS) concepts. The main goal of TPS is to eliminate seven types of waste: defects, overproduction, transportation, waiting, inventory, motion and over processing.

Fiscal 2006 was a year of significant growth in revenue with a 11% increase over 2005 and 34% increase over the past two year span. Firm order backlog remained strong at June 30, 2006 at $43 million even though revenue for the fourth quarter was a record at $23,332,064.

Net Sales for Fiscal 2006 of $79,226,224 were up 11% from Fiscal 2005 sales of $71,182,069. Sales for Fiscal 2004 were $59,296,964. The Company attributes the sales increase to increased sales of larger fish boat models, and increased cruiser production.

Net Sales by product line for the Fiscal years of 2006, 2005 and 2004 are:

	Fiscal 2006 Net Sales	% of Sales	Fiscal 2005 Net Sales	% of Sales	Fiscal 2004 Net Sales	% of Sales
Product Line
Sport boats	$31,799,204	40%	$33,819,857	47%	$32,509,664	55%
Express cruisers	15,760,240	20%	13,395,691	19%	9,508,545	16%
Sport fishing boats	29,194,785	37%	21,123,893	30%	15,805,238	26%
Service, parts, sportswear	2,471,995	3%	2,842,627	4%	1,473,517	3%
Net sales total	$79,226,224		$71,182,068		$59,296,964

Gross profit on sales for Fiscal 2006 was $13,073,800, 16.5% of net sales, as compared to $10,910,563, 15.3% of net sales, for Fiscal 2005. Gross profit for Fiscal 2004 was $10,049,221, 16.9% of net sales. Productivity and labor efficiency were improved in 2006 as compared to 2005. Material cost increases were partially offset by price increases on certain boat models and did not have an adverse affect on gross margins. Margin gains from productivity improvements were partially offset by promotional programs and pricing concessions employed to maintain sales volume.

No boats were repurchased in Fiscal 2006 or Fiscal 2005 in connection with floor plan arrangements. Two boats were repurchased on floor plan arrangements during Fiscal 2004 and were re-sold to other dealers. At June 30, 2006, the Company had recorded a $15,459 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years. At June 30, 2005 and at June 30, 2004 the reserve was $75,000.

The Company introduced a new fish boat model in Fiscal 2006 to increase its range of fish boat models in that product market that has experienced significant growth in sales. The Company also upgraded three sport boat models to continue its strong presence in that product market. The Company completed a major redesign of its 38’ express cruiser in the fourth quarter of Fiscal 2006.

Results of Operations.

Operating profit was $2,275,355 for Fiscal 2006, as compared to $1,766,347 in 2005 and $1,830,080 in Fiscal 2004. Operating profit for Fiscal 2006 was affected by the circumstances outlined above in the gross margin discussion of this report and increased selling and administrative expenses.

Fiscal 2006 net income for the Company was $2,404,912 or $.50 per share. This compares to a net income of $756,212 or $.16 per share for Fiscal 2005 and net income of $609,087 or $.13 per share for Fiscal 2004.

Depreciation expense was $2,020,860 for Fiscal 2006, $1,840,168 for Fiscal 2005, and $2,052,314 for Fiscal 2004.

Overall selling and general and administrative expense for Fiscal 2006 was $10,798,445, a $1,654,229 increase from $9,144,216 in Fiscal 2005.

Selling expenses were $6,765,871 for Fiscal 2006, $5,726,283 for Fiscal 2005 and $5,558,709 for Fiscal 2004. The increase in selling expense was primarily from an increase in advertising expenses, including an expanded international advertising program, and increased expenses for the Company’s support of offshore racing and fishing tournament programs.

Major selling expenses for the past three fiscal years were as follows:

	2006	2005	2004
Fishing & racing	$1,918,598	$1,213,686	$1,053,134
Advertising	1,412,435	1,264,368	1,508,773
Salaries & commissions	1,098,662	1,043,363	1,091,174
Boat shows	526,381	563,810	477,407
Dealer support	550,138	294,092	139,838
Other selling expenses	1,259,657	1,346,964	1,288,383
Total	$6,765,871	$5,726,283	$5,558,709

General and administrative expenses include the executive, finance, human resources, information technology, legal and administrative operating expenses of the Company. These expenses were $4,032,574 for Fiscal 2006, $3,417,933 for Fiscal 2005, and $2,660,432 for Fiscal 2004. Increased administrative expenses for 2006 were generally attributable to expenses related to the restatement of 2004 and 2005 financial statements, legal expenses related to breach of warranty suits, of which the more costly suits have been settled, and consulting services for preparation of internal controls and procedures to comply with Sarbanes-Oxley Act: Section 404, all of which are non-recurring expenses. There were also increased expenses for the Company’s investor awareness program and for airplane lease expenses due to increased travel to the Company’s dealer network.

Interest expense net of amounts capitalized was $1,417,874 for Fiscal 2006, $1,011,860 for Fiscal 2005, and $1,210,477 for Fiscal 2004. Interest expense increased in Fiscal 2006 as a result of the Company expensing $229,801 of capitalized loan costs from the previous Bank of America loan when it was refinanced by the new $16,500,000 loan from Regions Bank.

Current tax benefit is $0 for the year ending June 30, 2006, $21,232 for the year ended June 30, 2005 and $0 for the year ended June 30, 2004. Deferred tax benefit is $1,283,746 for the year ended June 30, 2006 and $0 for the years ended June 30, 2005 and 2004. As of June 30, 2005 the Company had net deferred tax assets of $1,744,004 that were fully offset by a valuation allowance because, as of that date, it was Management’s conclusion that there continued to be doubt as to whether those deferred tax assets were more likely than not to be realized in the future. The deferred tax assets principally related to the potential future benefits of tax net operating loss carryforwards, most of which had been generated during the year ended June 30, 2002 when the Company underwent a major restructuring of its operations. During the year ended June 30, 2006 the Company performed an evaluation, in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, of the likelihood of realization of its deferred tax assets. As a result of this evaluation, Management concluded that it was more likely than not that these deferred tax assets would be realized. This conclusion was based on various factors, the most significant of which were (1) the Company’s record of generation of taxable income over the four years since June 30, 2002, during which years the Company has generated federal taxable income that has reduced its federal net operating loss carryforward from $8.1 million to approximately $4.6 million , (2) the Company’s consistency in generating net income during each of those four years, and (3) Management’s belief that the Company is well positioned to generate profits on an ongoing basis such that all tax net operating losses will be utilized prior to any applicable expiration dates. There remains approximately $4.6 million for Federal and $3.7 million for State tax purposes of net operating loss carryovers which expire in various years through 2023 to offset current tax expenses.

The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company’s future earnings, the future tax laws in effect, and other unknown factors; all of which are uncertain. In recent years the Company had elected to provide for a tax asset valuation allowance of $0 at June 30, 2006, $1,709,951 at June 30, 2005 and $2,065,541 at June 30, 2004. As operating results and the economy have stabilized and forecasts of future sales volumes and profitability have improved, the Company has chosen to eliminate the valuation allowance.

Liquidity and Financial Resources.

Net cash provided by operations was $2,772,320 in 2006 and primarily resulted from net income adjusted for non-cash provisions, including depreciation expense of $2,020,860, as well as an increase in Accrued Dealer Incentives of $2,664,491. These were partially offset by an increase of $1,294,057 Accounts Receivable.

Net cash provided by operations was $6,513,768 in 2005 and resulted primarily from net income adjusted for non-cash provisions, including depreciation expense of $1,840,168, as well as a $1,143,255 decrease in Accounts Receivable, a $1,001,236 increase in Accounts Payable and a $2,499,216 increase in dealer incentives. These were partially offset by a $1,842,297 increase in inventories.

Net cash used by operations was $4,164,759 in 2004 and primarily the result of using a portion of the proceeds of the Bank of America loan to reduce accounts payable by $4,824,939, partially offset by net income adjusted for non-cash provisions.

Investing activities in 2006 required cash of $1,962,008 and primarily consisted of purchases of property, plant and equipment of $872,897 and additional plugs and molds of $1,092,994.

Investing activities in 2005 required cash of $3,443,865 and primarily consisted of purchases of property, plant and equipment of $1,463,523 and for additional plugs and molds of $1,641,238.

Investing activities in 2004 required cash of $2,270,207 and primarily consisted of purchases of property, plant and equipment of $776,787 and for additional plugs and molds of $1,060,533.

 Financing activities in 2006 used $348,985, primarily for debt repayment to Regions Bank and others.

Financing activities in 2005 used $2,423,739 primarily for repayment of notes payable to Northwestern Mutual Life on the cash surrender value of key man life insurance policies of $1,295,449 and debt repayment to Bank of America and others in the amount of $1,199,080.

Net cash provided by financing activities in 2004 of $8,577,092 primarily resulted from the Bank of America loan of $18,000,000 partially offset by repayments of the existing indebtedness due to GE Capital of $8,648,341 and repayments of loan principal of $763,031.

 The net increase in cash in 2006 was $461,327 and was solely attributable to operating activities. The ending cash balance for 2006 was $4,474,552. The Company has key man life insurance policies on its Chief Executive Officer and the cash surrender value on those policies was $2,552,682 at June 30, 2006. Cash surrender value of life insurance policies is not a current asset, however it is available immediately to be withdrawn by the Company as a loan using the cash value as collateral. The combined total of cash on hand and life insurance cash surrender value at the end of 2006 provided the Company $7,027,234 available cash and additional borrowings.

The net increase in cash in 2005 was $646,164 and was attributable to operating activities and the proceeds, approximately $260,000, of liquidating of a Certificate of Deposit. The ending cash balance for 2005 was $4,013,225. The Company has key man life insurance policies on its Chief Executive Officer and the cash surrender value on those policies was $2,179,617 at June 30, 2005. The combined total of cash on hand and life insurance cash surrender value at the end of Fiscal 2005 provided the Company $6,192,842 available cash and additional borrowings.

The net increase in cash in Fiscal 2004 of $2,142,126 was primarily the result the Bank of America loan. The ending cash balance was $3,367,061.

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because of the increase in sales volumes and sales backlogs at the date of this filing. Additionally the Company has maintained a robust sales backlog through the date of this report.

Effects of Inflation.

The Company has not been materially affected by the inflation of recent years. Materials that are petroleum-based (e.g. resin, gel coat, foam) or that contain nickel (e.g. stainless steel) have been subject to significant price increases, and fuel surcharges have increased freight costs. The Company has been able to minimize the effect of material price increases by negotiating favorable purchase agreements with suppliers, using alternative, less costly materials, by finding less costly sources for materials and increasing selling prices of its products to recover the cost increases.

The Company’s products are targeted at the segment of the powerboat market where retail purchasers are generally less significantly affected by price or other economic conditions. Consequently, management believes that the impact of inflation on sales and the results of operations will not be material.

Contractual Obligations.

The following table sets forth a summary of the Company’s contractual cash obligations as of June 30, 2006:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years
	(In thousands)
Contractual Obligations:
Long-term debt	$15,941	$712	$1,569	$13,660	—
Interest payments on long-term debt	4,178	1,069	1,983	1,126	—
Purchase obligations	86	22	39	24	—
Total contractual obligations	$20,205	$1,803	$3,591	$14,810	—

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

Revenue Recognition and Sales Incentives. The Company’s revenue is derived primarily from the sale of boats. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to dealers, once the sales price is fixed or determinable, and the ability to collect is reasonably assured. The Company offers discounts and sales incentives. The estimated liability for sales incentives is recorded at the later of the time of program communication to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” The liability is estimated based on the costs for the incentive program, the planned duration of the program and historical experience. If actual costs are different from estimated costs, the recorded value of the liability would be adjusted.

Allowances for Doubtful Accounts. The Company records an allowance for uncollectible trade receivables based upon currently known bad debt risks and provides reserves based on past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of reserves. Changes to the allowance for doubtful accounts may be required if a future event or other circumstance results in a change in the estimate of the ultimate ability to collect a specific account or invoice.

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

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company estimates its probable tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and the Company’s interpretations of those laws and regulations. These factors may cause the tax rate for the Company to increase or decrease. As of June 30, 2005 the Company had net deferred tax assets of $1,744,004 that were fully offset by a valuation allowance because, as of that date, it was Management’s conclusion that there continued to be doubt as to whether those deferred tax assets were more likely than not to be realized in the future. The deferred tax assets principally related to the potential future benefits of tax net operating loss carryforwards, most of which had been generated during the year ended June 30, 2002 when the Company underwent a major restructuring of its operations. During the year ended June 30, 2006 the Company performed an evaluation, in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, of the likelihood of realization of its deferred tax assets. As a result of this evaluation, Management concluded that it was more likely than not that these deferred tax assets would be realized. This conclusion was based on various factors, the most significant of which were (1) the Company’s record of generation of taxable income over the four years since June 30, 2002, during which years the Company has generated federal taxable income that has reduced its federal net operating loss carryforward from $8.1 million to approximately $4.6 million , (2) the Company’s consistency in generating net income during each of those four years, and (3) Management’s belief that the Company is well positioned to generate profits on an ongoing basis such that all tax net operating losses will be utilized prior to any applicable expiration dates.

Cautionary Statement for Purposes of “Safe Harbor” Under the Private Securities Reform Act of 1995.

Certain statements in this Annual Report are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report may include words such as “expect”, “anticipate”, “believe”, “may”, “should”, “could” or “estimate”. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, those set forth under Item 1A - Risk Factors.

Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company uses an interest rate swap agreement to mitigate the effect that changes in interest rates have on the fair market value of the Company’s debt and to lower the Company’s borrowing costs on long term debt. The Company’s net exposure to interest rate risk is primarily attributable to the term loan with Regions Bank, which bears interest at a floating-rate. Interest rate risk management is accomplished through the use of a floating-to-fixed interest rate swap. Both the loan and the swap are benchmarked to short-term money market interest rates.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Fountain Powerboat Industries, Inc.
Washington, North Carolina

We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, cash flows and the schedule of valuation and qualifying accounts for the years then ended. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fountain Powerboat Industries, Inc. and subsidiary at June 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the 2005 and 2006 basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Greenville, North Carolina
September 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
Washington, North Carolina

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Fountain Powerboat Industries, Inc. and Subsidiary as of June 30, 2004 and the related schedule of valuation and qualifying accounts for the year ended June 30, 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Fountain Powerboat Industries, Inc. and Subsidiary the for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule of valuation and qualifying accounts, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The financial statements for 2004 were previously restated (See Note 14 to the financial statements included in the June 30, 2005 Form 10-K) to correct certain errors primarily resulting in the overstatement of previously reported sales and accounts receivable.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
July 29, 2004, except for Note 14 to the financial
statements as included in the June 30, 2005 Form 10-K
as to which the date is September 16, 2005

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

ASSETS

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,474,552	$4,013,225
Accounts receivable, net	3,405,868	2,195,357
Inventories	6,959,188	6,473,017
Prepaid expenses	849,160	341,989
Deferred tax assets	1,446,018	—
Total Current Assets	17,134,786	13,023,588

PROPERTY, PLANT AND EQUIPMENT	47,898,410	46,067,797
Less: Accumulated depreciation	(30,790,537)	(28,889,410)
	17,107,873	17,178,387

CASH SURRENDER VALUE LIFE INSURANCE, NET	2,552,682	2,179,617

OTHER ASSETS	1,065,019	652,660
TOTAL ASSETS	$37,860,360	$33,034,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$711,984	$760,739
Accounts payable	3,861,061	3,844,102
Accrued expenses	1,253,714	1,079,558
Dealer incentives	6,367,229	3,702,738
Customer deposits	391,024	859,879
Allowance for boat repurchases	15,459	75,000
Warranty reserve	632,357	740,000
Total Current Liabilities	13,232,828	11,062,016

LONG-TERM DEBT, less current portion	15,228,700	15,433,446
DEFERRED TAX LIABILITY	305,133	—
Total Liabilities	28,766,661	26,495,462
COMMITMENTS AND CONTINGENCIES [NOTE 8]

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,834,275 shares issued and outstanding as of June 30, 2006 and June 30, 2005	48,342	48,342
Additional paid-in capital	10,558,853	10,558,853
Accumulated deficit	(1,630,472)	(4,035,384)
Less: Treasury stock, at cost, 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income from interest rate swap	227,724	77,727
Total Stockholders’ Equity	9,093,699	6,538,790
Total Liabilities and Stockholders’ Equity	$37,860,360	$33,034,252

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
NET SALES	$79,226,224	$71,182,069	$59,296,964
COST OF SALES	66,152,424	60,271,506	49,247,743
Gross Profit	13,073,800	10,910,563	10,049,221
EXPENSES
Selling Expense	6,765,871	5,726,283	5,558,709
General and Administrative	4,032,574	3,417,933	2,660,432
Total Expense	10,798,445	9,144,216	8,219,141
OPERATING INCOME	2,275,355	1,766,347	1,830,080
Other (Income) Expense	9,944	23,507	(1,380)
Interest Expense	1,132,584	1,011,860	1,210,477
(Gain) loss on disposal of assets	11,661	(4,000)	11,896
TOTAL NON-OPERATING EXPENSE	1,154,189	1,031,367	1,220,993
INCOME BEFORE INCOME TAXES	1,121,166	734,980	609,087
TAX BENEFIT	(1,283,746)	(21,232)	—
NET INCOME	$2,404,912	$756,212	$609,087
BASIC EARNINGS PER SHARE	$.50	$.16	$.13
WEIGHTED AVERAGE SHARES OUTSTANDING	4,819,275	4,815,188	4,761,460
DILUTED EARNINGS PER SHARE	$.49	$.15	$.13
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,903,949	4,890,124	4,825,179

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JUNE 30, 2003 THROUGH JUNE 30, 2006

	Common Stock		Additional Paid in	Retained Earnings	Other Com- prehensive	Treasury Stock		Deferred Compen-	Total Stock-holders’
	Shares	Amount	Capital	(Deficit)	Income	Shares	Amount	sation	Equity
BALANCE, June 30, 2003	4,757,608	$47,576	$10,436,551	$(5,400,683)	$—	(15,000)	$(110,748)	$(3,885)	$4,968,811
Issuance of common stock upon exercise of options	50,000	500	80,900	—	—	—	—	—	81,400
Vesting of options granted for consulting services	—	—	—	—	—	—	—	3,885	3,885
Other comprehensive income	—	—	—	—	58,543	—	—	—	58,543
Net income for the year ended June 30, 2004	—	—	—	609,087	—	—	—	—	609,087
BALANCE, June 30, 2004	4,807,608	48,076	10,517,451	(4,791,596)	58,543	(15,000)	(110,748)	—	5,721,726
Issuance of common stock upon exercise of options	26,667	266	41,402	—	—	—	—	—	41,668
Other comprehensive income	—	—	—	—	19,184	—	—	—	19,184
Net income for the year ended June 30, 2005	—	—	—	756,212	—	—	—	—	756,212
BALANCE, June 30, 2005	4,834,275	48,342	10,558,853	(4,035,384)	77,727	(15,000)	(110,748)	—	6,538,790

Other comprehensive income, net of taxes of $142,861	—	—	—	—	149,997	—	—	—	149,997
Net income for the year ended June 30, 2006	—	—	—	2,404,912	—	—	—	—	2,404,912
BALANCE, June 30 2006	4,834,275	$48,342	$10,558,853	$(1,630,472)	$227,724	(15,000)	$(110,748)	$—	$9,093,699

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,404,912	$756,212	$609,087
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Inventory valuation adjustment	—	22,682	3,885
Depreciation expense	2,020,860	1,840,168	2,052,314
Net Increase in cash surrender value of life insurance	(373,064)	(598,301)	(202,690)
Deferred loan costs expensed	229,801	—	—
Gain on termination of interest rate swap	(84,524)	—	—
(Gain) loss on disposal of equipment	11,661	(4,000)	11,896
Bad debt expense	83,546	168,634	55,000
Amortization of deferred loan costs	43,323	79,932	286,946
Deferred income tax benefit	(1,283,746)	—	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,294,057)	1,143,255	(1,546,876)
Increase in inventories	(486,171)	(1,842,297)	(1,193,116)
(Increase) decrease in prepaid expenses	(507,171)	87,668	160,190
Increase in other assets	(212,617)	(47,593)	(30,379)
Increase (decrease) in accounts payable	16,959	1,001,236	(4,824,939)
Increase (decrease) in accrued expenses	174,156	4,853	(244,091)
Increase in dealer incentives	2,664,491	2,499,216	1,014,905
Increase (decrease) in customer deposits	(468,855)	773,802	(204,581)
Increase (decrease) in warranty reserve	(107,643)	30,000	(190,000)
Decrease in allowance for boat repurchases	(59,541)	—	(125,000)
Net Cash Provided (Used) by Operating Activities	2,772,320	5,915,467	(4,367,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	3,883	4,000	25,000
Investment in molds and related plugs	(1,092,994)	(1,641,238)	(1,060,533)
Purchase of property, plant and equipment	(872,897)	(1,463,523)	(776,787)
(Purchase) maturity of certificate of deposit	—	255,197	(255,197)
Net Cash Used by Investing Activities	(1,962,008)	(2,845,564)	(2,067,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long term debt	16,545,878	—	18,000,000
Proceeds from termination of interest rate swap	84,524	—	—
Payments of deferred loan costs	(180,009)	—	(148,129)
Payments of long term debt	(16,799,378)	(2,441,040)	(9,336,061)
Proceeds from issuance of common stock	—	41,668	81,400
Payments on long term capital lease	—	(24,367)	(20,118)
Net Cash Provided (Used) by Financing Activities	(348,985)	(2,423,739)	8,577,092
Net increase in cash and cash equivalents	461,327	646,164	2,142,126
Beginning cash and cash equivalents balance	4,013,225	3,367,061	1,224,935
Ending cash and cash equivalents balance	$4,474,552	$4,013,225	$3,367,061

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest to unrelated parties, net of amounts capitalized	$1,417,874	$1,123,293	$923,531

Supplemental Schedule of Non-cash Investing and Financing Activities:
Unrealized gain on interest rate swap	$149,997	$19,184	$58,543
Amortization of deferred compensation	$—	$—	$3,885

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business and Significant Accounting Policies.

Nature of the Business: Fountain Powerboat Industries, Inc. and Subsidiary (the Company) manufacture high-performance sport boats, sport wide beam cruisers, wide beam fishing boats, sport fishing boats, and custom offshore racing boats. These boats are sold worldwide to a network of 50 domestic and 12 international dealers. The Company’s offices and manufacturing facilities are located in Washington, North Carolina, and the Company has been in business since 1979. The Company employs approximately 448 people.

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

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management. These estimates affect:

•	The reported amounts of assets and liabilities,

•	The disclosure of contingent assets and liabilities at the date of the financial statements, and

•	The reported amounts of revenues and expenses during the reporting periods.

Estimates in these consolidated financial statements include, but are not limited to:

•	Allowances for doubtful accounts;

•	Inventory obsolescence reserves;

•	Reserves for dealer incentives and allowances;

•	Warranty related reserves;

•	Losses on litigation and other contingencies;

•	Environmental liability reserves;

•	Insurance reserves;

•	Income tax reserves.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2006 and 2005, the Company had $4,591,738 and $3,733,804, respectively, in excess of federally insured amounts held in cash.

Accounts Receivable: Accounts Receivable are customer obligations due under normal trade terms requiring payment within 7 days from the invoice date for boat sales and within 30 days for all other sales. The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews each accounts receivable balance that exceeds 90 days from the invoice date and based on an assessment of the current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

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

Property, Plant, and Equipment and Depreciation: Property, plant, and equipment are carried at cost. Depreciation on property, plant, and equipment is calculated using the straight-line method and is based upon the estimated useful lives of the assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. (See Note 4)

Fair Value of Financial Instruments: Management estimates of the carrying value of financial instruments on the consolidated financial statements approximate fair values. The carrying values of the company’s short term financial instruments, including cash and cash equivalents, accounts receivable, and debt approximate their fair values because of the short maturity of these instruments and the variability of the associated interest rates.

Dealer Incentive Accruals: The Company has in the current and prior periods established sales programs to pay service and/or other awards to dealers for boat deliveries into their market territory for which they will perform service or based upon sales of boats from their locations. These programs are based in part on the model of the boat sold, a factor for the dealer’s service performance rating, the dollar value of the sale and other factors. The Company has accrued dealer incentives of $6,367,229 and $3,702,738 at June 30, 2006 and 2005, respectively. Dealer incentive accruals are recorded as a reduction to net sales. These amounts also include an accrual for dealer interest as discussed in Note 8, “Commitments and Contingencies”.

Allowance for Boat Repurchases: The Company provides an allowance for boats financed by dealers under floor plan finance arrangements that may be repurchased from finance companies under certain circumstances where the Company has a repurchase agreement with the lender. The amount of the allowance is determined based upon the current financial status of the Company’s dealers. The Company has accrued allowance for boat repurchases of $15,459 and $75,000 at June 30, 2006 and June 30, 2005 respectively.

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

In addition to other dealer incentives, the Company offers a sales incentive plan where floor plan interest expense for each eligible boat sale is accrued for the six months (180 days) interest payment period in the same fiscal accounting period that the related boat sale is recorded. The entire six months’ interest expense is accrued at the time of the sale because the Company considers it a selling expense (See Note 8). The amount of interest accrued is subsequently adjusted, along with the related expense, to reflect the actual number of days of remaining liability for floor plan interest for each individual boat remaining in the dealer’s inventory and on floor plan.

Income Taxes: The Company accounts for income taxes in accordance with issued Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (See Note 7).

Advertising Cost: Cost incurred in connection with advertising and promotion of the Company’s products is expensed as incurred. Such costs amounted to $1,412,435, $1,264,368 and $1,508,773 for the years ended 2006, 2005 and 2004, respectively.

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

Reclassifications: The financial statements and notes for years prior to the year ended June 30, 2006 have been reclassified to conform with headings and classifications used in the June 30, 2006 financial statements. The reclassifications had no effect on net income or shareholder’s equity as previously reported.

Cash Surrender Value of life insurance policies: - At June 30, 2006 and 2005, the Company owns six life insurance policies on Reginald M. Fountain, Jr., the Company’s Chairman and Chief Executive Officer for a total of $7,780,253 and $7,494,446 in coverage and $2,552,682 and $2,179,617 cash value, respectively. At June 30, 2006 and 2005, the Company has no outstanding loans against the policies.

Research and Development: The Company expenses the costs of research and development for new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $780,520 for Fiscal 2006, $786,129 for Fiscal 2005, and $871,386 for Fiscal 2004.

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

Recently Enacted Accounting Standards:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted the provisions of SFAS No. 123R as of the July 1, 2005, the effect of which did not have a material impact on our Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material by requiring that these items be recognized as current-period expenses regardless of circumstances. We adopted the provisions of SFAS No. 151 as of the July 1, 2005, the effect of which did not have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153). SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted the provisions of SFAS No. 153 s of the July 1, 2005, the effect of which did not have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. We are required to adopt the provisions of SFAS No. 154 during the fiscal year beginning July 1, 2007. The adoption of SFAS No. 154 is not expected to significantly impact our Consolidated Financial Statements.

In January 2006, the FASB issued Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This FSP clarifies that the tax deduction related to the new law should be accounted for as a special deduction under SFAS No. 109, which would reduce tax expense for the periods in which such deductions are claimed, rather than as a tax rate reduction in the calculation of deferred tax assets and liabilities. The FSP was effective upon issuance and did not have a material impact on our Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (SFAS 155). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will be required to adopt SFAS No. 155 on July 1, 2007 and do not expect that it will have a material effect on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first, evaluating whether a tax position has met a more-likely-than-not recognition threshold, and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning July 1, 2007. Management is currently reviewing FIN 48 to determine the impact of adopting it and its materiality to the Company..

Comprehensive Income - The Company reports as comprehensive income all changes in stockholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses related to interest rate swap arrangements. For the years ended June 30, 2006, 2005 and 2004, the Company’s other comprehensive income was $149,997, $19,184, and $58,543, respectively, resulting in total comprehensive income of $2,554,909, $775,396, and $667,630 respectively for those years.

Stock Based Compensation - The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The plans are more fully described in Note 6. Prior to the year ended June 30, 2006 the Company accounted for stock options issued to employee, officers and directors under the stock incentive plan in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal or exceed the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the Consolidated Statements of Income for the years 2005 and 2004.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the fiscal year that begins after June 15, 2005. Accordingly, we adopted SFAS No. 123(R) on July 1, 2005 and it had no effect on net income for Fiscal 2006 because all outstanding options vested fully prior to July 1, 2005.

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net earnings before taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,
	2005	2004
Net Income
As reported	$756,212	$609,087
Less: total stock-based compensation expense determined under fair market value method for all awards, net of tax	5,083	16,885
Pro forma	751,129	592,202
Basic net income per share
As reported	.16	.13
Pro forma	.16	.13
Diluted net income per share
As reported	.15	.13
Pro forma	.15	.12

Note 2. Accounts Receivable

Accounts Receivable consists of the following:

	Year Ended June 30,
	2006	2005
Trade receivables	$3,098,978	$2,214,150
Other receivables	344,221	202,779
Subtotal	$3,443,199	$2,416,929

Less Allowance for doubtful accounts	(37,331)	(221,572)
Net accounts receivable	$3,405,868	$2,195,357

Note 3. Inventories.

Inventories consist of the following:

	Year Ended June 30,
	2006	2005
Parts and supplies	$2,916,893	$3,059,465
Work-in-process	3,189,007	3,243,068
Finished goods	885,339	243,166
	6,991,239	6,545,699
Reserve for obsolescence	(32,051)	(72,682)
	$6,959,188	$6,473,017

All of the inventory is owned by the Company and pledged as collateral on notes and mortgages payable at June 30, 2006.

Note 4. Property, Plant, and Equipment.

Property, plant, and equipment consists of the following:

	Estimated Useful Lives	June 30,
	in Years	2006	2005
Land and related improvements	10-30	$4,697,418	$4,697,418
Buildings and related improvements	10-30	10,023,630	9,698,715
Construction-in-progress	N/A	369,259	1,041,396
Production molds and related plugs	8-10	24,685,048	23,212,883
Machinery and equipment	3-5	6,078,588	5,510,330
Furniture and fixtures	5	760,800	628,889
Computer equipment	5	1,003,404	940,237
Transportation equipment	5	280,263	337,929
		47,898,410	46,067,797

Accumulated depreciation		(30,790,537)	(28,889,410)
		$17,107,873	$17,178,387

Depreciation expense by asset category was as follows:

	2006	2005	2004
Land improvements	$132,009	$129,372	$127,464
Buildings	309,695	278,563	301,885
Molds & plugs	1,214,869	1,111,953	1,188,614
Machinery & equipment	219,210	218,440	310,835
Furniture & fixtures	30,597	16,518	13,862
Transportation equipment	23,580	33,422	32,880
Computer equipment	90,900	51,900	76,774
Total	$2,020,860	$1,840,168	$2,052,314

All of the land, buildings and improvements are owned by the Company and are held as collateral on notes and mortgages payable at June 30, 2006.

Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight to ten years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. During 2006 and 2005, the Company tested its long-lived asset balances for impairment and no adjustments were recorded as a result of those reviews.

Note 5. Long-term Debt and Pledged Assets.

On September 19, 2005, the Company entered into a $16,500,000 term loan agreement with Regions Bank. The proceeds from this newly obtained long-term loan were used to repay, and concurrently cancel, the long-term loan with Bank of America.  Upon cancellation of the Bank of America loan, the Company expensed that portion of the deferred costs paid to acquire the loan which had not been amortized during the term of the loan. The amount of the deferred loan costs expensed is $229,801. The Company’s term loan agreement (the “Loan”) with Regions Bank matures September 19, 2010 and is secured by accounts receivable, inventories, property, plant and equipment, death proceeds under certain life insurance policies, and common stock. Principal payments, beginning at approximately $55,000 and escalating over time, are due monthly, commencing September 30, 2005, with a final principal payment of $12,286,254 due September 19, 2010. Interest is payable monthly. The Loan includes $4,125,000 that bears interest, at the Company’s option, under one of two available methods. The first available interest computation method provides for interest at the higher of the Prime Rate or the Federal Funds rate plus 1/2%. The second available interest computation method bears interest at the sum of (i) the one month LIBOR rate divided by 1.0 minus the Eurodollar Reserve Percentage, and (ii) 1.75%. The Company may select either of the two interest rate methodologies by providing written notification to Regions Bank. The balance of the Loan ($12,375,000 at inception) bears interest that has been set at a fixed annual rate of 6.45% through the use of an interest rate swap. The fixed annual rate of 6.45% is a blended rate that combines the 1.75% premium over one month LIBOR listed above with a fixed interest rate of 4.70% paid by the Company to the counterparty under the terms of our interest rate swap agreement, described below.

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. As such, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. During the quarter ended September 30, 2005, the Company terminated a then extant interest rate swap agreement with Bank of America related to the Bank of America loan, which was repaid during the period. At termination, that swap agreement with Bank of America resulted in a gain to the Company of $84,524. The Company entered into a new interest rate swap agreement with Regions Bank related to the new Regions Bank loan, taken during the period. The swap agreement with Regions Banks has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70% due to Regions Bank. The swap agreement with Regions Bank has a floating interest rate due to the Company which is based on LIBOR and is reset monthly. As of June 30, 2006 the market value adjustment for this swap results in an unrealized gain totaling $370,585.

The Loan contains certain restrictive covenants setting forth minimum fixed charge coverage, tangible net worth, and debt to tangible net worth ratio requirements. These covenants also include a number of other limitations, including restrictions on capital expenditures, mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Company expects to maintain compliance with these restrictive covenants, and believes that these restrictions will not have a material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry. As of June 30, 2006 the Company was in compliance with all covenants.

On July 12, 2006, the Company entered into a Loan Agreement with Regions Bank (the lender) that provides for a secured, non-revolving line of credit under which the Company may obtain up to an aggregate of $5 million in loans from the lender during the one-year term of the agreement. The Company will use loans it obtains under the Loan Agreement to finance its production of boats for display or demonstration at dealer meetings, boat shows, performance trials and factory demonstrations and that are of a configuration that are not available from a dealer’s stock. Boats financed with loans under the Loan Agreement will be sold to dealers after they are no longer needed by the Company.

Each loan under the Loan Agreement will be repayable in full one year following the loan date or, if earlier, upon the sale or transfer of the boat that secures that loan. The Company may obtain a six (6) month extension of the maturity of any loan upon repayment of at least 20 percent (20%) of the outstanding loan amount prior to the loan maturity date. The Company has fully and unconditionally guaranteed all of the Company’s obligations under the Loan Agreement.

At the Company’s option, and subject to the terms and conditions of the Loan Agreement, each loan will bear interest from the loan date on its unpaid balance at a rate equal to (1) the higher of the federal funds rate, as in effect from time to time, plus one-half of one percent per annum, or the lender’s prime lending rate as in effect from time to time, or (2) a rate calculated as provided in the Loan Agreement based on LIBOR.

The Company’s obligations in connection with each loan will be secured by a lien on the boat for which that loan was obtained. Additionally, collateral documents that the Company entered into with the lender on September, 19 2005, to secure the Company’s obligations under a $16,500,000 term loan agreement (including a (1) Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement, (2) Security Agreement, and (3) Pledge Agreement), have been amended to also secure loans under the Loan Agreement. As a result, the Company’s obligations under the Loan Agreement are secured by all real estate and all furniture, fixtures and equipment owned by the Company and associated with its manufacturing facilities, all of the Company’s accounts receivable, inventory and other assets, and all shares of Fountain Powerboats, Inc. (the subsidiary) capital stock that the Company owns.

Following is a summary of long-term debt at June 30, 2006, with current maturities determined based upon the net reduction of debt during the year ending June 30, 2007 that will occur under terms of the above described new loan with Regions Bank:

	2006	2005
Credit agreement with a financial corporation dated September 19, 2005.	$15,940,684	$16,183,538
4.00% loan payable to a financial institution for the purchase of a vehicle, monthly payments of $726 through September 2006, secured by the vehicle purchased.	—	10,647
Total long term debt	15,940,684	16,194,185
Less: Current maturities included in current liabilities:	(711,984)	(760,739)
	$15,228,700	$15,433,446

The estimated aggregate maturities required on long-term debt for each of the years ending June 30 are as follows:

2007	711,984
2008	759,290
2009	809,738
2010	863,538
2011	12,796,134
$15,940,684

Note 6. Stock Options.

Effective July 1, 2005 the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revised SFAS 123 “Accounting for Stock Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for option granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The company has Stock Option Plans in effect at June 30, 2006. All options outstanding as of June 30, 2005 were fully vested and no new options were issued during the year ended June 30, 2006, therefore no option related compensation cost has been charged against income for the year ended June 30, 2006

On June 21, 1995, the shareholders voted to adopt the 1995 stock option plan. The plan provided 450,000 options to purchase the common stock to be granted by the Board of Directors to employees or directors of the Company. On August 4, 1995, the Board of Directors voted to grant the 450,000 stock options to Mr. Reginald M. Fountain, Jr. at $4.67 per share, exercisable for 10 years from the date granted, on a non-qualified basis. On November 9, 2004, the shareholders of Fountain Powerboats, Inc. approved an amendment to this plan to permit the Board of Directors to extend the term of this plan to August 4, 2008. As of June 30, 2006, none of these options have been exercised.

During 1999, the shareholders voted to adopt the 1999 Employee Stock Option Plan (the Plan), which expires January 11, 2009. Under the Plan, the board is empowered to grant options to purchase up to 120,000 shares of common stock to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). During the Company’s November 19, 2002 Annual Meeting the shareholders approved amendment of the 1999 Employee Stock Option Plan to increase the number of shares available for issuance under that plan from 120,000 to 175,000 shares. As of June 30, 2006, 88,333 options are available for grant under the plan.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the years ended June 30, 2006 and 2005.

The risk free rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company as reflected in the previous 10 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options.

A summary of the status of the options granted under the Company’s 1995 and 1999 stock option plans and other agreements at June 30, 2006, 2005 and 2004, and changes during the periods then ended is presented in the table below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$4.36	560,000	$4.16	610,000	$3.96
Exercised	—	—	26,667	$1.56	50,000	1.63
Forfeited	30,000	1.60	33,333	$3.37	—	—
Outstanding at end of period	470,000	$4.53	500,000	$4.36	560,000	$4.16
Exercisable at end of period	470,000	$4.53	500,000	$4.36	546,667	$4.23

A summary of the status of the options outstanding under the Company’s stock option plans and other agreements at June 30, 2006 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.34 to 1.60	20,000	1.25 years	$1.47	20,000	$1.47
$4.67	450,000	2.17 years	4.67	450,000	4.67
	470,000			470,000

As of June 30, 2006, the aggregate intrinsic value of options outstanding was approximately $9,000. No options were exercised during the year ended June 30, 2006.

Had compensation costs for the Company’s stock option plan been determined using the fair value method, the Company’s pro forma net income would not have changed as there were no options granted or vested during the year ended June 30, 2006.

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

The significant components of the provision for income taxes for the years ended June 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current tax provision
Federal	$—	$(20,263)	$—
State	—	(969)	—
Total current tax provision	—	(21,232)	—
Deferred tax provision
Federal	383,221	292,283	241,811
State	77,037	63,307	35,561
Total deferred tax provision	460,258	355,590	277,372
Provision for income tax expense before adjustment to deferred tax asset valuation allowance	460,258	334,358	277,372
Increase (decrease) in valuation allowance	(1,744,004)	(355,590)	(277,372)
Net provision (benefit) for income taxes	$(1,283,746)	$(21,232)	$—

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2006	2005	2004
Expected income tax expense (benefit)	$381,197	$249,893	$207,090
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	51,058	41,165	35,561
Nondeductible expenses	28,004	43,300	34,721
Adjustment to deferred tax asset valuation allowance	(1,744,004)	(355,590)	(277,372)
Provision for income taxes	$(1,283,746)	$(21,232)	$—

Note 7. Income Taxes. [Continued]

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at June 30, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets relating to:
Inventory capitalization difference	$180,881	$185,233
Bad debt allowance	14,391	85,416
Reserve for obsolete inventory	12,356	28,019
Reserve for buy backs	5,960	28,913
Warranty reserve	243,774	285,270
Accrued dealer incentives	299,906	609,454
Reserve for health insurance	62,451	64,764
Accrued executive compensation	60,170	72,971
Net operating loss carryforward	1,744,639	1,714,599
Charitable contributions carryforward	892	—
Alternative minimum tax credit carryforward	41,524	41,524
Investment tax credits	86,294	86,294
Total deferred tax assets	2,753,238	3,202,457
Less valuation allowance	—	(1,744,004)
Deferred tax assets net of valuation allowance	2,753,238	1,458,453
Deferred tax liabilities relating to:
Property and equipment	(1,469,492)	(1,458,453)
Unrealized gain on swap	(142,861)	—
Total deferred tax liability	(1,612,353)	(1,458,453)
Net recorded deferred tax asset	$1,140,885	$—

Deferred income taxes are presented in the accompanying consolidated balance sheets as follows at June 30, 2006 and 2005:

	2006	2005
Current deferred tax asset.	$1,446,018	$—
Noncurrent deferred tax liability.	(305,133)	—

	$1,140,885	$—

As of June 30, 2005 the Company had net deferred tax assets of $1,744,004 that were fully offset by a valuation allowance because, as of that date, it was Management’s conclusion that there continued to be doubt as to whether those deferred tax assets were more likely than not to be realized in the future. The deferred tax assets principally related to the potential future benefits of tax net operating loss carryforwards, most of which had been generated during the year ended June 30, 2002 when the Company underwent a major restructuring of its operations. During the year ended June 30, 2006 the Company performed an evaluation, in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, of the likelihood of realization of its deferred tax assets. As a result of this evaluation, Management concluded that it was more likely than not that these deferred tax assets would be realized. This conclusion was based on various factors, the most significant of which were (1) the Company’s record of generation of taxable income over the four years since June 30, 2002, during which years the Company has generated federal taxable income that has reduced its federal net operating loss carryforward from $8.1 million to approximately $4.6 million , (2) the Company’s consistency in generating net income during each of those four years, and (3) Management’s belief that the Company is well positioned to generate profits on an ongoing basis such that all tax net operating losses will be utilized prior to any applicable expiration dates. There remains approximately $4.6 million for Federal and $3.7 million for State tax purposes of net operating loss carryovers which expire in various years through 2023 to offset current tax expenses. Accordingly, the Company does not believe valuation allowances are necessary as of June 30, 2006 because deductible temporary differences will be utilized primarily through charges against reversals of future taxable temporary differences.

The Company has available federal and state operating loss carry forwards at June 30, 2006 of approximately $4,600,000 and $3,700,000, respectively, which expire at various dates through 2023.

Note 8. Commitments and Contingencies.

Employment Agreement: The Company entered into a one-year employment agreement in 1989 with its Chairman, Reginald M. Fountain, Jr. The agreement provides for automatic one-year renewals at the end of each year subject to Mr. Fountain’s continued employment.

During Fiscal 2005 the Company entered into a one-year employment agreement with R. David Knight, its President. The agreement provides for automatic one-year renewals at the end of each year, subject to Mr. Knight’s continued employment, and compensation for three years in event of termination or change in status without cause due to change in control.

Dealer Interest: The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to $1,462,821 for Fiscal 2006, $1,238,274 for Fiscal 2005 and $756,336 for Fiscal 2004. They are included in the accompanying consolidated statements of operations as part of net sales. At June 30, 2006, 2005 and 2004 the estimated unpaid dealer incentive interest included in accrued dealer incentives amounted to $257,050, $223,542 and $62,894, respectively.

Product Liability and Other Litigation: There were various warranty lawsuits against the Company extant at June 30, 2006. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney’s fees and any losses, which may occur from these lawsuits over and above the insurance deductibles. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 2006 and 2005, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to $35,212,412 and $21,443,054, respectively. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events, which can be reasonably estimated. At June 30, 2006 and 2005, the allowance for boat repurchases was $15,459 and $75,000, respectively.

401 (k) Payroll Savings Plan: During Fiscal 1991, the Company initiated a 401(k) Payroll Savings Plan (the 401(k) Plan) for all employees. Eligible employees may elect to defer up to twenty-five percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company currently matches fifty percent of the employee’s deferred salary amounts limited to a maximum of six percent of their salaried amounts, or effectively a maximum of three percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401(k) Plan. There are no post-retirement benefit plans in effect. The Company’s employer contribution to the 401(k) Plan was $131,626 for Fiscal year 2006, $113,633 for Fiscal 2005 and $86,825 for Fiscal 2004.

Environmental: The Company was notified in 1994 by the United States Environmental Protection Agency (“EPA”) that it has been identified as a potential responsible party (“PRP”) and may incur, or may have incurred, liability for the remediation of contamination at the Seaboard waste disposal site, located in High Point, North Carolina (also referred to as the Jamestown, North Carolina site) resulting from the disposal of hazardous substances at that site by a third party contractor of the Company. The Company’s share of the approximately 14.3 million gallons of waste is 19,245 gallons, a volumetric share of .1387%. The Company’s potential liability at this site was defined by the Group administrator to be $28,105. The Company is likely to be eligible for a de Minimus Settlement Agreement, which is expected to be finalized in 2006.

Note 9. Export Sales.

The Company had export sales to customers in the following geographic areas:

	Year Ended June 30,
	2006	2005	2004
Canada, Central and South America	$1,849,529	$2,474,619	$1,441,308
Europe	2,722,920	1,417,819	384,402
Middle East	2,753,281	1,088,838	435,322
Africa	965,910	410,758	—
	$8,291,640	$5,392,034	$2,261,032

Note 10. Transactions with Related Parties.

The Company expensed the following amounts for apartment rentals owned or controlled by Reginald M. Fountain, Jr., the Company’s Chairman, President, and Chief Executive Officer: in Fiscal 2006, $25,435; in Fiscal 2005, $32,358; and in Fiscal 2004, $18,592. At June 30, 2006, the Company owed Reginald M. Fountain, Jr. $0 for these rentals.

The Company expensed the following amounts for aircraft services and rentals to an entity controlled by Reginald M. Fountain, Jr.: in Fiscal 2006, $255,339; in Fiscal 2005, $178,383; and in Fiscal 2004, $259,189. At June 30, 2006 the Company owed $0 in unpaid services to this entity.

Two Directors of the Company together purchased a single boat in Fiscal 2006 for $211,174, which is standard wholesale price for that boat model and its optional features.

A Director of the Company contributed $42,000 to the Company in Fiscal 2006 in support of the Company’s offshore racing program.

For the year ended June 30, 2004, the Company paid an entity controlled by a director $20,500 for consulting services.

The Company paid $0, $0 and $15,029 for the years ended June 30, 2006, 2005 and 2004 for advertising and public relations services from an entity owned by a director of the Company. At June 30, 2006, the Company had no payable due to the entity for these services.

Note 11. Concentration of Credit Risk.

Concentration of credit risk arises due to the Company operating in the marine industry, particularly in the United States. In Fiscal 2006 one dealer accounted for 10.9 percent of sales, one accounted for 8.5 percent of sales and four each accounted for 5.8 to 6.3 percent of sales. In Fiscal 2005, one dealer accounted for 10.5 percent of sales, one for 6 percent of sales, and three dealers for 5 percent of sales individually. In Fiscal 2004, one dealer accounted for 10.5 percent of sales, one for 10.2 percent of sales, and two dealers for 5.0 percent of sales individually.

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

	2006	2005	2004
Weighted average number of common shares outstanding used in basic earnings per share	4,819,275	4,815,188	4,761,460
Effect of dilutive stock options	84,674	74,936	63,719
Weighted number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	4,903,949	4,890,124	4,825,179

There were no adjustments required to be made to net income in the computation of diluted earnings per share. For the years ended June 30, 2006 and June 30, 2005, there were no antidilutive options outstanding. For the year ended June 30, 2004, there were 450,000 options that were antidilutive since the exercise price exceeded the average market price of the Company’s common stock for the year. These antidilutive options have been omitted from the calculation of diluted earnings per share for that year.

Note 13 - Sales by Product Line.

The Company’s net sales resulted from the following product lines for the years ended June 30, 2006, 2005 and 2004:

	2006	2005	2004
Sports boats	$31,799,204	$33,819,857	$32,509,664
Express cruisers	15,760,240	13,395,691	9,508,545
Sport fishing boats	29,194,785	21,123,893	15,805,238
Non-boat sales including (Service, Parts, Sportswear)	2,471,995	2,842,627	1,473,517
Net sales	$79,226,224	$71,182,068	$59,296,964

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

SCHEDULES TO THE FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Fiscal 2006 Valuation and Qualifying Account Description	Balance June 30, 2005	Charge (Credit) to Expense Adjustments	Payments/ Deductions	Balance June 30, 2006
Allowance for Doubtful accounts	$221,572	$83,546	$267,787	$37,331
Inventory Obsolescence Reserve	72,682	42,060	82,691	32,051
Deferred Tax Valuation Allowance	1,744,004	(1,744,004)	—	—
Warranty Expense Reserve	740,000	26,579	134,222	632,357
Allowance for Boat Repurchases	75,000	61,719	121,260	15,459

Fiscal 2005 Valuation and Qualifying Account Description	Balance June 30, 2004	Charge (Credit) to Expense Adjustments	Payments/ Deductions	Balance June 30, 2005
Allowance for Doubtful accounts	$82,841	$168,634	$29,903	$221,572
Inventory Valuation Reserve	50,000	22,682	—	72,682
Deferred Tax Valuation Allowance	2,065,541	(321,537)	—	1,744,004
Warranty Expense	710,000	892,480	862,480	740,000
Allowance for Boat Repurchases	75,000	—	—	75,000

Fiscal 2004 Valuation and Qualifying Account Description	Balance June 30, 2003	Charge (Credit) to Expense Adjustments	Payments/ Deductions	Balance June 30, 2004
Allowance for Doubtful accounts	$27,841	$55,000	$—	$82,841
Inventory Valuation Reserve	50,000	—	—	50,000
Deferred Tax Valuation Allowance	2,342,912	(277,371)	—	2,065,541
Warranty Expense	900,000	357,507	547,507	710,000
Allowance for Boat Repurchases	200,000	—	125,000	75,000

FOUNTAIN POWERBOATS INDUSTRIES, INC.
SUPPLEMENTARY DATA
UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006
Revenue	$19,157,736	$18,210,092	$18,526,332	$23,332,064
Gross profit	3,676,114	2,897,702	2,764,533	3,735,452
Income before taxes	697,058	319,296	22,410	82,402
Net income	697,058	319,296	22,410	1,366,148
Net income per share:
Basic	.14	.07	.00	.29
Diluted	.14	.07	.00	.28

Fiscal 2005
Revenue	$16,742,309	$17,256,520	$16,714,140	$20,469,100
Gross profit	1,993,148	2,375,903	2,891,593	3,649,919
Income (loss) before taxes	(373,338)	137,404	359,492	611,422
Net income (loss)	(373,338)	137,404	360,460	631,686
Net income (loss) per share:
Basic	(.08)	.03	.07	.13
Diluted	(.08)	.03	.07	.13

Fiscal 2004
Revenue	$12,885,232	$13,361,811	$15,790,650	$17,259,271
Gross profit	2,032,181	2,027,100	3,119,068	2,870,872
Income (loss) before taxes	(356,347)	239,059	754,365	(27,990)
Net income (loss)	(356,347)	239,059	754,365	(27,990)
Net income (loss) per share:
Basic	(.08)	.05	.16	N/A
Diluted	(.07)	.05	.16	(.01)

Item 9. Changes in and Disagreements with Independent Registered Public Accounting firms on Accounting and Financial Disclosure.

The information contained under the section captioned “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of the Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of the Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes all compensation plans and individual compensation arrangements that were in effect on June 30, 2006, and under which shares of the Company’s common stock were authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	460,000	$4.60	88,333
Equity compensation plans not approved by security holders	10,000	1.34	—
Total	470,000	$4.53	88,333

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

Item 14. Principal Accountant Fees and Services.

Information appearing under the caption “Proposal 3. Ratification of Appointment of Independent Accountants - Services and Fees During Fiscal 2006 and Fiscal 2005” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed with Report:

(1)	Financial Statements. The following consolidated financial statements of the Company are contained in Item 8 of this Report.
		Page
	Report of Dixon Hughes PLLC	15

	Report of Pritchett, Siler & Hardy, P. C.	16

	Consolidated balance sheets at June 30, 2006 and 2005	17

	Consolidated statements of operations for the years ended June 30, 2006, 2005 and 2004	18

	Consolidated statements of stockholder’s equity for the years ended June 30, 2006, 2005 and 2004	19

	Consolidated statements of cash flows for the years ended June 30, 2006, 2005 and 2004	20

	Notes to consolidated financial statements	22

(2)	Financial Statement Schedules.

	Schedule II - Valuation and Qualifying Accounts	36

(3)	Exhibits. An index of exhibits that is a part of this Form 10-K appears following the signature page and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.

	By:	/S/ Reginald M. Fountain, Jr.
September 22, 2006		Reginald M. Fountain, Jr.
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Reginald M. Fountain, Jr. Reginald M. Fountain, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	September 22, 2006

/S/ A. Myles Cartrette A. Myles Cartrette	Director	September 22, 2006

/S/ George L. Deichmann, III George L. Deichmann, III	Director	September 22, 2006

/S/ Guy L. Hecker, Jr. Guy L. Hecker, Jr.	Director	September 22, 2006

/S/ David C. Miller David C. Miller	Director	September 22, 2006

/S/ Anthony J. Romersa Anthony J. Romersa	Director	September 22, 2006

/S/ Anthony A. Sarandes Anthony A. Sarandes	Director	September 22, 2006

/S/ Mark L. Spencer Mark L. Spencer	Director	September 22, 2006

/S/ Robert L. Stallings III Robert L. Stallings	Director	September 22, 2006

/S/ Irving L. Smith Irving L. Smith	Chief Financial Officer	September 22, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Registrant’s Articles of Incorporation, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

3.2	Registrant’s Bylaws, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

4.1	Form of stock certificate (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005)

10.1 *
Employment Agreement dated March 31, 1989, between Reginald M. Fountain, Jr. and Fountain Powerboats, Inc. (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005)

10.2 *
Employment Agreement dated September 1, 2004, as amended on October 18, 2004, between R. David Knight and Fountain Powerboats, Inc. (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005)

10.3 *
Stock Option Agreement dated August 4, 1995, as amended, between Registrant and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

10.4 *	1999 Employee Stock Option Plan (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

10.5 *	1995 Stock Option Plan, as amended (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated November 9, 2004)

10.6
Master Agreement between Registrant, Fountain Powerboats, Inc., Reginald M. Fountain, Jr. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.7
Engine Supply Agreement between Registrant Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.8
Omnibus Amendment and Agreement dated September 13, 2005, between Brunswick Corporation, Fountain Powerboat Industries, Inc., Fountain Powerboats, Inc., and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.9
Loan Agreement dated September 19, 2005, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.10
Loan Agreement dated July 12, 2006, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated August 23, 2006)

10.11
Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated September 19, 2005, between Fountain Powerboats, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.12
First Amendment dated July 12, 2006 to Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated September 19, 2005, between Fountain Powerboats, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated August 23, 2006)

10.13
Security Agreement dated September 19, 2005, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.14
First Amendment dated July 12, 2006, to Security Agreement dated September 19, 2005, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated August 23, 2006)

10.15
Pledge Agreement dated September 19, 2005, between Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.16
First Amendment dated July 12, 2006, to Pledge Agreement dated September 19, 2005, between Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated August 23, 2006)

31.1	Certification of Registrant’s Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Registrant’s Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (furnished herewith)

99.1	Registrant’s definitive proxy statement to be filed with the Commission

* Denotes a management compensation plan or compensatory plan or arrangement.