Form 10-Q
period 2006-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2006-11-09
CIK 764858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $.01 par value	4,834,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

		Page No.

Part I	Financial Information

	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets, September 30, 2006 and June 30, 2006	3 - 4

	Unaudited Condensed Consolidated Statements of Operations, for the three months ended September 30, 2006 and 2005	5

	Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended September 30, 2006 and 2005	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7 - 10

	Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	11 - 12

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	12

	Item 4. Controls and Procedures	12

Part II	Other Information

	Item 1. Legal Proceedings	13

	Item 1A. Risk Factors	13

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

	Item 3. Defaults Upon Senior Securities	13

	Item 4. Submission of Matters to a Vote of Security Holders	13

	Item 5. Other Information	13

	Item 6. Exhibits	13

	Signatures	14

	Exhibits	15 - 17

 PART I. FINANCIAL INFORMATION.
ITEM 1: Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2006	June 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$1,280,576	$4,474,552
Accounts receivable, net	7,701,154	3,405,868
Inventories	6,578,913	6,959,188
Prepaid expenses	882,013	849,160
Deferred income tax	1,315,244	1,446,018
Total Current Assets	17,757,900	17,134,786

Property, Plant & Equipment	48,788,012	47,898,410
Less: Accumulated depreciation	(31,351,215)	(30,790,537)
	17,436,797	17,107,873
CASH SURRENDERVALUE LIFE INSURANCE	2,611,381	2,552,682
OTHER ASSETS	784,655	1,065,019
DEFERRED TAX ASSETS - NON CURRENT	8,769	—
TOTAL ASSETS	$38,599,502	$37,860,360

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2006	June 30, 2006

CURRENT LIABILITIES
Current maturities - long-term debt	$2,224,359	$711,984
Accounts payable - trade	3,864,619	3,861,061
Accrued expenses and other liabilities	1,074,637	1,253,714
Dealer incentives	6,635,241	6,367,229
Customer deposits	341,403	391,024
Allowance for boat repurchases	27,193	15,459
Warranty reserve	613,685	632,357
Total Current Liabilities	14,781,137	13,232,828

LONG-TERM DEBT, less current maturities	15,043,431	15,228,700

DEFERRED TAX LIABILITY	—	305,133
COMMITMENTS AND CONTINGENCIES (Note 4)
Total Liabilities	29,824,568	28,766,661

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,834,275 shares issued and outstanding as of September 30, 2006 and June 30, 2006	48,342	48,342
Additional paid-in capital	10,558,853	10,558,853
Accumulated deficit	(1,786,442)	(1,630,472)
Less: Treasury stock, at cost 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income (loss) from interest rate swap	64,929	227,724
Total Stockholders’ Equity	8,774,934	9,093,699
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,599,502	$37,860,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30, 2006	September 30, 2005
NET SALES	$19,413,852	$19,157,736
COST OF SALES	16,497,235	15,481,622
Gross Profit	2,916,617	3,676,114

EXPENSES:
Selling expenses	1,967,096	1,495,887
General and administrative expenses	947,326	841,803
Total Expenses	2,914,422	2,337,690
OPERATING INCOME (LOSS)	2,195	1,338,424
NON-OPERATING INCOME (EXPENSE):
Other income (expense)	24	(92,615)
Interest expense	(239,189)	(548,751)
Total Non-operating Income (Expense)	(239,165)	(641,366)
INCOME (LOSS) BEFORE INCOME TAXES	(236,970)	697,058

CURRENT TAX EXPENSE (BENEFIT)	—	—

DEFERRED TAX EXPENSE (BENEFIT)	(81,000)	—
NET INCOME (LOSS)	$(155,970)	$697,058
BASIC EARNINGS (LOSS) PER SHARE	$(.03)	$.14
WEIGHTED AVERAGE SHARES OUTSTANDING	4,834,275	4,834,275
DILUTED EARNINGS (LOSS) PER SHARE	$(.03)	$.14
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,834,275	4,849,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(155,970)	$697,058
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation expense	560,678	472,322
Net Increase in cash surrender value of life insurance	(58,699)	(51,945)
Deferred loan costs expensed	—	229,801
Gain on termination of interest rate swap	—	(84,524)
Bad debt expense	24,574	25,032
Amortization of deferred loan costs	9,000	16,322
Deferred income tax benefit	(81,000)	—
Change in assets and liabilities:
Accounts receivable	(4,319,860)	(1,828,956)
Inventories	380,275	(476,279)
Prepaid expenses	(32,853)	(154,417)
Other assets	6,440	(88,980)
Accounts payable	3,558	(406,240)
Accrued expenses	(178,245)	32,774
Dealer incentives	268,012	836,423
Customer deposits	(49,621)	(201,579)
Warranty reserve	(18,672)	—
Allowance for boat repurchases	11,734	—
Net Cash Used by Operating Activities	(3,630,649)	(983,188)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(304,972)	(173,403)
Investment in molds and related plugs	(584,629)	(155,493)
Net Cash Used by Investing Activities	(889,601)	(328,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,500,000	16,500,000
Proceeds received upon termination of interest rate swap	—	84,524
Payments of long-term debt	(173,726)	(16,194,790)
Net Cash Provided by Financing Activities	1,326,274	389,734
Net decrease in cash and cash equivalents	(3,193,976)	(922,350)
Cash and cash equivalents at the beginning of period	4,474,552	4,013,225
Cash and cash equivalents at the end of period	$1,280,576	$3,090,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the three month periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48: In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

FAS 157: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

FAS 158: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS 158 to have a material effect on its financial position at June 30, 2007.

SAB 108: In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective June 30, 2007. We currently believe that the adoption of SAB No. 108 will not have a material financial impact on the Company’s consolidated financial statements.

NOTE 3. LONG-TERM DEBT AND PLEDGED ASSETS

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

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. As such, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. During the quarter ended September 30, 2005, the Company terminated a then extant interest rate swap agreement with Bank of America related to the Bank of America loan, which was repaid during the period. At termination, that swap agreement with Bank of America resulted in a gain to the Company of $84,524. The Company entered into a new interest rate swap agreement (the “Swap”) with Regions Bank related to the new Regions Bank loan, taken during the period. The Swap with Regions Banks has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70% due to Regions Bank. The Swap has a floating interest rate due to the Company which is based on LIBOR and is reset monthly. As of September 30, 2006 the market value adjustment for this swap results in an unrealized gain totaling $64,929.

On July 12, 2006, the Company entered into a Loan agreement (the “Credit Facility”) with Regions Bank (the lender) that provides for a secured, non-revolving line of credit under which the Company may obtain up to an aggregate of $5 million in loans from the lender during the one-year term of the agreement. The Company will use loans it obtains under the Credit Facility to finance its production of boats for display or demonstration at dealer meetings, boat shows, performance trials and factory demonstrations and that are of a configuration that are not available from a dealer’s stock. Boats financed with loans under the Credit Facility will be sold to dealers after they are no longer needed by the Company.

Each loan under the Credit Facility will be repayable in full one year following the loan date or, if earlier, upon the sale or transfer of the boat that secures that loan. The Company may obtain a six (6) month extension of the maturity of any loan upon repayment of at least 20 percent (20%) of the outstanding loan amount prior to the loan maturity date. The Company has fully and unconditionally guaranteed all of the Company’s obligations under the Credit Facility.

At the Company’s option, and subject to the terms and conditions of the Credit Facility, each loan will bear interest from the loan date on its unpaid balance at a rate equal to (1) the higher of the federal funds rate, as in effect from time to time, plus one-half of one percent per annum, or the lender’s prime lending rate as in effect from time to time, or (2) a rate calculated as provided in the Credit Facility based on LIBOR.

The Loan contains certain restrictive covenants setting forth minimum fixed charge coverage, tangible net worth, and debt to tangible net worth ratio requirements. These covenants also include a number of other limitations, including restrictions on capital expenditures, mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Credit Facility is also subject to the same covenants as the Loan As of September 30, 2006 the Company was in compliance with all covenants except the fixed charge coverage ratio, the Company obtained from Regions Bank a written waiver of this violation.

The Company’s obligations in connection with each loan will be secured by a lien on the boat for which that loan was obtained. Additionally, collateral documents that the Company entered into with the lender on September 19, 2005, to secure the Company’s obligations under the Loan (including a (1) Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement, (2) Security Agreement, and (3) Pledge Agreement), have been amended to also secure loans under the Credit Facility. As a result, the Company’s obligations under the Credit Facility are secured by all real estate and all furniture, fixtures and equipment owned by the Company and associated with its manufacturing facilities, all of the Company’s accounts receivable, inventory and other assets, and all shares of Fountain Powerboats, Inc. (the subsidiary) capital stock that the Company owns.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), and under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 2006, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $24,384,665. At September 30, 2006, the allowance for boat repurchases was $27,193.

The Company vigilantly monitors all its dealers for solvency issues by examining dealer inventory levels and amounts carried under floor plan financing. At present the Company has no dealers that it believes to be at risk of default under their floor plan arrangements.

Dealer Interest - The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $303,434 for the three months ended September 30, 2006 and $273,980 for the three months ended September 30, 2005. The estimated unpaid dealer interest included in accrued dealer incentives amounted to $315,834 at September 30, 2006 and $254,610 at September 30, 2005.

Interest Rate Risk - At September 30, 2006, the Company owed $15,766,958 on a $16,500,000 credit agreement with Regions Bank. The credit agreement has $3,391,958 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $17,000 increase in interest expense per year.

Engine Supply Agreement - The Company has an Engine Supply agreement with Brunswick Corporation to purchase all marine engines from Mercury Marine division of Brunswick except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 5. TRANSACTIONS WITH RELATED PARTIES

At September 30, 2006, the Company had receivables and advances from its employees amounting to $73,706.

During the three month periods ended September 30, 2006 and September 30, 2005, the Company paid $82,097 and $34,243, respectively, for services rendered to entities owned or controlled by the Company’s Chairman and Chief Executive Officer.

NOTE 6. EARNINGS (LOSS) PER SHARE

Statement of Financial Accounting Standard (“SFAS”) 128, “Earnings per Share”, requires a basic per share and diluted earnings per share presentation. The computations of basic earnings (loss) per share and diluted earnings per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assumed exercised.

For the three months ended September 30, 2006, options to purchase 470,000 shares were considered anti-dilutive due to the Net Loss incurred by the Company. The weighted average common shares and common equivalent shares outstanding for the three month periods ended September 30, 2006 and 2005 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended
	September 30, 2006	September 30, 2005
Weighted average common shares outstanding used in basic earnings per share for the three months ending	4,834,275	4,834,275

Effect of dilutive stock options	—	15,613

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,834,275	4,849,888

NOTE 7. COMPREHENSIVE INCOME
The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses related to the interest rate swap agreement. For the three months ended September 30, 2006, the Company’s other comprehensive income was a loss of $162,795. For the three months ended September 30, 2005, the Company’s other comprehensive income was a loss of $166,852.

ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net Sales - Net sales for the three months ended September 30, 2006 were $19,413,852, an increase of $256,116, as compared to net sales of $19,157,736 for the three months ended September 30, 2005. This level of revenue for the first quarter is in line with the Company’s goal of sustaining revenue at $80 million plus for the fiscal year of 2007.

Gross Profit - Gross profit for the three months ended September 30, 2006 was $2,916,617, a decrease of $759,497, as compared to $3,676,114 for the three months ended September 30, 2005. Gross profit for this quarter was affected primarily by:
1)
Promotional programs and pricing concessions were employed in Fiscal 2006 to maintain sales volume in certain boat models and were discontinued at the end of Fiscal 2006; however, orders in the backlog compelled the manufacture of boats carrying these pricing concessions during the quarter ended September 30, 2006; the production schedule is now devoid of such pricing concessions.

2)
Implementation of “lean manufacturing” in the Company’s operations has required major changes in its processes and procedures, and as usual, when a manufacturing operation goes through major changes, costs and productivity suffered, but long term benefits of this culture will be significant, and the Company expects to begin seeing benefits in the quarter that ends on December 31, 2006.

3)
Property insurance rates increased significantly due to the effect of hurricanes Katrina and Rita on the property insurance industry, and product liability insurance rates increased due to the Company’s increase in revenue in Fiscal 2006.

4)	Depreciation expense increased due to the completion of capital projects in Fiscal 2006 for factory expansion & improvement and tooling for building new boat models.

Selling Expenses - Selling expenses for the three months ended September 30, 2006 were $1,967,096, a $471,209 increase, as compared to $1,495,887 for the three months ended September 30, 2005. The increase in selling expenses was primarily attributable to:
1)
The Company’s support of offshore racing programs was amplified during the 2006 offshore racing season. The 2006 offshore racing season concludes in November and the Company’s Management has committed to curtailing its support significantly after this season. Racing expenses incurred in the quarter ending December 31, 2006 will also be substantial, but such expenses are expected to be considerably reduced in the second half of the fiscal year.

2)
The Company’s support of tournament fishing programs was increased during Fiscal 2006 to boost recognition and sales of our expanding fish boat product line. The enhanced support was very successful with many boats being sold as a direct result of the tournament programs and an increased awareness of the Company’s products through more tournament wins by fishermen in Fountain boats.

General and Administrative Expenses - General and administrative expenses were $947,326, a $105,523 increase, as compared to $841,803 for the three months ended September 30, 2005. The increase in expenses were generally related to increased travel by the Company’s Management to visit new and current dealers in their endeavor to continue strengthening the Company’s product distribution channel, and expenses related to customer relations. These expenses are not expected to continue at this level.

Interest Expense - The interest expense during the three months ended September 30, 2006 was $239,188, as compared to $548,751 for the three months ended September 30, 2005. The reduction in interest expense was principally due to the write-off of deferred closing costs of $229,801 relating to the Bank of America loan that was refinanced during the period ended September 30, 2005.

Net Income (Loss) - Net loss for the three months ended September 30, 2006 was $155,970 as compared to a net income of $697,058 for the three months ended September 30, 2005. The decline in profitability is primarily attributable to the decrease in gross profit and increase in selling and administrative expenses as detailed above.

Income Tax - Current tax expense is $0 and $0 for the three months ended September 30, 2006 and 2005, respectively. Deferred tax benefit is $81,000 and $0 for the three months ended September 30, 2006 and 2005, respectively. The Company provided no income tax expense for the three months ended September 30, 2005, even though the Company had income before income taxes, due to the recognition of deferred tax assets generated in prior years.

Liquidity and Capital Resources

Cash was $1,280,576 and $3,090,875 at September 30, 2006 and 2005, respectively. The decrease in cash is during the period ended September 30, 2006 is attributable to the use of cash for operations and investing activities.

Cash used by operations for the period ended September 30, 2006 was $3,630,649. This change is primarily attributable to increases in accounts receivable ($4,319,860), decreases in accrued expenses ($178,245) and a net loss ($155,970), offset by a decrease in inventories ($380,275) and an increase in dealer incentives ($268,012). The increase in, and unusually high level of, accounts receivable for the period is due to high sales volume in the last week of the period. Cash used by operations for the period ended September 30, 2005 was $983,188.

Cash used in investing activities for the three months ended September 30, 2006 was $889,601 and was primarily attributable to boat mold and tooling expenditures ($584,629) to support the Company’s continued enhancement of its product lines and purchases of other property, plant and equipment ($304,972). Cash used by investing activities for the three months ended September 30, 2005 was $328,896.

Cash provided by financing activities for the three months ended September 30, 2006 was $1,326,274 and was solely attributable to a loan taken against the cash surrender value of key man life insurance policies.

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because it is sustaining a sales volume that achieves its strategic goals and is maintaining a substantial sales backlog. As of the end of the three month period ending September 30, 2006 the sales backlog was $30 million. The Company has maintained a significant sales backlog through the date of this report and is currently enjoying an increasingly favorable business climate for its products.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At September 30, 2006, the Company owed $15,766,958 on a $16,500,000 credit agreement with Regions Bank. The credit agreement has $3,391,958 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. An increase in the LIBOR rate would have a negative effect on the results of operations of the Company. A hypothetical 50 basis point increase in interest rates would result in an approximately $17,000 increase in interest expense.

ITEM 4: Controls and Procedures

As of September 30, 2006, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, based on that evaluation, no change in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1: Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending September 30, 2006.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased none of its own securities, nor issued or sold any unregistered securities during the quarter ending September 30, 2006.

Item 3: Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ending September 30, 2006.

ITEM 4: Submission of Matters to a vote of Security Holders.

There were no matters submitted to a vote of the Company’s security holders during the quarter ending September 30, 2006.

ITEM 5: Other Information.

None.

ITEM 6: Exhibits.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

Date: November 9, 2006	/s/ Reginald M. Fountain, Jr.
Reginald M. Fountain, Jr.
Chairman and Chief Executive Officer

Date: November 9, 2006	/s/ Irving L. Smith
Irving L. Smith
Chief Financial Officer