Form 10-Q
period 2006-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2007-02-14
CIK 764858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2006
Common Stock, $.01 par value	4,834,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

		Page No.

Part I	Financial Information

	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets, December 31, 2006 and June 30, 2006	3 - 4

	Unaudited Condensed Consolidated Statements of Operations, for the three months and six months ended December 31, 2006 and 2005	5 - 6

	Unaudited Condensed Consolidated Statements of Cash Flows, for the six months ended December 31, 2006 and 2005	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8 - 12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 15

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	15

	Item 4. Controls and Procedures	15

Part II	Other Information

	Items 1, 2, 3, 4, 5 & 6	15 - 16

	Signature	17

	Exhibits	18 - 21

 PART I. FINANCIAL INFORMATION.
ITEM 1: Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,466,989	$4,474,552
Accounts receivable, net	3,125,914	3,405,868
Inventories	9,379,114	6,959,188
Prepaid expenses	945,593	849,160
Deferred tax assets	1,507,215	1,446,018
Total Current Assets	17,424,825	17,134,786

Property, Plant & Equipment	49,142,646	47,898,410
Less: Accumulated Depreciation	(31,926,006)	(30,790,537)
	17,216,640	17,107,873

CASH SURRENDER VALUE LIFE INSURANCE	2,660,098	2,552,682
OTHER ASSETS	1,180,905	1,065,019
TOTAL ASSETS	$38,482,468	$37,860,360

(Continued)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities - long-term debt	$2,235,257	$711,984
Notes payable	2,692,156	—
Accounts payable - trade	2,989,156	3,861,061
Accrued expenses and other liabilities	1,146,178	1,253,714
Dealer incentives	6,323,250	6,367,229
Customer deposits	119,454	391,024
Allowance for boat repurchases	133,338	15,459
Warranty reserve	613,685	632,357
Total Current Liabilities	16,252,474	13,232,828

OTHER LONG-TERM LIABILITIES	4,827	—
LONG-TERM DEBT, less current maturities	14,855,160	15,228,700
DEFERRED TAX LIABILITY	—	305,133

COMMITMENTS AND CONTINGENCIES (Note 4)
Total Liabilities	31,112,461	28,766,661

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,834,275 shares issued and outstanding as of December 31, 2006 and June 30, 2006	48,342	48,342
Additional paid-in capital	10,558,853	10,558,853
Accumulated deficit	(3,196,450)	(1,630,472)
Less: Treasury stock, at cost 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income from interest rate swap	70,010	227,724
Total Stockholders’ Equity	7,370,007	9,093,699
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,482,468	$37,860,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31, 2006	December 31, 2005
NET SALES	$13,032,786	$18,210,092
COST OF SALES	11,823,378	15,312,390
Gross Profit	1,209,408	2,897,702
EXPENSES:
Selling	2,208,873	1,230,822
General and administrative	930,366	1,129,651
Total Expenses	3,139,239	2,360,473
OPERATING INCOME (LOSS)	(1,929,831)	537,229
NON-OPERATING INCOME (EXPENSE):
Other	(50,035)	41,516
Interest	(298,249)	(259,449)
Total Non-operating (Expense)	(348,284)	(217,933)
INCOME (LOSS) BEFORE INCOME TAXES	(2,278,115)	319,296

DEFERRED TAX BENEFIT	868,107	—

NET INCOME (LOSS)	$(1,410,008)	$319,296
BASIC EARNINGS (LOSS) PER SHARE	$(.29)	$.07
WEIGHTED AVERAGE SHARES OUTSTANDING	4,834,275	4,834,275
DILUTED EARNINGS (LOSS) PER SHARE	$(.29)	$.07
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,834,275	4,848,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	December 31, 2006	December 31, 2005
NET SALES	$32,446,638	$37,367,828
COST OF SALES	28,320,613	30,794,012
Gross Profit	4,126,025	6,573,816
EXPENSES:
Selling expenses	4,175,969	2,726,709
General and administrative expenses	1,877,692	1,971,454
Total Expenses	6,053,661	4,698,163
OPERATING INCOME (LOSS)	(1,927,636)	1,875,653
NON-OPERATING INCOME (EXPENSE):
Other	(50,011)	(51,099)
Interest	(537,438)	(808,200)
Total Non-operating (Expense)	(587,449)	(859,299)
INCOME (LOSS) BEFORE INCOME TAXES	(2,515,085)	1,016,354

DEFERRED TAX BENEFIT	949,107	—

NET INCOME (LOSS)	$(1,565,978)	$1,016,354
BASIC EARNINGS (LOSS) PER SHARE	$(.32)	$.21
WEIGHTED AVERAGE SHARES OUTSTANDING	4,834,275	4,834,275
DILUTED EARNINGS (LOSS) PER SHARE	$(.32)	$.21
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,834,275	4,850,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,565,978)	$1,016,354
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	1,135,596	960,161
Net increase in cash surrender value of life insurance	(107,416)	(98,967)
Deferred loan costs expensed	—	229,801
Gain on termination of interest rate swap	—	(84,524)
Loss on disposal of assets	—	11,875
Bad debt expense	35,873	46,171
Amortization	18,001	25,323
Deferred taxes	(1,047,987)	—
Change in assets and liabilities:
Accounts receivable	244,081	(1,679,039)
Inventories	(2,419,926)	(481,002)
Prepaid expenses	(96,433)	(331,228)
Other assets	390,056	46,829
Accounts payable	(871,905)	(9,223)
Accrued expenses	(107,536)	(1,250)
Dealer incentives	(43,979)	958,111
Customer deposits	(271,570)	(541,553)
Warranty reserve	(18,672)	7,035
Buyback allowance	117,879	(45,867)
Other long-term liabilities	4,827	—
Net Cash (used) Provided by Operating Activities	(4,605,089)	29,007
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(466,505)	(466,888)
Investment in molds and related plugs	(777,857)	(465,886)
Net Cash Used by Investing Activities	(1,244,362)	(932,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,044,918	—
Payments of notes payable	(1,352,762)	—
Proceeds from long-term debt	1,500,000	16,545,576
Proceeds received upon termination of interest rate swap	—	84,524
Payment of loan origination fees	—	(180,009)
Payments of long-term debt	(350,268)	(16,414,320)
Net Cash Provided by Financing Activities	3,841,888	35,771
Net decrease in cash and cash equivalents	(2,007,563)	(867,996)
Cash and cash equivalents at the beginning of period	4,474,552	4,013,225
Cash and cash equivalents at the end of period	$2,466,989	$3,145,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Fountain Powerboat Industries, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the three and six month periods ended December 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48: In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

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

NOTE 3. LONG-TERM DEBT AND PLEDGED ASSETS

On September 19, 2005, the Company entered into a $16,500,000 term loan agreement with Regions Bank. The proceeds from this newly obtained term loan financing were used to repay, and concurrently cancel, the long-term loan with Bank of America.  Upon cancellation of the Bank of America loan, the Company expensed that portion of the deferred costs paid to acquire the loan which had not been amortized during the term of the loan. The amount of the deferred loan costs expensed was $229,801. The Company’s current term loan agreement (the “Loan”) with Regions Bank matures September 19, 2010 and is secured by accounts receivable, inventories, property, plant and equipment, death proceeds under certain life insurance policies, and common stock. Principal payments, beginning at approximately $55,000 and escalating over time, are due monthly, commencing September 30, 2005, with a final principal payment of $12,286,254 due September 19, 2010. Interest is payable monthly. The Loan includes $4,125,000 that bears interest, at the Company’s option, under one of two available methods. The first available interest computation method provides for interest at the higher of the Prime Rate or the Federal Funds rate plus 1/2%. The second available interest computation method bears interest at the sum of (i) the one month LIBOR rate divided by 1.0 minus the Eurodollar Reserve Percentage, and (ii) 1.75%. The Company may select either of the two interest rate methodologies by providing written notification to Regions Bank. The balance of the Loan ($12,375,000 at inception) bears interest that has been set at a fixed annual rate of 6.45% through the use of an interest rate swap.

The Loan contains certain restrictive covenants setting forth minimum fixed charge coverage, tangible net worth, and debt to tangible net worth ratio requirements. These covenants also include a number of other limitations, including restrictions on capital expenditures, mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. As of December 31, 2006 the Company was in compliance with all covenants except the fixed charge coverage ratio. The minimum fixed charge coverage ratio permitted is 1.75 to 1.00. The fixed charge coverage ratio existing at December 31, 2006 was .37 to 1.00. The Company has obtained from Regions Bank a written waiver of this violation.

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. As such, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. During the period ended September 30, 2005, the company terminated an existing interest rate swap agreement with Bank of America related to the Bank of America loan, which was repaid during the period. At termination, that swap agreement with Bank of America resulted in a gain to the Company of $84,524. The Company entered into a new interest rate swap agreement (the “Swap) with Regions Bank related to the new Regions Bank loan, taken during the period. The Swap has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70% due to Regions Bank. The Swap has a floating interest rate due to the Company which is based on LIBOR and is reset monthly. As of December 31, 2006 the market value adjustment for this swap results in an unrealized gain totaling $70,010, net of tax. SFAS No. 133 also requires periodic assessment of the effectiveness of any instrument designated as a hedge. If the assessment indicates the hedge is less than highly effective in offsetting the gains or losses incurred by the hedged transaction, the ineffective portion of the hedge must be reported currently in the Statement of Operations. The results indicate that the hedge is highly effective, and we have determined that the impact to the Company’s Consolidated Statement of Operations is immaterial.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 12, 2006, the Company entered into a loan agreement (the “Credit Facility”), referenced on the Balance Sheet as “Notes payable”, with Regions Bank (the lender) that provides for a secured, non-revolving line of credit under which the Company may obtain up to an aggregate of $5 million in loans from the lender during the one-year term of the Credit Facility. The Company will use loans it obtains under the Credit Facility to finance its production of boats for display or demonstration at dealer meetings, boat shows, performance trials and factory demonstrations and that are of a configuration that are not available from a dealer’s stock. Boats financed with loans under the Credit Facility will be sold to dealers after they are no longer needed by the Company.

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

The Credit Facility is subject to the covenants specified in the Loan. As of December 31, 2006 the Company was in compliance with all covenants except the fixed charge coverage ratio. The minimum fixed charge coverage ratio permitted is 1.75 to 1.00. The fixed charge coverage ratio existing at December 31, 2006 was .37 to 1.00. The Company has obtained from Regions Bank a written waiver of this violation.

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

NOTE 4. COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 2006, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $38,557,925. At December 31, 2006, the allowance for boat repurchases was $133,338.

The Company vigilantly monitors all its dealers for solvency issues by examining dealer inventory levels and amounts carried under floor plan financing. At December 31, 2006 the Company had determined there is one dealer that it believes to be at risk of default under their floor plan arrangements. The contingent repurchase obligation for the boats in this dealer’s inventory is approximately $809,000. Subsequent to December 31, 2006 and prior to the date of this document, the Company did, in fact, repurchase five boats which had been financed by two floor plan financiers for this dealer. The repurchase amount was $809,347.

Dealer Interest - The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $417,900 and $721,300 respectively for the three and six months ended December 31, 2006 and $274,000 and $778,700 respectively for the three and six months ended December 31, 2005. The estimated unpaid dealer interest included in accrued dealer incentives amounted to $441,360 at December 31, 2006 and $440,370 at December 31, 2005.

Interest Rate Risk - At December 31, 2006, the Company owed $15,590,416 on the $16,500,000 Loan agreement with Regions Bank. The loan agreement has $4,125,000 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. In addition, the Company owed $2,692,156 under the Credit Facility with Regions Bank. A hypothetical 50 basis point increase in interest rates would result in an approximately $34,000 increase in annual interest expense.

Engine Supply Agreement - The Company has an Engine Supply agreement with Brunswick Corporation to purchase all marine engines from Mercury Marine division of Brunswick except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 5. TRANSACTIONS WITH RELATED PARTIES

At December 31, 2006, the Company had receivables from its employees amounting to $25,192.

During the three and six months ended December 31, 2006, the Company paid $125,370 and $296,140 respectively, to entities owned or controlled by the Company’s Chairman and Chief Executive Officer.

NOTE 6. EARNINGS (LOSS) PER SHARE

Statement of Financial Accounting Standard (“SFAS”) 128 Earnings per Share requires a basic earnings per share and a diluted earnings per share presentation. This presentation is located on the face of the Statements of Operations for the three and six months ended December 31, 2006. The computations of basic earnings (loss) per share and diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. For the three and six months ended December 31, 2006 options to purchase 470,000 shares were considered anti-dilutive due to the net loss incurred by the company.

The weighted average common shares and common equivalent shares outstanding for the three and six month periods ended December 31, 2006 and 2005 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended
	December 31, 2006	December 31, 2005
Weighted average common shares outstanding used in basic earnings per share for the three months ending	4,834,275	4,834,275

Effect of dilutive stock options	—	14,556

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,834,275	4,848,831

	For the Six Months Ended
	December 31, 2006	December 31, 2005
Weighted average common shares outstanding used in basic earnings per share for the three and six months ending	4,834,275	4,834,275

Effect of dilutive stock options	—	16,513

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,834,275	4,850,788

NOTE 7. COMPREHENSIVE INCOME
The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses related to the interest rate swap agreement. For the three and six months ended December 31, 2006, the Company’s other comprehensive income was a gain of $5,081 and a loss of $157,714, respectively. For the three and six months ended December 31, 2005, the Company’s other comprehensive income was a gain of $119,626 and a loss of $47,228, respectively.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales - Net sales for the three months ended December 31, 2006 were $13,032,786, as compared to net sales of $18,210,092 for the three months ended December 31, 2005, a decrease in revenue of $5,177,306. Net sales for the six months ended December 31, 2006 were $32,446,638, as compared to net sales of $37,367,828 for the six months ended December 31, 2005. The decrease in net sales from the comparable periods of the previous year is primarily attributed to:
1)	Decrease in the number of cruisers sold by the Company.
2)	Disinclination of some dealers to confirm orders and commitments for production.
3)	Unavailability of floor plan credit for some dealers.

The marine industry has been soft for the past two retail seasons and industry forecasters are predicting the market to continue to decline through the 2007 selling season. Dealers have been cautious during the off season based on market uncertainties and are reluctant to build their inventories. As a result of the market downturn some non-exclusive Fountain dealers have over extended their inventories with boats from other manufacturers which consequentially limited their floor plan availability to purchase Fountain boats. The Company’s decline in sales is expected to persist into the third quarter of Fiscal 2007 with anticipation that the outcome of national and regional boat shows held during the months of January and February may return sales to expected levels for the remainder of the fiscal year. The Company has lowered its guidance of revenue for Fiscal 2007 from $80 million to $66 million based on industry forecasts for 2007.

Gross Profit - Gross profit for the three months ended December 31, 2006 was $1,209,408, as compared to $2,897,702 for the three months ended December 31, 2005. Gross profit for the six months ended December 31, 2006 was $4,126,025, 12.7% of net sales, as compared to $6,573,816, 17.6% of net sales, for the six months ended December 31, 2005, a decrease of $2,447,791, or 490 basis points. The decrease in gross profit margin from the comparable periods of the previous year is primarily attributable to:
1)	Decrease in net sales, thus reducing profit margin to cover fixed manufacturing costs.
2)	Property insurance rates increased significantly due to the effect of hurricanes Katrina, Rita and Wilma on the property insurance industry.
3)	Depreciation expense increased due to the completion of capital projects for factory expansion and upgrade, and for tooling for new boat models.
4)	Production operation inefficiencies caused by having to adapt the production workforce for the unplanned decline in sales during the second quarter.
5)
Promotional programs and pricing concessions that were employed in Fiscal 2006 to maintain sales volume, which were discontinued at June 30, 2006, carried over in the order backlog to the first quarter of Fiscal 2007 and affected the margins during that period.

Selling Expenses - Selling expenses for the three months ended December 31, 2006 were $2,208,873, as compared to selling expense of $1,230,822 for the three months ended December 31, 2005. Selling expense for the six months ended December 31, 2006 were $4,175,969, as compared to $2,726,709 for the six months ended December 31, 2005, an increase of $1,449,260. The increase in selling expense over the comparable periods of the previous year is primarily attributable to:
1)
The Company’s support of offshore racing programs was expanded during the 2006 racing season, which concluded in November 2006, thus increasing this sales promotion expense for the six months ended December 31, 2006. Management plans to curtail its support significantly for next season; therefore racing support expense is expected to be considerably reduced in the second half of the year.

2)
The Company’s support of tournament fishing programs was increased during 2006 to increase sales of the expanding fish boat product line, thus increasing this sales promotion expense for the six months ended December 31, 2006. The enhanced support was very successful and was a direct factor in the Company’s increase in fish boat sales by 38% in Fiscal 2006 and by 9% in the six months ended December 31, 2006.

3)	Advertising expenses were increased due to increased magazine advertisements targeted for the boat show season and the launch of an international magazine advertising program.
4)	Other dealer promotion related expenses also were increased.

General and Administrative Expenses - General and administrative expenses for the three months ended December 31, 2006 were $930,366, as compared to $1,129,651 for the three months ended December 31, 2005. The general and administrative expenses for the six months ended December 31, 2006 were $1,877,692, as compared to $1,971,454 for the six months ended December 31, 2005.

Interest Expense - Interest expense for the three months ended December 31, 2006 was $298,249, as compared to $259,449 for the three months ended December 31, 2005. Interest expense for the six months ended December 31, 2006 was $537,438, as compared to $808,200 for the six months ended December 31, 2005. The decrease in interest expense from the comparable six month period of the previous year is principally due to the write-off of deferred closing costs of $229,801 relating to the Bank of America loan that was refinanced during the six months ended December 31, 2005.

Net Income - Net loss for the three months ended December 31, 2006 was $1,410,008, as compared to a net income of $319,296 for the three months ended December 31, 2005. The net loss for the six months ended December 31, 2006 was $1,565,978, as compared to a net income of $1,016,354 for the six months ended December 31, 2005. The decline in profitability is attributable to decrease in net sales, decrease in gross margins and increase in selling expenses, as detailed above.

Income Tax - Current tax benefit is $868,107 and $949,107 for the three and six months ended December 31, 2006. Deferred tax expense is $0 and $0 for the three and six months ended December 31, 2006 and 2005, respectively. The Company provided no income tax expense for the three and six months ended December 31, 2005, even though the Company had income before income taxes, due to the recognition of deferred tax assets generated in prior years. The consistent profitability achieved throughout Fiscal Year 2006 resulted in management’s decision to eliminate the valuation allowance as of June 30, 2006.

Liquidity and Capital Resources

Cash balances totaled $2,466,989 and $4,474,552 at December 31, 2006 and June 30, 2006, respectively. The decrease of $2,007,563 in cash is primarily attributable to a Net Loss ($1,565,978), increases in inventories ($2,419,926) and to decreases in accounts payable ($871,905) which were partially offset by an increase in debt ($3,841,888).

Cash used by operations for the six months ended December 31, 2006 was $4,605,089 and cash provided by operations for the six months ended December 31, 2005 was $29,077. The use of cash by operations during the six months ended December 31, 2006 is primarily attributable to a Net Loss ($1,565,978), increases in inventories ($2,419,926) and deferred tax assets ($1,047,987) and to decreases in accounts payable ($871,905).

Cash used by investing activities for the six months ended December 31, 2006 was $1,244,362 and for the six months ending December 31, 2005 was $932,774. The use of cash during the six months ended December 31, 2006 was primarily attributable to boat mold and tooling expenditures ($777,857) to support the Company’s continued enhancement of its product lines and purchases of other property, plant and equipment ($466,505).

Cash provided by financing activities for the six months ended December 31, 2006 and December 31, 2005 was $3,841,888 and $35,771, respectively. The cash provided by financing during the six months ended December 31, 2006 is solely attributable to an increase in short-term debt.

Management is of the opinion that cash flows and existing credit facilities will be sufficient to satisfy its current and future liquidity demands.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At December 31, 2006, the Company owed $15,590,400 on a $16,500,000 loan agreement with Regions Bank. The loan agreement has $4,125,000 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. In addition, the Company owed $2,692,200 under the Credit Facility with Regions Bank. A hypothetical 50 basis point increase in interest rates would result in an approximately $34,000 increase in annual interest expense.

ITEM 4. Controls and Procedures

As of December 31, 2006, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In connection with the above evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1: Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending December 31, 2006.

ITEM 1 A: Risk Factors

There were no material changes in Risk Factors during the quarter ending December 31, 2006.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased none of its own securities, nor issued or sold any unregistered securities during the quarter ending December 31, 2006.

ITEM 3: Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ending December 31, 2006.

ITEM 4: Submission of Matters to a vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on November 14, 2006. Nine persons were elected as members of the Board of Directors, all incumbents, for one year terms. The votes for each nominee were cast as follows:

	Shares Voting For	Withheld	Abstentions and Non-votes
Reginald M. Fountain, Jr.	4,534,706	16,186	—
A. Myles Cartrette	4,058,162	492,730	—
George L. Deichmann, III	4,541,041	9,851	—
Guy L. Hecker, Jr.	4,524,106	26,786	—
David C. Miller	4,526,486	24,406	—
Mark L. Spencer	4,540,306	10,586	—
Anthony J. Romersa	4,525,456	25,436	—
Anthony A. Sarandes	4,067,746	483,146	—
Robert L. Stallings, III	4,042,862	508,030	—

The shareholders ratified the Board of Directors appointment of Dixon Hughes PLLC as independent certified public accountants for the Company. The appointment was ratified by a vote of 4,548,042 shares for and 2,011 shares against or withheld, with 839 abstentions or broker non-votes.

ITEM 5: Other Information.

None.

ITEM 6: Exhibits.

An index of exhibits that is a part of this Form 10-Q appears following the signature page and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

By:	/s/ Irving L. Smith	Date: February 14, 2007
Irving L. Smith
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350