Form 10-Q
period 2007-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2007-05-15
CIK 764858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, $.01 par value	4,844,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

INDEX

		Page No.

Part I	Financial Information

	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets, March 31, 2007 and June 30, 2006	3 - 4

	Unaudited Condensed Consolidated Statements of Operations, for the three months and nine months ended March 31, 2007 and 2006	5 - 6

	Unaudited Condensed Consolidated Statements of Cash Flows, for the nine months ended March 31, 2007 and 2006	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8 - 12

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 16

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	16

	Item 4. Controls and Procedures	17

Part II	Other Information

	Items 1, 1.A, 2, 3, 4, 5 & 6	17

	Signature	18

	Exhibits	19 - 22

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

 PART I. FINANCIAL INFORMATION.
ITEM 1: Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,048,609	$4,474,552
Accounts receivable, net	6,035,369	3,405,868
Inventories	6,358,884	6,959,188
Prepaid expenses	721,601	849,160
Deferred tax assets	—	1,446,018

Total Current Assets	14,164,463	17,134,786

Property, Plant & Equipment	49,591,238	47,898,410
Less: Accumulated Depreciation	(32,513,258)	(30,790,537)
	17,077,980	17,107,873

CASH SURRENDER VALUE LIFE INSURANCE	2,737,587	2,552,682
OTHER ASSETS	511,590	1,065,019

TOTAL ASSETS	$34,491,620	$37,860,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

(Continued)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities - long-term debt	$747,177	$711,984
Notes payable	1,791,239	—
Accounts payable - trade	2,909,532	3,861,061
Accrued expenses and other liabilities	1,154,797	1,253,714
Dealer incentives	6,991,040	6,367,229
Customer deposits	555,795	391,024
Allowance for boat repurchases	98,331	15,459
Warranty reserve	613,685	632,357
Total Current Liabilities	14,861,596	13,232,828

OTHER LONG-TERM LIABILITIES	4,827	—
LONG-TERM DEBT, less current maturities	16,163,833	15,228,700
DEFERRED TAX LIABILITY	22,203	305,133

COMMITMENTS AND CONTINGENCIES (Note 4)

Total Liabilities	31,052,459	28,766,661

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,844,275 and 4,834,275 shares issued and outstanding as of March 31, 2007 and June 30, 2006, respectively	48,442	48,342
Additional paid-in capital	10,574,753	10,558,853
Accumulated deficit	(7,108,640)	(1,630,472)
Less: Treasury stock, at cost 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income from interest rate swap	35,354	227,724

Total Stockholders’ Equity	3,439,161	9,093,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,491,620	$37,860,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2007	March 31, 2006
NET SALES	$16,475,688	$18,526,332
COST OF SALES	15,140,031	15,761,799
Gross Profit	1,335,657	2,764,533
EXPENSES:
Selling	1,869,486	1,484,647
General and administrative	852,457	1,063,484
Total Expenses	2,721,943	2,548,131
OPERATING INCOME (LOSS)	(1,386,286)	216,402
NON-OPERATING INCOME (EXPENSE):
Other	26	25,429
Interest	(293,095)	(219,421)
Total Non-operating (Expense)	(293,069)	(193,992)
INCOME (LOSS) BEFORE INCOME TAXES	(1,679,355)	22,410

DEFERRED TAX EXPENSE	2,232,834	—

NET INCOME (LOSS)	$(3,912,189)	$22,410
BASIC EARNINGS (LOSS) PER SHARE	$(0.81)	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING	4,835,164	4,834,275
DILUTED EARNINGS (LOSS) PER SHARE	$(0.81)	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,835,164	4,993,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	March 31, 2007	March 31, 2006
NET SALES	$48,922,327	$55,894,161
COST OF SALES	43,460,645	46,555,812
Gross Profit	5,461,682	9,338,349
EXPENSES:
Selling expenses	6,045,455	4,211,356
General and administrative expenses	2,730,149	3,034,937
Total Expenses	8,775,604	7,246,293
OPERATING INCOME (LOSS)	(3,313,922)	2,092,056
NON-OPERATING INCOME (EXPENSE):
Other	(49,985)	(25,671)
Interest	(830,534)	(1,027,621)
Total Non-operating (Expense)	(880,519)	(1,053,292)
INCOME (LOSS) BEFORE INCOME TAXES	(4,194,441)	1,038,764

DEFERRED TAX EXPENSE	1,283,727	—

NET INCOME (LOSS)	$(5,478,168)	$1,038,764
BASIC EARNINGS (LOSS) PER SHARE	$(1.13)	$0.21
WEIGHTED AVERAGE SHARES OUTSTANDING	4,834,567	4,834,275
DILUTED EARNINGS (LOSS) PER SHARE	$(1.13)	$0.21
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,834,567	4,910,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,478,168)	$1,038,764
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	1,722,848	1,477,923
Earnings on cash surrender value of life insurance	(184,906)	(172,596)
Deferred loan costs expensed	—	229,801
Gain on termination of interest rate swap	—	(84,524)
Loss on disposal of assets	—	11,875
Bad debt expense	49,469	66,615
Amortization	27,001	34,323
Deferred taxes	1,283,727	—
Change in assets and liabilities:
Accounts receivable	(2,678,970)	(1,939,063)
Inventories	600,304	(1,420,358)
Prepaid expenses	127,559	(966,186)
Other assets	213,419	(208,016)
Accounts payable	(951,529)	(346,819)
Accrued expenses	(98,917)	254,503
Dealer incentives	623,811	2,030,840
Customer deposits	164,771	(27,372)
Warranty reserve	(18,672)	26,579
Buyback allowance	82,872	(45,867)
Other long-term liabilities	4,828	—
Net Cash Used by Operating Activities	(4,510,553)	(36,578)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(552,941)	(728,347)
Investment in molds and related plugs	(1,140,013)	(786,875)
Net Cash Used by Investing Activities	(1,692,954)	(1,515,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,044,918	—
Payments of notes payable	(2,253,679)	—
Proceeds from long-term debt	1,500,000	16,111,638
Proceeds received upon termination of interest rate swap	—	84,524
Payment of loan origination fees	—	(180,009)
Payments of long-term debt	(529,675)	(16,194,184)
Proceeds from the exercise of stock options	16,000	—
Net Cash Provided (Used) by Financing Activities	2,777,564	(178,031)
Net decrease in cash and cash equivalents	(3,425,943)	(1,732,831)
Cash and cash equivalents at the beginning of period	4,474,552	4,013,225
Cash and cash equivalents at the end of period	$1,048,609	$2,280,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Fountain Powerboat Industries, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

The company generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when a boat is shipped to a dealer or to the Government, or legal title and all other incidents of ownership have passed to the dealer or to the Government. Prior to shipment to the dealer or the Government, the Company must have received a signed Sales Order Acknowledgement from the dealer or the Government specifying the terms of the sale, including the sales price. All boat sales are Cash on Delivery basis, or with prior approval of the buyer’s third party commercial lender, thus assuring the ability to collect.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

FAS 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the statement to have an affect on its financial position, results of operations or cash flows.

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

In 2006 the Emerging Issues Task Force issued EITF Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Opinion 12, as appropriate. This issue is applicable for interim or annual reporting periods beginning after December 15, 2007. The Company is currently evaluating the impact that this pronouncement will have on the consolidated financial statements.

In March 2007, the FASB ratified the consensuses reached by the EITF relating to EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 established that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 and is not expected to have a material affect on the Company’s financial position, results of operations or cash flows.

NOTE 3. LONG-TERM DEBT AND PLEDGED ASSETS

On September 19, 2005, the Company entered into a $16,500,000 term loan agreement with Regions Bank. The proceeds from this newly obtained term loan financing were used to repay, and concurrently cancel, the long-term loan with Bank of America.  Upon cancellation of the Bank of America loan, the Company expensed that portion of the deferred costs paid to acquire the loan which had not been amortized during the term of the loan. The amount of the deferred loan costs expensed was $229,801. The Company’s current term loan agreement (the “Loan”) with Regions Bank matures September 19, 2010 and is secured by accounts receivable, inventories, property, plant and equipment, death proceeds under certain life insurance policies, and common stock. Principal payments, beginning at approximately $55,000 and escalating over time, are due monthly, commencing September 30, 2005, with a final principal payment of $12,286,254 due September 19, 2010. Interest is payable monthly. The Loan includes $4,125,000 that bears interest, at the Company’s option, under one of two available methods. The first available interest computation method provides for interest at the higher of the Prime Rate or the Federal Funds rate plus 1/2%. The second available interest computation method bears interest at the sum of (i) the one month LIBOR rate divided by 1.0 minus the Eurodollar Reserve Percentage, and (ii) 1.75%. The Company may select either of the two interest rate methodologies by providing written notification to Regions Bank. The balance of the Loan, $12,375,000, bears interest that has been set at a fixed annual rate of 6.45% through the use of an interest rate swap.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

The Loan contains certain restrictive covenants setting forth minimum fixed charge coverage, tangible net worth, and debt to tangible net worth ratio requirements. These covenants also include a number of other limitations, including restrictions on capital expenditures, mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. Should the Company fail to observe or perform any covenant the Bank may, in its sole discretion, declare all or any part of the obligations immediately due and payable. As of March 31, 2007 the Company was not in compliance with the fixed charge coverage ratio, tangible net worth and debt to tangible net worth ratio covenants. The minimum fixed charge coverage ratio permitted is 1.75 to 1.00; the actual fixed charge coverage ratio existing at March 31, 2007 was 0.68 to 1.00. The minimum tangible net worth permitted is $6,836,650; the actual tangible net worth at March 31, 2007 was $3,258,561. The maximum debt to tangible net worth ratio is 3.00 to 1.00; the actual debt to tangible net worth ratio at March 31, 2007 was 5.74 to 1.00. The Company has obtained from Regions Bank an agreement to temporarily waive their right to demand payment due to violation of these covenants. The Company has obtained a commitment from Regions Bank to restructure the covenants prior to June 30, 2007 based on the Company’s forecasts. The Company expects to comply with all covenant requirements at June 30, 2007.

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. An interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company as an adjustment to Other Comprehensive Income. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. During the period ended September 30, 2005, the Company terminated an existing interest rate swap agreement with Bank of America related to the Bank of America loan, which was repaid during the period. At termination, that swap agreement with Bank of America resulted in a gain to the Company of $84,524. The Company entered into a new interest rate swap agreement (the “Swap) with Regions Bank related to the new Regions Bank loan, taken during the period. The Swap has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70% due to Regions Bank. The Swap has a floating interest rate due to the Company which is based on LIBOR and is reset monthly. As of March 31, 2007 the market value adjustment for this swap results in an unrealized gain totaling $35,354, net of tax. SFAS No. 133 also requires periodic assessment of the effectiveness of any instrument designated as a hedge. If the assessment indicates the hedge is less than highly effective in offsetting the gains or losses incurred by the hedged transaction, the ineffective portion of the hedge must be reported currently in the Statement of Operations. The assessment results as of March 31, 2007 indicate that the hedge is highly effective, and we have determined that the impact to the Company’s Consolidated Statement of Operations is immaterial.

On July 12, 2006, the Company entered into a loan agreement (the “Credit Facility”), referenced on the consolidated Balance Sheet as “Notes payable”, with Regions Bank (the lender) that provides for a secured, non-revolving line of credit under which the Company may obtain up to an aggregate of $5 million in loans from the lender during the one-year term of the Credit Facility. The Company will use loans it obtains under the Credit Facility to finance its production of boats for display or demonstration at dealer meetings, boat shows, performance trials and factory demonstrations and that are of a configuration that are not available from a dealer’s stock. Boats financed with loans under the Credit Facility will be sold to dealers after they are no longer needed by the Company.

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

At the Company’s option, and subject to the terms and conditions of the Credit Facility, each loan will bear interest from the loan date on its unpaid balance at a rate equal to (1) the higher of the federal funds rate, as in effect from time to time, plus one-half of one percent per annum, or the lender’s prime lending rate as in effect from time to time, or (2) a rate calculated as provided in the Credit Facility based on LIBOR. The Credit Facility contains the same covenants specified in the Loan and discussed elsewhere in Note 3.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTE 4. COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 2007, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $36,238,600. At March 31, 2007, the allowance for boat repurchases was $98,331.

Dealer Interest - The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $512,000 and $1,232,000, respectively, for the three and nine months ended March 31, 2007 and $393,000 and $1,172,000, respectively, for the three and nine months ended March 31, 2006. The estimated unpaid dealer interest included in accrued dealer incentives amounted to approximately $319,000 at March 31, 2007 and $384,000 at March 31, 2006. For the three and nine months ended March 31, 2007, the changes in the estimated unpaid dealer interest accrual were a reduction of approximately $122,000 and an increase of $62,000, respectively.

Interest Rate Risk - At March 31, 2007, the Company owed $15,411,009 on the $16,500,000 Loan agreement with Regions Bank. The loan agreement has $3,036,009 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. In addition, the Company owed $1,791,239 under the Credit Facility with Regions Bank. A hypothetical 50 basis point increase in interest rates would result in an approximately $24,000 increase in annual interest expense.

Engine Supply Agreement - The Company has an Engine Supply agreement with Brunswick Corporation to purchase all marine engines from Mercury Marine, a division of Brunswick, except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 5. TRANSACTIONS WITH RELATED PARTIES

At March 31, 2007, the Company had receivables from its employees amounting to $21,177.

During the three and nine months ended March 31, 2007, the Company paid $211,126 and $507,271 respectively, to entities owned or controlled by the Company’s Chairman and Chief Executive Officer.

NOTE 6. EARNINGS (LOSS) PER SHARE

Statement of Financial Accounting Standard (“SFAS”) 128 Earnings per Share requires a basic earnings per share and a diluted earnings per share presentation. This presentation is located on the face of the Statements of Operations for the three and nine months ended March 31, 2007. The computations of basic earnings (loss) per share and diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised. For the three and nine months ended March 31, 2007 options to purchase 460,000 shares were considered anti-dilutive due to the net loss incurred by the Company.

The weighted average common shares and common equivalent shares outstanding for the three and nine month periods ended March 31, 2007 and 2006 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Weighted average common shares outstanding used in basic earnings per share for the three months ending	4,835,164	4,834,275

Effect of dilutive stock options	—	158,766

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,835,164	4,993,041

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

	For the Nine Months Ended
	March 31, 2007	March 31, 2006
Weighted average common shares outstanding used in basic earnings per share for the three and six months ending	4,834,567	4,834,275

Effect of dilutive stock options	—	75,797

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,834,567	4,910,072

NOTE 7. COMPREHENSIVE INCOME

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses related to the interest rate swap agreement. For the three and nine months ended March 31, 2007, the Company’s other comprehensive income was a loss of $34,655 and a loss of $192,370, respectively. For the three and nine months ended March 31, 2006, the Company’s other comprehensive income was a gain of $198,281 and $151,055, respectively. These amounts, together with net income or loss during the three and nine months ended March 31, 2007 result in total comprehensive income being a loss of $3,946,844 and a loss of $5,670,538, respectively. Total comprehensive income for the three and nine months ended March 31, 2006 was $220,691 and $1,189,819, respectively.

NOTE 8. STOCK BASED COMPENSATION

The Company has one stock option compensation plan in effect at March 31, 2007. There were no options issued during the three months ended March 31, 2007. Furthermore, the compensation expense for all options issued and outstanding under the plan at March 31, 2007 had been charged against income in prior periods. Thus, no compensation expense was recorded during the three months ended March 31, 2007 and none was recorded for the three months ended March 31, 2006.

A summary of stock option activity during the three months ended March 31, 2007 and the status of the remaining stock options under the plan at March 31, 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	470,000	$4.53
Exercised	10,000	1.60
Authorized	—	—
Forfeited	—	—
Granted	—	—
Outstanding at March 31, 2007	460,000	$4.60	1.33 years	$24,100
Exercisable at March 31, 2007	460,000	$4.60	1.33 years	$24,100

Options to purchase 10,000 shares were exercised during the three months ended March 31, 2007 and none in 2006. For the three months ended March 31, 2007, the intrinsic value of options exercised was approximately $21,500.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Fountain Powerboat Industries, Inc., through its wholly owned subsidiary Fountain Powerboats, Inc., is a leading manufacturer of high performance sport boats, sport fishing boats and express cruisers. Our sales are generated from selling the boats that we manufacture through a domestic and international network of independent dealers who market our boats to retail customers. A majority of these dealers finance their inventory through third-party floorplan finance companies, who pay Fountain Powerboats, Inc. generally within seven to ten days after delivery of the boats to the dealers.

The discussion on business and financial strategies and directions set forth in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006 is incorporated herein by reference.

Recreational boating is a discretionary expenditure and many purchasing decisions are influenced by interest rates, fuel prices, insurance rates, weather, general economic factors, and other socioeconomic and environmental factors.

The recreational boating market began to soften during the 2005 retail buying season and continued through the 2006 retail season. Industry projections are that this downturn trend will continue through the 2007 retail season. Initially the market segment that purchases smaller boat models was impacted more than larger model segments. We experienced lower sales of our smaller boat models as well, as is evidenced by our Fiscal 2006 average selling price being 13.7% higher than in Fiscal 2005 with approximately the same number of boats sold. Our gross margin for sport boats was eroded in Fiscal 2006 by pricing concessions that we instituted to maintain sales volume for our smaller sport boats. These programs were discontinued at June 30, 2006 but the pricing concessions carried over in the order backlog to the first quarter of Fiscal 2007 and affected margins in that quarter.

Sales of our larger sport boats, express cruisers and some sport fish boat models declined in the second quarter of Fiscal 2007 and this reduction in sales has persisted through the third quarter, ended March 31, 2007. We have reduced our production levels in response to the current market conditions while further developing our dealer support programs to further expand sales penetration in a soft retail market.

The selling prices of some of our boat models were increased for the 2007 Model Year to compensate for raw material cost increases from increased prices for petrochemical products, metal products and material price increases resulting from rebuilding projects for Iraq and 2005 hurricanes in the Gulf of Mexico states.

The Company’s Sales Organization increased their participation and assistance of our dealers in the winter boat shows with much success. We experienced record boat show sales at most every regional and international winter show and during the Miami International Boat Show, held in mid February 2007, we had record sales of approximately $20 million for new boats and boats from dealer inventories. Orders for new boats have been placed into the production schedule and boats sold from dealer inventories generate replacement orders when the retail sale is consummated.

Outlook

The Company’s production levels have been lower through the third fiscal quarter, ended March 31, 2007, as compared to the third fiscal quarter of Fiscal 2006, and we expect to continue at a reduced production rate through the fourth quarter of Fiscal 2007.

Our international sales have not been affected by this downturn and are expected to be at a level comparable to Fiscal 2006. Our boats in dealer inventories are down by 18.5% compared to this time last year, which will be favorable to our production during the 2007 retail season and when the market recovers. Our winter boat show results are a positive indicator for retail sales in the 2007 season. As of March 31, 2007 our confirmed order backlog was approximately $30 million. A dealer council group was formed to improve communications and market reactions to products within the dealer network. The factory and dealer relationships with market penetration to improve sales and profitability are key strategies for future development of the sales channel.

The Company has reduced total headcount since the beginning of the fiscal year by 29%, primarily from attrition. This is a result of lean enterprise with the elimination of non-value added content and the restructuring of operations. Labor efficiency improvements will have a positive effect on gross margins as the market improves and production levels increase.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

Results of Operations

Key operating and financial statistics for the three and nine months ended March 31, 2007 and 2006 are:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Total number of boats sold	72	97	243	282
Net sales	$16,475,688	$18,526,332	$48,922,327	$55,894,161
Gross margin percent	8.1%	14.9%	11.2%	16.7%
SG&A expense	$2,721,943	$2,548,131	$8,775,604	$7,246,293
Operating income(loss)	($ 1,386,286)	$216,402	($ 3,313,922)	$2,092,056

Three Months ended March 31, 2007 compared to Three Months ended March 31, 2006

Net sales - Net sales for the three months ended March 31, 2007 were $16,475,688, as compared to $18,526,332 for the three months ended March 31, 2006, a decrease of $2,050,644 or 11 percent. The decrease in sales is a reflection of our dealers’ failure to commit to orders over the fall/winter cycle based on a lack of confidence in the outlook for the recreational powerboat market.

Gross profit - Gross profit for the three months ended March 31, 2007 was $1,335,657, 8.1 percent of net sales, as compared to $2,764,533, 14.9 percent of net sales, for the three months ended March 31, 2006. The decrease of 6.8 percentage points in gross margin was primarily attributable to production inefficiencies due to lower production volumes, reduced fixed cost absorption from production cuts of 2.2 percentage points, and higher material costs of 2.2 percentage points due to product mix and raw material cost increases.

Selling expense - Selling related expenses were $1,869,486 for the three months ended March 31, 2007, as compared to $1,484,647 for the three months ended March 31, 2006. The increase was primarily attributable to expenses related to the expanded number of winter boat shows attended and the level of assistance provided to our dealers at those shows, advertising expenses correlated with the boat show season, dealer training, dealer development, new dealer recruitment, sales support programs and increases in other promotional expenses.

General and administrative expenses - General and administrative expenses were $852,457 for the three months ended March 31, 2007, as compared to $1,063,484 for the three months ended March 31, 2006, a reduction of $211,027 or 20 percent. The decrease in expenses was principally from reduction in legal related expenses, investor relations expenses and consulting fees.

Interest expense - Interest expense for the three months ended March 31, 2007 was $293,095, as compared to $219,421 for the three months ended March 31, 2006, an increase of $73,674. The increase was from short term funding of boats in inventory.

Net income(loss) – Net loss for the three months ended March 31, 2007 was ($3,912,189), as compared to a profit of $22,410 for the three months ended March 31, 2006. The net loss was a result of a decrease in sales, an increase in cost of goods sold, an increase in selling expense and the establishment of a Valuation Allowance related to Deferred Tax Assets which resulted in a Deferred Tax Expense of $2,232,834.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

Nine months ended March 31, 2007 compared to Nine months ended March 31, 2006.

Net sales - Net sales for the nine months ended March 31, 2007 was $48,922,327, as compared to $55,894,161 for the nine months ended March 31, 2006. The number of boats sold during the period was 14 percent lower than were sold in the comparable period of the prior year.

Net sales by Product Line for the nine months ending March 31:
	2007	Percentage	2006	Percentage
Sport boats	$18,952,884	39%	$20,849,811	37%
Express cruisers	$6,644,869	13%	$11,414,288	21%
Sport fishing boats	$21,952,556	45%	$21,866,421	39%
Service, parts, sportswear	$1,372,018	3%	$1,763,641	3%
	$48,922,327		$55,894,161

Gross profit - Gross profit for the nine months ended March 31, 2007 was $5,461,682, 11.2 percent of net sales, as compared to $9,338,349 for the nine months ended March 31, 2006, 16.7 percent of net sales. The decrease of 5.5 percentage points was primarily attributable to production inefficiencies due to lower production volumes, reduced fixed cost absorption from production cuts, and higher materials costs of 3 percentage points due to product mix and raw materials cost increases.

Selling expense - Selling related expenses for the nine months ended March 31, 2007 were $6,045,455, as compared to $4,211,356 for the nine months ended March 31, 2006. The increase was primarily from an increase in advertising expenses due to increased magazine advertising targeted for the boat show season and the launch of an international magazine advertising program, higher dealer meeting expenses, expenses for our support of the Southern Kingfish Association (SKA) and American Striper Association (ASA) tournament programs to promote our expanding sport fish boat product line, and expense of supporting Super Boat International (SBI) and American Power Boat Association (APBA) off-shore racing programs.

General and administrative - General and administrative expenses for the nine months ended March 31, 2007 was $2,730,149, as compared to $3,034,937 for the nine months ended March 31, 2006, a decrease of $304,788 which is primarily attributable to reduction of legal related services and expenses due to intensive management of potential claims and warranty matters.

Interest expense - Interest expense for the nine months ended March 31, 2007 was $830,534, as compared to $1,027,621 for the nine months ended March 31, 2006, a decrease of $197,087. The decrease in interest expense is attributable to the write-off of unamortized closing costs of $229,801 related to the Bank of America loan that was refinanced during the nine months ended March 31, 2006.

Net income(loss) - Net loss for the nine months ended March 31, 2007 was ($5,478,168), as compared to a net income of $1,038,764 for the nine months ended March 31, 2006. The net loss was a result of a decrease in sales, increase in cost of goods sold, and an increase in selling expense.

Income tax - The Deferred Tax Expense for the nine months ended March 31, 2007 is $1,283,727 as compared to a Deferred Tax Expense of $0 for the same period last year. During the nine months ended March 31, 2006, the Company utilized a Valuation Allowance to completely offset any tax provision or benefit due to the uncertainty surrounding the ability to fully realize the net operating loss carryforwards the company has. The profits achieved by the Company during Fiscal Years 2005 and 2006 led management to conclude that the Valuation Allowance was no longer appropriate and full realization of the carryforwards seemed likely. The Valuation Allowance was reversed during the fourth quarter of Fiscal 2006. The losses incurred during the nine months ended March 31, 2007 have led to renewed uncertainty regarding the Company’s ability to fully realize the benefits of the net operating loss carryforwards. As a result the Valuation Allowance has been reestablished and a tax expense of $1,283,747 has been recorded for the nine months ended March 31, 2007.

Liquidity and capital resources - As disclosed on the Unaudited Condensed Consolidated Statements of Cash Flows, the cash balance decreased by $3,425,943 during the nine month period ended March 31, 2007 (the current period). By comparison, during the nine months ended March 31, 2006 (the previous period), the cash balance decreased $1,732,831.

The use of cash during the current period is attributable mostly to operations, which used $4,510,553. The activities driving this use of cash:

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

•	The Company’s Net Loss for the current period, $5,478,168, is the most significant use of cash by operations and is discussed elsewhere in this document.
•
The Accounts Receivable ledger registered an increase because the Company invoiced and shipped several boats during the last few days of the period but had not yet received payment for those boats as of March 31, 2007. Furthermore, two of the boats in the Accounts Receivable ledger at the end of the current period were 48 foot Cruisers, our highest priced model, and together they account for approximately $1.2 million of the total in Accounts Receivable.

•
The Accounts Payable ledger decreased during the current period by approximately $1.0 million. The decrease in Accounts Payable is commensurate with the decreased level of manufacturing activity discussed elsewhere in this document.

Each of the items referenced above as a driver of the use of Cash by Operations is correlated with the level of sales and/or manufacturing activity during the period and each item may become a source of cash as sales and profitability improve.

The use of cash during the current period attributable to investing is $1,692,954, a 12 % increase over the cash used for investing in the previous period. The cash spent on the development of new molds and plugs increased approximately $353,000 in the current period while the cash spent on other fixed assets decreased approximately $175,000. The Company’s investment in molds and plugs during the current period increased more than in the previous period due to the construction of new molds and plugs for new models of production boats.

The cash provided by financing during the current period was $2,777,564, a substantial increase over the cash used by financing in the previous period, $178,031. There were two primary sources of cash for the Company during the current period. The Company borrowed $1,500,000 against the Cash Surrender Value of Key Man Life Insurance Policies it owns insuring the life our Founder, Chairman and CEO, Reginald M. Fountain, Jr. The Company also had outstanding debt at March 31, 2007 of approximately $1,800,000 under the “Credit Facility” disclosed in Note 3 of this document.

Management is of the opinion that cash flows and existing credit facilities will satisfy its current and future liquidity demands. Management is realigning operating costs and expenses for the reduced level of production to return the Company to profitability. As of March 31, 2007 the confirmed sales order backlog was approximately $30 million.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At March 31, 2007, the Company owed $15,411,009 on a $16,500,000 loan agreement with Regions Bank. The loan agreement has $3,036,009 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. In addition, the Company owed $1,791,239 under the Credit Facility with Regions Bank. A hypothetical 50 basis point increase in interest rates would result in an approximately $24,000 increase in annual interest expense.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

ITEM 4. Controls and Procedures

As of March 31, 2007, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. In connection with the above evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1: Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending March 31, 2007.

ITEM 1 A: Risk Factors

Along with the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which could materially affect our business, financial condition or future results. In addition to the risks described in our Annual Report on Form 10-K and investment risks that apply in the case of any boat manufacturer, our business, financial condition and operating results could be harmed by other risks, including risks we have not yet identified or that we may believe are immaterial or unlikely.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased none of its own securities during the quarter ending March 31, 2007. 10,000 shares of unregistered common stock were tendered at an average price of $1.60 per share during the quarter ended March 31, 2007 in connection with the exercise of stock options.

ITEM 3: Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ending March 31, 2007.

ITEM 4: Submission of Matters to a vote of Security Holders.

There were no matters submitted to a vote of the Company’s Security Holders during the quarter ended March 31, 2007.

ITEM 5: Other Information.

None.

ITEM 6: Exhibits.

An index of exhibits that is a part of this Form 10-Q appears following the signature page and is incorporated herein by reference.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

By:	/s/ Irving L. Smith Irving L. Smith	Date: May 15, 2007
Chief Financial Officer

By:	/s/ Roger F. Scott Roger F. Scott	Date: May 15, 2007
Principal Accounting Officer

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350