Form 10-K
period 2007-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2007-09-27
CIK 764858

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (as defined in Rule 12b-2 of the Act):    Large accelerated filer  ☐    Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of December 31, 2006 the aggregate market value of the Registrant’s voting common equity held by non-affiliates was $9,227,467.

As of September 27, 2007, the number of outstanding shares of Registrant’s Common Stock (excluding shares treated as treasury shares) was 4,829,275.

Portions of the Registrant’s definitive proxy statement to be distributed in connection with its next Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Part I

Item 1. Business.

Background.

Fountain Powerboat Industries, Inc. (the “Company”), through its wholly owned subsidiary, Fountain Powerboats, Inc. (the “Subsidiary”), designs, manufactures and sells internationally recognized recreational offshore sport boats, sport fishing boats and sport cruisers that target a segment of the recreational powerboat market where speed, performance, quality and safety are the primary purchase criteria. The Company sells its boats and ancillary products through a worldwide network of 32 domestic and 24 international dealers.

Fountain Powerboats, based upon an innovative, award-winning design, are well branded within the boating industry. The Company markets the celebrity of its Chairman, Chief Executive Officer and founder, Reginald M. Fountain Jr., an internationally recognized designer, engineer and builder of high speed powerboats and holder of three world titles and seven national racing championships.

Products.

Fountain continuously incorporates new and improved designs in its boats. The Company believes that the best boats come from combining an intuitive management team with hardcore experience gained by boat racing in offshore conditions. Each boat is tested in the Pamlico River, located alongside the factory, before it is shipped to its new owner. This testing is unique to Fountain Powerboats, as most boat manufacturers are not located on or near the water.

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

The Company has twenty different models that fall into three categories — express cruisers, sport fishing boats and sport boats. Initially known for its sport boats, Fountain Powerboats has evolved into a company with a wide variety of boats for the most discriminating boater.

Fountain Powerboats has captured market share approaching 50 percent of the high performance sport boat market and offers eight different sport boat models ranging from the 29’ Fever to the 47’ Lightning. These V-bottom boats carve turns at all speeds, even when being propelled at over 100 MPH by twin or triple Mercury 525 engines.

Fountain Powerboats has become well known for its upscale, high performance and elegant Express Cruisers which redefine the term “performance cruiser”. The cruiser market had been growing as the populace ages and begins to look for not only speed but luxurious amenities for the entire family. Fountain Powerboats, with its 38’ and 48’ Express Cruisers is poised with the right products to capitalize on the niche of this market that desires high performance.

A long established water sport is continuing to grow in popularity – tournament fishing. With the advent of popular sport fishing television shows and two quality sport fishing competition programs, the American Striper Association Tournaments and the Southern Kingfish Association Tournaments, the Company has significantly expanded its line of sport fishing boats, building a competitive edge in this fast growing market.

Demand for Fountain sport fish boats is on the increase. These boats are designed for the fishing aficionado who demands speed and superb amenities for his family and friends. Entering the tournament fishing market in the late 1980’s, and now considered “the boat to beat”, the Company’s fish boat product line boasts nine different models ranging from the 23’ Center Console (“CC”) to the 38’ Sport Fish Cruiser outboard.

Fountain participates in Poker Run events, which is an increasingly popular sporting event that involves large numbers of recreational boat owners. These events are sponsored by local organizations, generally including one of the Company’s dealers, and present a great opportunity to showcase its boats to an affluent audience.

During Fiscal 2007, the Company introduced a redesigned 35’ sport boat model and a new 38’ outboard cruiser fish boat model at the Company’s annual dealer meeting in October 2006 and delivered a redesigned 38’ sport boat cabin in late spring.

 The 35’ sport boat was totally redesigned, including a staggered engine configuration that significantly improved performance to speeds in excess of 100 MPH. The 35’ and 38’ sport boats were outfitted with a new cabin layout that will be standard in all of the Company’s sport boats. The new cabin will be installed in the 42’ and 47’ sport boats during Fiscal 2008. The 38’ sport boat captured the coveted Powerboat Magazine “Offshore Boat of the Year” award in Fiscal 2007.

A new 38’ sport fish cruiser outboard boat was introduced at the dealer meeting in October, 2006. It is a versatile boat that can be used as a fish boat or for family cruising, with triple 275HP Verado engines it will run at speeds up to 64 MPH and cruises at 40MPH at a fuel efficient 1.4 MPG.

The 33’ sport fish cruiser outboard hull will be redesigned in Fiscal 2008 to provide that model an even smoother and more stable ride in all types of water conditions, at all speeds, and with twin outboard Mercury Verado engines to match the performance of the 38’ sport fish cruiser outboard.

A new 32’ sport boat model will be launched during Fiscal 2008, complete with the redesigned Lightning series interior and Mercury 425HP stern drives engines. It will perform at speeds approaching 90 MPH.

In Fiscal 2008 the 48’ express cruiser will be available with twin Cummins diesel engines. This option will reduce the overall cost of the boat and operating costs while maintaining high performance operating speeds.

The chart below shows the number of boats completed and shipped during the last three fiscal years by product line.

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Sport boats	127	167	206
Express cruisers	31	42	41
Sport fishing boats	168	190	154
Other	3	1	4
Total	329	400	405

As of June 30, 2007 Fountain Powerboats had a backlog of firm orders for 76 boats, totaling sales of $16.8 million, all of which are expected to be completed during Fiscal 2008. At June 30, 2006, the sales backlog was 200 boats, totaling $43 million.

Research and Development.

Staying ahead of its competition, Fountain’s employees conduct ongoing research and development pertaining to the design of its boats’ hulls and decks and its small parts production. The Company invested approximately $1 million on the development of new plugs and molds during Fiscal 2007. Over the past three fiscal years, the investments into product development were as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Design, Research & Development	$757,186	$780,520	$786,129
Construction of New Plugs and Molds	1,034,366	1,092,994	1,636,621

For fiscal 2008, design, research and development planned expenses are estimated to be $792,000, and plug and mold construction expenditures are estimated to be $900,000. Primarily, these expenditures will go to upgrading the Company’s line of sport boats in an effort to maintain its market share and enhancing its line of sport fish cruisers to continue to expand its presence in that profitable and more stable market.

Manufacturing.

Manufacturing capacity of the facility can accommodate 40 to 45 boats in various stages of construction at any one time. Construction time is approximately three to eight weeks, dependent on the product mix.

As a result of manufacturing productivity improvements and the restructuring of the production work force to be compatible with our reduced production rate our total headcount was reduced by 120 employees, primarily from attrition, during Fiscal 2007. The Company currently has the capacity to manufacture approximately 350 sport and fish boats, and 60 cruisers per year of a comparable product mix as was manufactured in fiscal 2007.

The manufacturing process is labor intensive and requires seasoned craftsmen. The process for manufacturing the hull and deck of a Fountain Powerboat is done by hand. Vinylester resins and high quality stitched, bi-directional and quad-directional fiberglass is hand laid over a foam core in molds designed and constructed by the Company’s engineers and tooling department. This artisan method creates a composite structure with strong outer and inner skins and a thicker, lighter core in between, resulting in superior strength and a finer appearance, compared to mechanically blown, chopped fiberglass used by other manufacturers.

The resin used to bind the composite structure is vinylester, which is stronger, better bonding, blister resistent and more flexible than the polyester resins used by most fiberglass boat manufacturers. Decks are bonded to the hull using a combination of bonding agents, rivets, screws and fiberglass to achieve a strong unitized construction. This manufacturing process was developed and improved upon as a result of the Company’s many years of racing experience. When a Fountain Powerboat is traveling at 177 MPH through the water, this manufacturing process provides the speed and safety the Company’s boats are known for.

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

Product Warranty.

The Company warrants the boat hull and deck structure against defects in material and workmanship for a period of six years. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending on the size and number of components in the boats sold. The Company focuses on high quality manufacturing programs and processes, including actively monitoring the quality of our component suppliers and managing the dealer and customer warranty experience and reimbursements. Our estimated warranty obligation is based upon the warranty terms, the enforcement of those terms over time, defects, repair costs, and the volume and mix of boats sold. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur by model and model year. The following is a table of the Company warranty expense for fiscal years 2007 and 2006:

	Fiscal 2007	Fiscal 2006
Net Sales	$68,829,987	$79,226,224
Warranty Expense	$1,347,511	$1,346,521
Warranty Expense as a % of Sales	2.0%	1.7%

Sales and Marketing.

The Company sells its products through a worldwide network of 32 domestic dealers and 24 international dealers. While most of these dealers are not exclusive, the Company uses discretion in locating new dealers in an effort to protect the interests of its existing dealer network. To attract and keep the highest producing dealers, Fountain Powerboats offers a sales training program through its Fountain University.

The Fountain University program trains the Company’s dealers’ salespersons on: How to Apply Features and Benefits, Selling in Today’s Environment, How to Overcome Objections and Close the Sale, and How to Properly Deliver a Boat. The program also includes in-water, high performance boat training for the salespersons.

The following is a table of sales by geographic area for the last three fiscal years.

	Fiscal 2007	Fiscal 2006	Fiscal 2005
United States	$60,011,000	$70,934,584	$65,790,034
Canada, Mexico, Central/South America	3,689,071	1,849,529	2,474,619
Europe	4,059,120	2,722,920	1,417,819
Middle East	455,687	2,753,281	1,088,838
Africa	—	965,910	410,758
Asia	300,691	—	—
Australia	314,418	—	—
Total	$68,829,987	$79,226,224	$71,182,068

Fountain Powerboats targets a significant portion of revenue for its branding and advertising programs in the U.S. and internationally. The Company continues to expand its dealer network into Europe, South America and the Middle East. The Company’s International sales were $8,818,987 for fiscal 2007 and $8,291,640 for fiscal 2006. The Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat out of the U.S.

In Fiscal 2007, one dealer accounted for 13.6 percent of sales, one accounted for 9 percent of sales and four each accounted for 5.0 to 5.5 percent of sales. In fiscal 2006, one dealer accounted for 10.9 percent of sales, one accounted for 8.5 percent of sales and four each accounted for 5.8 to 6.3 percent of sales. In fiscal 2005, one dealer accounted for 10.5 percent of sales, one accounted for 6 percent of sales and three each accounted for 5.4 percent of sales.

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

Fountain Powerboats does not manufacture to inventory, as its boats are pre-sold to dealers before entering the production line. The Company can ship to dealers on a cash-on-delivery basis or through floor plan financing programs in which the Company participates on behalf of its dealers. For Fiscal years 2007, 2006 and 2005, the Company has paid the interest on the floor plan, for a certain period of time, as a sales promotion program.

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

Market demographics and industry experts indicate the fish boat market offers the best growth potential within the boating industry. Fountain Powerboats continues to expand its family of fish boats to meet the rising demand in this significant high-growth market. The Company introduced a new model in 2007 and plans to upgrade one of its existing models in 2008.

The Company had experienced strong demand for its higher priced cruisers prior to Fiscal 2007. This is due in part to a populace that not only wants speed but requires the additional space to bring along the family. The Company believes that a large number of current product owners, many of whom have purchased multiple and increasingly larger boats from the Company, provide a target market for the fast-growing cruiser segment. Sales of this product line were weak during the first three quarters of 2007 but made a revival in the fourth quarter.

Employees.

As of June 30, 2007, the Company had 328 employees, of which eight were executive and management personnel. Twenty-two were engaged primarily in administrative positions, such as accounting, human resources, marketing and sales. None of the Company’s employees are party to a collective bargaining agreement. The Company considers its employee relations to be excellent. The Company is an equal opportunity employer.

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

Higher interest rates can reduce demand. Purchases of the Company’s products are often financed. Rising interest rates can have an adverse effect on dealers’ and consumers’ ability to finance boat purchases.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s executive offices and manufacturing facilities are located on 65 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and were held as collateral on notes and mortgages payable outstanding at June 30, 2007. (See Note 5 to the Company’s consolidated financial statements contained in Item 8 of this Report). The operating facility contains buildings totaling 237,360 square feet located on fifteen acres. The buildings consist of the following:

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

Item 3. Legal Proceedings.

As of June 30, 2007, the Company’s only operating subsidiary was a defendant in lawsuits arising in the ordinary course of its business, including five alleged breach of warranty or product liability suits. In the Company’s opinion these lawsuits are without merit and, therefore, the Company intends to vigorously defend its interest in such suits. The Company carries sufficient liability and product liability insurance to cover attorney’s fees and any losses that may occur from a product liability or breach of contract suit, over and above applicable insurance deductibles. The management of the Company believes that none of such current proceedings will have a material adverse effect.

The Company’s subsidiary was notified by the United States Environmental Protection Agency (“EPA”) that it had been identified as a potentially responsible party (“PRP”) in the remediation of contamination at a clean up site. The Group administrator estimated the Company’s share of future remediation cost to be $28,105. The Company is eligible for a de Minimus Settlement Agreement, which is expected to be finalized in 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

None applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, $.01 par value, trades on the American Stock Exchange (under the symbol “FPB”). The following table lists the high and low closing prices for the Company’s common stock as reported on the American Stock Exchange for each calendar quarter during its fiscal years ended June 30, 2006 and 2007.

Quarter Ending	High	Low
September 2005	5.12	3.70
December 2005	6.03	3.45
March 2006	8.62	5.50
June 2006	6.70	4.05

September 2006	4.55	4.00
December 2006	4.99	3.63
March 2007	4.38	3.75
June 2007	3.75	2.51

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

On June 30, 2007 there were 208 holders of record for the Company’s common stock.

During Fiscal 2007, the Company sold 10,000 shares of its common stock for a consideration of $16,000 to an employee of the Company and its subsidiary upon their exercise of stock options and without registration in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

Performance Graph. The following line graphs compare the cumulative total shareholder return (the “CTSR”) on the Company’s common stock during the previous five fiscal years with the CTSR over the same measurement period of the S&P 500 Index and the S&P Leisure Time (Products) Index. Each line graph assumes that $100 was invested on June 30, 2000, and that any dividends were reinvested in additional shares. We have not paid dividends on the Company’s common stock during the previous five fiscal years, so no reinvestment is included in the calculation of the CTSR on the Company’s common stock.

The following information is being furnished for purposes of Rule 14a-3. It is not deemed to be filed with the Securities and Exchange Commission or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing

Item 6. Selected Financial Data.

Fiscal Years 2003 through 2007
Years ended June 30

Operations Statement Data

	2007	2006	2005	2004	2003
Net Sales	$68,829,987	$79,226,224	$71,182,069	$59,296,964	$52,557,084
Net Income (loss)	(5,046,286)	2,404,912	756,212	609,087	879,996
Basic earnings (loss) per share	(1.05)	.50	.16	.13	.19
Weighted average shares outstanding	4,821,987	4,819,275	4,815,188	4,761,460	4,744,457
Diluted earnings (loss) per share	(1.05)	.49	.15	.13	.18
Diluted weighted average shares outstanding	4,821,987	4,903,949	4,890,124	4,825,179	4,818,806

Balance Sheet Data

	2007	2006	2005	2004	2003
Current assets	$13,381,819	$17,134,786	$13,023,588	$12,460,218	$7,648,996
Total assets	33,416,945	37,860,360	33,034,252	30,621,143	25,929,594
Current liabilities	13,397,212	13,232,828	11,062,016	6,782,584	11,646,433
Long term debt	15,969,407	15,228,700	15,433,446	17,869,178	9,010,527
Stockholder’s equity (1)	3,964,602	9,093,699	6,538,790	5,721,726	4,968,

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

The Company’s criteria for recording a C.O.D. sale, or payments prior to shipment sale or sale financed through third-party floor plan arrangements, are that the boat has been completed and that title has passed to the dealer or to the Government, and that there is no direct commitment to repurchase the boat or to pay floor plan interest beyond the sales program terms. As described more fully below at “Business Environment”, most of the Company’s shipments to dealers were financed through floor plan arrangements with third-party lenders pursuant to which the Company is subject, for a limited time, to repurchase boats repossessed by the third-party lenders if the dealer defaults under his credit arrangement. The Company has no repurchase liability for the balance of shipments. This is the method of sales recognition believed to be in use by most boat manufacturers.

At June 30, 2007, 2006, and 2005, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company’s written sales program and there were no direct repurchase agreements. There were no deferred sales or cost of sales estimated at June 30, 2007, 2006, and 2005.

The Company has a contingent liability to repurchase boats where it participates in the floor plan financing made available to its dealers by third-party finance companies, aggregating to $24,375,708 and $35,212,412 at June 30, 2007 and 2006, respectively. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company may be required to repurchase the boat.

Business Environment.

Recreational boating is a discretionary expenditure and many purchasing decisions are influenced by interest rates, fuel prices, insurance rates, weather, general economic factors, and other socioeconomic and environmental factors.

The overall marine industry began to soften in 2005 for small fiberglass (30 feet and less) and the downturn expanded into the larger fiberglass boat segment in 2006. Demand for sport fishing boats and cruisers weakened in 2007. Attendance at major boat shows, e.g. Fort Lauderdale, New York, Chicago, Miami, in late 2006 and early 2007 were lower than the prior year.

Generally, the marine industry reported dealer inventories were higher at the end of the 2006 retail season as sales for the season had fallen short of expectations. Market analysts were reporting consumer confidence being down and a “tightening” of consumer credit. Dealers kept their orders for inventory modest going into the off season and asked boat builders for more promotions and better financing. The small boat segment sales leveled out somewhat for 2007 after the decline through 2006 and 25-50 foot fiberglass boats sales were weak in 2007 with the upper end of the cruiser market being the softest of all boat segments for 2007, reported industry analysts.

Overview

The Company entered Fiscal 2007 with approximately $43 million backlog of orders; however as orders were reconfirmed with dealers for production some dealers did not have available floor plan credit and some dealers declined to reconfirm orders as they were cautious about increasing their inventory during the off season. The Company’s sales for the second and third quarters of Fiscal 2007 in total were 20 percent lower than a total of the comparable quarters of Fiscal 2006.

Overall attendance of the 2007 season boat shows was lower than the prior year. The Company increased its participation with its dealers at regional and national boat shows with much success. At the Miami International Boat Show in February 2007 the Company recorded approximately $20 million in orders for new boats and boats from dealers’ inventory, the highest in the history of the Company.

During Fiscal 2007 the Company applied “lean manufacturing” principles and methods to its manufacturing processes, utilizing the Toyota Production System (TPS) as a model to improve production labor efficiency. Total production headcount was reduced by 27 percent as a result of improved productivity and reorganizing the work force for alignment with reduced production levels.

The Company implemented cost and expense reduction programs in Fiscal 2007 that are expected to reduce overhead costs by $2.5 million to $3 million annually. These programs, described below, had a positive effect on the results in the fourth quarter of Fiscal 2007 and will continue to do so in Fiscal 2008.
•	Scaled back R&D and Tooling Department and projects
•	Reduced indirect labor in manufacturing
•	Reduced administrative salary expenses
•	Reduced insurance costs
•	Reduced administrative expenses
•	Scaled back the offshore racing promotional program and related expenses

The Company’s revenue was $68,829,987 for Fiscal 2007, down 13 percent from revenue of $79,226,224 for Fiscal 2006. Revenue for the fish boat product line remained flat while the sport boat product line declined by 20 percent and the cruiser product line declined by 40 percent.

Revenue for the fourth quarter of Fiscal 2007, ended June 30, 2007, was $19,907,660, as compared to $23,332,063 for the fourth quarter of Fiscal 2006, a decrease of 14.7 percent. Operating profit for the fourth quarter was $568,004, as compared to $183,300 operating profit for the fourth quarter of Fiscal 2006. The increase in profit was primarily attributable to an adjustment made to net sales to remedy the over accrual of a newly established year end dealer incentive award. This new dealer incentive award was over accrued because the rate of accrual, established at the beginning of the year, was based upon projected annual dealer sales, the actual volume of which was not known until the fourth quarter of Fiscal 2007.

Five boats were repurchased in Fiscal 2007, from finance companies under contingent repurchase obligations for a dealer that failed to meet its obligations to those finance companies, for a total repurchase amount of $809,347. All five boats were re-sold to other dealers with a total reduction in profit of $51,394. No boats were repurchased in Fiscal 2006 or Fiscal 2005 in connection with floor plan arrangements. At June 30, 2007, the Company had recorded a $64,124 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years. At June 30, 2006 the reserve was $15,459 and at June 30, 2005 the reserve was $75,000.

Outlook

Analysts are forecasting that boat sales will continue to be down through the first half of calendar 2008, and at this point they are not forecasting a turn around for the 2008 season.

The Company’s fiscal plan for 2008 is based on the same revenue level as 2007, approximately $68 million. Upgraded and new boat models will be introduced in all three product lines to boost sales. The Company’s Sales and Marketing personnel will again take a very active role with the dealers at boat shows and promotional events and increase participation in the retail sales cycle. The Company has established a subsidiary (see Note 14) to sell Fountain boats at retail in a territory that can be serviced from the Company’s location and to provide retails sales support and training for its dealers.

Further cost reduction programs are underway that will have positive effect on results for Fiscal 2008:
•	Reduction of advertising expenses
•	Reduction of sales promotional expenses
•	Reduction of offshore racing promotion expenses
•	Reduction in manufacturing operating costs

Results of Operations.

Net sales for Fiscal 2007 were $68,829,987, down 13 percent as compared to net sales of $79,226,224 for Fiscal 2006. The decrease in net sales is a result of the general decline in the marine industry that affected the segments of the market in which the Company’s boats are sold. Net sales of the Express Cruiser product line also suffered due to issues with the engines which were installed early during Fiscal 2007. The Company has since migrated to installing engines from a different manufacturer in our Express Cruisers.

Net Sales by product line for the Fiscal years of 2007, 2006 and 2005 are:

	Fiscal 2007 Net Sales	% of Sales	Fiscal 2006 Net Sales	% of Sales	Fiscal 2005 Net Sales	% of Sales
Product Line
Sport boats	$28,055,276	40%	$31,799,204	40%	$33,819,857	47%
Express cruisers	9,399,064	14%	15,760,240	20%	13,395,691	19%
Sport fishing boats	29,629,864	43%	29,194,785	37%	21,123,893	30%
Service, parts, sportswear	1,745,783	3%	2,471,995	3%	2,842,627	4%
Net sales total	$68,829,987		$79,226,224		$71,182,068

Gross profit on sales for Fiscal 2007 was $9,108,088, 13.2 percent of net sales, as compared to $13,073,800, 16.5% of net sales, for Fiscal 2006. Gross profit for Fiscal 2005 was $10,910,563, 15.3% of net sales. The decrease of 3.3 percentage points from 2006 to 2007 was primarily attributable to production inefficiencies due to lower production volumes, reduced fixed cost absorption from production cuts and promotional program pricing in the first half of the year. The increase in gross margin from 2005 to 2006 was the result of improvements in productivity and labor efficiency.

Operating loss was ($2,745,878) for Fiscal 2007, as compared to a profit of $2,275,355 in 2006 and $1,766,347 in Fiscal 2005. Operating profit for Fiscal 2007 was affected by the circumstances outlined above in the gross margin discussion of this report and increased selling expenses, detailed below.

Fiscal 2007 net loss for the Company was ($5,046,286) or ($1.05) per share, of which ($1,283,728) or ($.27) per share was a tax adjustment. This compares to a net income of $2,404,912 or $.50 per share for Fiscal 2006 and net income of $756,212 or $.16 per share for Fiscal 2005. The tax adjustment for Fiscal 2007 arose from the establishment of a valuation allowance to completely offset the Company’s Deferred Tax Assets (see Note 7 to the consolidated financial statements, appearing on page 32 of this report).

Depreciation expense was $2,313,807 for Fiscal 2007, $2,020,860 for Fiscal 2006, and $1,840,168 for Fiscal 2005.

Overall selling and general and administrative expense for Fiscal 2007 was $11,853,966, a $1,055,520 increase from $10,798,445 in Fiscal 2006.

Selling expenses were $8,040,083 for Fiscal 2007, $6,765,871 for Fiscal 2006 and $5,726,283 for Fiscal 2005. The increase in selling expense was primarily from an increase in advertising expenses, including an expanded international advertising program, increased salaries and commissions and increased expenses for the Company’s support of offshore racing and fishing tournament programs.

Major selling expenses for the past three fiscal years were as follows:

	2007	2006	2005
Fishing	$548,693	$444,328	$201,857
Racing	1,776,198	1,474,270	1,011,829
Advertising	2,013,740	1,412,435	1,264,368
Salaries & commissions	1,345,709	1,098,662	1,043,363
Boat shows	691,633	526,381	563,810
Dealer support	456,802	550,138	294,092
Other selling expenses	1,207,308	1,259,657	1,346,964
Total	$8,040,083	$6,765,871	$5,726,283

General and administrative expenses include the executive, finance, human resources, information technology, legal and administrative operating expenses of the Company. These expenses were $3,813,883 for Fiscal 2007, $4,032,574 for Fiscal 2006, and $3,417,933 for Fiscal 2005. The decrease in administrative expenses for 2007 was primarily attributable to reduced legal expenses. Increased administrative expenses for 2006 were generally attributable to expenses related to the restatement of 2004 and 2005 financial statements, legal expenses related to breach of warranty suits, of which the more costly suits have been settled, and consulting services for preparation of internal controls and procedures to comply with Sarbanes-Oxley Act: Section 404, all of which were non-recurring expenses.

Interest expense net of amounts capitalized was $966,784 for Fiscal 2007, $1,132,584 for Fiscal 2006, and $1,011,860 for Fiscal 2005. Interest expense decreased in Fiscal 2007 due to Fiscal 2006 having an expense of $229,801 of capitalized loan costs from the previous Bank of America loan when it was refinanced by the new $16,500,000 loan from Regions Bank. The increase in interest expenses from Fiscal 2005 to Fiscal 2006 was also caused primarily due to the write-off of $229,801 unamortized loan expenses.

Current tax provision is $1,283,728 for the year ending June 30, 2007, ($1,283,746) for the year ending June 30, 2006, and ($21,232) for the year ended June 30, 2005. The current tax provision of $0 for Fiscal 2007 is the natural consequence of the net loss incurred by the Company. Deferred tax (benefit)/provision is ($1,417,122) for the year ended June 30, 2007, $460,258 for the year ended June 30, 2006 and $355,590 for the year ended 2005. Deferred taxes arise from temporary differences between financial and income tax reporting regarding the recognition of certain items.

As of June 30, 2007 the Company had net deferred tax assets of $2,700,850 that were fully offset by a valuation allowance because, as of that date, it was Management’s conclusion that there continued to be doubt as to whether those deferred tax assets were more likely than not to be realized in the future. The deferred tax assets principally relate to the potential future benefits of tax net operating loss carryforwards, most of which had been generated during the years ended June 30, 2002 and June 30, 2007 when the Company generated substantial net losses. During the year ended June 30, 2007 the Company performed an evaluation, in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, of the likelihood of realization of its deferred tax assets. The evaluation resulted in the application of a valuation allowance.

The Company has available federal and state operating loss carry forwards at June 30, 2007 of approximately $8,208,000 and $7,449,000, respectively, which expire at various dates through 2027.  The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company’s future earnings, the future tax laws in effect, and other unknown factors; all of which are uncertain. In recent years the Company elected to provide for a tax asset valuation allowance of $2,700,850 at June 30, 2007, $0 at June 30, 2006 and $1,709,951 at June 30, 2005.

Liquidity and Financial Resources.

As disclosed in the Condensed Consolidated Statement of Cash Flows, the cash balance decreased by $2,095,169 during the Fiscal Year ended June 30, 2007. By comparison, during the previous Fiscal Year the cash balance increased $461,327.

Cash used by operations was $2,063,315 in Fiscal 2007 and resulted primarily from:
•
The net loss of $5,046,286 incurred, adjusted for non-cash provisions, including depreciation expense of $2,313,807 and deferred taxes of $1,283,728. The net loss is the most significant use of cash and is discussed elsewhere in this document.

•
Reductions in Accounts Payable, Accrued Expenses and Accrued Dealer Incentives represent a use of cash in the amount of $1,200,326. This contraction in current liabilities is consistent with the reduction in boats manufactured and sold during Fiscal 2007

•
Reductions in the working capital accounts of Accounts Receivable, Inventories and Prepaid Expenses provided $123,883. Contraction in working capital accounts is consistent with the reductions in manufacturing and sales activity during Fiscal 2007.

•	Customer Deposits provided $488,079, indicating that we are collecting larger deposits when orders are placed.

Cash required for Investing activities during Fiscal 2007 was $1,635,200. As is typically the case, the largest investment made was in creation of plugs and molds. Plugs are wooden forms constructed for the purpose of creating molds. Molds are used to replicate hulls, decks and various other fiberglass parts for our boats. $1,045,057 was invested in plugs and molds during Fiscal 2007. Another $593,518 was spent on other property, plant and equipment.

Financing activities provided $1,603,346 during Fiscal 2007.
•	Loans under the “Credit Facility” (See Note 5, in the Notes to Consolidated Financial Statements) provided $799,333, net of repayments.
•	The Company borrowed $1,500,000 of the Cash Surrender Value of the Key Man Life Insurance Policies it owns on the life of the Company’ founder, Chairman and CEO.
•	The Company repaid $711,987 of the principal of the “Loan” as per the terms of that loan (see Note 5, in the Notes to Consolidated Financial Statements).
•	An employee of The Company purchased shares of common stock providing $16,000 of cash.

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because Management has realigned operating costs and expenses for the reduced level of production and returned the Company to profitability in the fourth quarter of Fiscal 2007 and is expecting to continue to operate profitably through Fiscal 2008.

Effects of Inflation.

The Company has not been materially affected by the inflation of recent years. Materials that are petroleum-based (e.g. resin, gel coat, foam) have been subject to price increases, and fuel surcharges have increased freight costs. The Company has been able to minimize the effect of material price increases by negotiating favorable purchase agreements with suppliers, using alternative, less costly materials, by finding less costly sources for materials and increasing selling prices of its products to recover the cost increases.

The Company’s products are targeted at the segment of the powerboat market where retail purchasers are generally less significantly affected by price or other economic conditions. Consequently, management believes that the impact of inflation on sales and the results of operations will not be material.

Contractual Obligations.

The following table sets forth a summary of the Company’s contractual cash obligations as of June 30, 2007:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years
	(In thousands)
Contractual Obligations:
Long-term debt, including current maturities	$16,728	$759	$1,673	$12,796	$1,500
Interest payments on long-term debt	2,930	960	1,765	205	—
Operating lease obligations	386	106	190	90	—
Total contractual obligations	$20,044	$1,825	$3,628	$13,091	$1,500

The Company has an agreement with Mercury Marine, a division of Brunswick Corporation, that the Company will purchase from Mercury all of the Company’s requirements for marine engines and other power components that Mercury manufactures. The term of this agreement is through June 30, 2012.

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

Revenue Recognition and Sales Incentives. The Company’s revenue is derived primarily from the sale of boats. Revenue is recognized in accordance with the contracted terms of the sale, upon completion and legal title and all other incidents of ownership have passed to dealers or the Government, and the ability to collect is assured. The Company offers discounts and sales incentives. The estimated liability for sales incentives is recorded at the later of the time of program communication to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products)” and EITF No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future.” The liability is estimated based on the costs for the incentive program, the planned duration of the program and historical experience. If actual costs are different from estimated costs, the recorded value of the liability would be adjusted.

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

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company estimates its probable tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and the Company’s interpretations of those laws and regulations. These factors may cause the tax rate for the Company to increase or decrease. As of June 30, 2007 the Company had net deferred tax assets of $2,700,850 that were fully offset by a valuation allowance because, as of that date, it was Management’s conclusion that there continued to be doubt as to whether those deferred tax assets were more likely than not to be realized in the future. The deferred tax assets principally related to the potential future benefits of tax net operating loss carryforwards, most of which had been generated during the years ended June 30, 2002 and June 30, 2007 when the Company generated substantial net losses. During the year ended June 30, 2007 the Company performed an evaluation, in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, of the likelihood of realization of its deferred tax assets. The evaluation resulted in the application of a valuation allowance.

The Company has available federal and state operating loss carry forwards at June 30, 2007 of approximately $8,208,000 and $7,449,000, respectively, which expire at various dates through 2027.

Cautionary Statement for Purposes of “Safe Harbor” Under the Private Securities Reform Act of 1995.

Certain statements in this Annual Report are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report may include words such as “expect”, “anticipate”, “believe”, “may”, “should”, “could” or “estimate”. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, those set forth under Item 1A – Risk Factors.

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
Washington, North Carolina

We have audited the accompanying consolidated balance sheets of Fountain Powerboat Industries, Inc. and subsidiary as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, cash flows and the schedule of valuation and qualifying accounts for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fountain Powerboat Industries, Inc. and subsidiary at June 30, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the 2005, 2006 and 2007 basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Greenville, North Carolina
September 26, 2007

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND 2006

ASSETS

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,379,383	$4,474,552
Accounts receivable, net	3,688,986	3,405,868
Inventories	6,645,213	6,959,188
Prepaid expenses	668,237	849,160
Deferred tax assets	—	1,446,018
Total Current Assets	13,381,819	17,134,786

PROPERTY, PLANT AND EQUIPMENT	49,533,443	47,898,410
Less: Accumulated depreciation	(33,104,217)	(30,790,537)
	16,429,226	17,107,873

CASH SURRENDER VALUE LIFE INSURANCE, NET	2,951,010	2,552,682

OTHER ASSETS	654,890	1,065,019
TOTAL ASSETS	$33,416,945	$37,860,360

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$759,290	$711,984
Note payable	799,333	—
Accounts payable	2,846,303	3,861,061
Accrued expenses	1,092,908	1,253,714
Dealer incentives	6,342,467	6,367,229
Customer deposits	879,102	391,024
Allowance for boat repurchases	64,124	15,459
Warranty reserve	941,928	632,357
Total Current Liabilities	13,725,455	13,232,828

OTHER LONG TERM LIABILITIES	4,828	—
LONG-TERM DEBT, less current portion	15,969,407	15,228,700
DEFERRED TAX LIABILITY	80,896	305,133
Total Liabilities	29,780,586	28,766,661

COMMITMENTS AND CONTINGENCIES [NOTE 8]

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,844,275 shares issued and outstanding as of June 30, 2007 and 4,834,275 as of June 30, 2006	48,442	48,342
Additional paid-in capital	10,574,753	10,558,853
Accumulated deficit	(7,005,001)	(1,630,472)
Less: Treasury stock, at cost, 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive income from interest rate swap	128,913	227,724
Total Stockholders’ Equity	3,636,359	9,093,699
Total Liabilities and Stockholders’ Equity	$33,416,945	$37,860,360

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2007, 2005 AND 2005

	2007	2006	2005
NET SALES	$68,829,987	$79,226,224	$71,182,069
COST OF SALES	59,721,899	66,152,424	60,271,506
Gross Profit	9,108,088	13,073,800	10,910,563
EXPENSES
Selling Expense	8,040,083	6,765,871	5,726,283
General and Administrative	3,813,883	4,032,574	3,417,933
Total Expense	11,853,966	10,798,445	9,144,216
OPERATING (LOSS) INCOME	(2,745,878)	2,275,355	1,766,347
Other (Income) Expense	49,855	9,944	23,507
Interest Expense	966,784	1,132,584	1,011,860
(Gain) loss on disposal of assets	41	11,661	(4,000)
TOTAL NON-OPERATING EXPENSE	1,016,680	1,154,189	1,031,367
(LOSS) INCOME BEFORE INCOME TAXES	(3,762,558)	1,121,166	734,980

TAX PROVISION (BENEFIT)	1,283,728	(1,283,746)	(21,232)
NET (LOSS) INCOME	$(5,046,286)	$2,404,912	$756,212
BASIC (LOSS) EARNINGS PER SHARE	$(1.05)	$.50	$.16
WEIGHTED AVERAGE SHARES OUTSTANDING	4,821,987	4,819,275	4,815,188
DILUTED (LOSS) EARNINGS PER SHARE	$(1.05)	$.49	$.15
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,821,987	4,903,949	4,890,124

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JUNE 30, 2004 THROUGH JUNE 30, 2007

			Additional		Accumulated Other Com-			Total
	Common Stock		Paid in	Accumulated	prehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	Income	Shares	Amount	Equity
BALANCE, June 30, 2004	4,807,608	$48,076	$10,517,451	$(4,791,596)	$58,543	(15,000)	$(110,748)	$5,721,726
Issuance of common stock upon exercise of options	26,667	266	41,402	—	—	—	—	41,668
Other comprehensive income	—	—	—	—	19,184	—	—	19,184
Net income for the year ended June 30, 2005	—	—	—	756,212	—	—	—	756,212
BALANCE, June 30, 2005	4,834,275	48,342	10,558,853	(4,035,384)	77,727	(15,000)	(110,748)	6,538,790
Other comprehensive income, net of taxes of $142,861	—	—	—	—	149,997	—	—	149,997
Net income for the year ended June 30, 2006	—	—	—	2,404,912	—	—	—	2,404,912
BALANCE, June 30 2006	4,834,275	48,342	10,558,853	(1,630,472)	227,724	(15,000)	(110,748)	9,093,699

Issuance of common stock upon exercise of options	10,000	100	15,900	—	—	—	—	16,000
Other comprehensive loss, net of taxes of $(61,965)	—	—	—	—	(98,811)	—	—	(98,811)
Net loss for the year ended June 30, 2007	—	—	—	(5,046,286)	—	—	—	(5,046,286)
Adjustment from adoption of SAB 108	—	—	—	(328,243)	—	—	—	(328,243)
BALANCE, June 30 2007	4,844,275	$48,442	$10,574,753	$(7,005,001)	$128,913	(15,000)	$(110,748)	$3,636,359

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(5,046,286)	$2,404,912	$756,212
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Inventory valuation adjustment	68,071	42,060	22,682
Depreciation expense	2,313,807	2,020,860	1,840,168
Net increase in cash surrender value of life insurance	(398,328)	(373,064)	(598,301)
Deferred loan costs expensed	—	229,801	—
Gain on termination of interest rate swap	—	(84,524)	—
(Gain) loss on disposal of equipment	41	11,661	(4,000)
Bad debt expense	19,825	83,546	168,634
Amortization of deferred loan costs	36,002	43,323	79,932
Deferred income tax expense (benefit)	1,283,728	(1,283,746)	—
Change in assets and liabilities:
Accounts receivable	(302,943)	(1,294,057)	1,143,255
Inventories	245,904	(528,231)	(1,842,297)
Prepaid expenses	180,922	(507,171)	87,668
Other assets	213,369	(212,617)	(47,593)
Accounts payable	(1,014,758)	16,959	1,001,236
Accrued expenses	(160,806)	174,156	4,853
Dealer incentives	(24,762)	2,664,491	2,499,216
Customer deposits	488,078	(468,855)	773,802
Warranty reserve	(18,672)	(107,643)	30,000
Allowance for boat repurchases	48,665	(59,541)	—
Other long-term liabilities	4,828	—	—
Net Cash Provided (Used) by Operating Activities	(2,063,315)	2,772,320	5,915,467
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	3,375	3,883	4,000
Investment in molds and related plugs	(1,045,057)	(1,092,994)	(1,641,238)
Purchase of property, plant and equipment	(593,518)	(872,897)	(1,463,523)
Maturity of certificate of deposit	—	—	255,197
Net Cash Used by Investing Activities	(1,635,200)	(1,962,008)	(2,845,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	4,045,863	—	—
Proceeds from long term debt	1,500,000	16,545,878	—
Payments of notes payable	(3,246,530)	—	—
Payments of long term debt	(711,987)	(16,799,378)	(2,441,040)
Proceeds from termination of interest rate swap	—	84,524	—
Payments of deferred loan costs	—	(180,009)	—
Proceeds from exercise of stock options	16,000	—	41,668
Payments on long term capital lease	—	—	(24,367)
Net Cash Provided (Used) by Financing Activities	1,603,346	(348,985)	(2,423,739)
Net (decrease) increase in cash and cash equivalents	(2,095,169)	461,327	646,164
Beginning cash and cash equivalents balance	4,474,552	4,013,225	3,367,061
Ending cash and cash equivalents balance	$2,379,383	$4,474,552	$4,013,225

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest to unrelated parties, net of amounts capitalized	$1,340,969	$1,417,874	$1,123,293

Supplemental Schedule of Non-cash Investing and Financing Activities:
Unrealized gain (loss) on interest rate swap	$(98,811)	$149,997	$19,184

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED JUNE 30, 2007, 2006 AND 2005

Note 1. Nature of the Business and Significant Accounting Policies.

Nature of the Business: Fountain Powerboat Industries, Inc. and Subsidiary (the Company) manufacture high-performance sport boats, sport cruisers, sport fishing boats, and custom offshore racing boats. These boats are sold worldwide to a network of 32 domestic and 24 international dealers. The Company’s offices and manufacturing facilities are located in Washington, North Carolina, and the Company has been in business since 1979. The Company employs 328 people.

Principles of Consolidation: The consolidated financial statements include the accounts of Fountain Powerboat Industries, Inc. and its wholly owned subsidiary, Fountain Powerboats, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company’s fiscal year-end is June 30th, which is its natural business year-end.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management. These estimates affect:

•	The reported amounts of assets and liabilities,

•	The disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and

•	The reported amounts of revenues and expenses during the reporting periods.

Estimates in these consolidated financial statements include, but are not limited to:

•	Allowances for doubtful accounts;

•	Inventory obsolescence reserves;

•	Reserves for dealer incentives and allowances;

•	Warranty related reserves;

•	Losses on litigation and other contingencies;

•	Environmental liability reserves;

•	Insurance reserves;

•	Income tax reserves.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2007 and 2006, the Company had $2,379,383 and $4,474,552 respectively, held in cash.

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

Dealer Incentive Accruals: The Company has established sales programs to pay service and/or other awards to dealers for boat deliveries into their market territory for which they will perform service or based upon sales of boats from their locations. These programs are based in part on the model of the boat sold, a factor for the dealer’s service performance rating, the dollar value of the sale and other factors, including total sales volume to dealers. The Company has accrued dealer incentives of $6,342,467 and $6,367,229 at June 30, 2007 and 2006, respectively. Dealer incentive accruals are recorded as a reduction to net sales. These amounts also include an accrual for dealer interest as discussed in Note 8, “Commitments and Contingencies”.

Allowance for Boat Repurchases: The Company provides an allowance for boats financed by dealers under floor plan finance arrangements that may be repurchased from finance companies under certain circumstances where the Company has a repurchase agreement with the lender. The amount of the allowance is determined based upon the current financial status of the Company’s dealers. The Company has accrued allowance for boat repurchases of $64,124 and $15,459 at June 30, 2007 and June 30, 2006 respectively.

Revenue Recognition: The Company generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when legal title and all other incidents of ownership have passed to the dealer or to the Government. Prior to the sale to the dealer or the Government, the Company must have received a signed Sales Order Acknowledgement from the dealer or the Government specifying the terms of the sale, including the sales price. All boat sales are Cash on Delivery basis, or with prior approval of the buyer’s third party commercial lender, thus assuring the ability to collect.

In addition to other dealer incentives, the Company offers a sales incentive plan whereby floor plan interest is paid by the Company up to six months (180 days) or until the boat is sold by the dealer. Each month the Company calculates an amount equal to the estimated potential floor plan interest payment for the remainder of the 180 day period beginning on the invoice date for each boat still in floor plan inventory. The sum of these individual calculations is accrued as a liability and recorded as a selling expense. (See Note 8) As the number of boats and the time remaining in the free floor plan interest period varies from month to month, the variation is reflected in floor plan interest expense.

Income Taxes: The Company accounts for income taxes in accordance with issued Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (See Note 7).

Advertising Cost: Cost incurred in connection with advertising and promotion of the Company’s products is expensed as incurred. Such costs amounted to $2,013,740, $1,412,435 and $1,264,368 for the years ended 2007, 2006 and 2005, respectively.

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

Reclassifications: The consolidated financial statements and notes for years prior to the year ended June 30, 2007 have been reclassified to conform with headings and classifications used in the June 30, 2007 financial statements. The reclassifications had no effect on net income or shareholder’s equity as previously reported.

Cash Surrender Value of life insurance policies: - At June 30, 2007 and 2006, the Company owns six life insurance policies on Reginald M. Fountain, Jr., the Company’s Chairman and Chief Executive Officer for a total of $8,091,411 and $7,780,253 in coverage and $2,951,010 and $2,552,682 cash value, respectively. At June 30, 2007 the Company has borrowed $1,500,000 against the policies, which is shown in long term debt on the consolidated balance sheet. At June 30, 2006, the Company had no outstanding loans against the policies.

Research and Development: The Company expenses the costs of research and development for new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $757,186 for Fiscal 2007, $780,520 for Fiscal 2006, and $786,129 for Fiscal 2005.

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

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. As such, SFAS No. 133 requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected, net of tax, in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet.

Recently Enacted Accounting Standards:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. We adopted the provisions of SFAS No. 154 during the fiscal year beginning July 1, 2006. The adoption of SFAS No. 154 did not significantly impact our consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first, evaluating whether a tax position has met a more-likely-than-not recognition threshold, and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning July 1, 2007.  Compliance is not expected to significantly impact our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS 159). SFAS 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the statement to have an effect on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No.108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year’s errors on the income statement. We have previously used the roll-over method for quantifying identified financial statement misstatements.

SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We adopted SAB 108 during the quarter ended June 30, 2007 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements. The following table summarizes the effects of applying the guidance in SAB 108:

	Period in which the misstatement originated (1)
	Cumulative Prior to July 1, 2004	Year ended June 30, 2005	Year ended June 30, 2006	Adjustment Recorded as of June 30, 2006
Warranty reserve adjustment (2)	$389,244	$(91,526)	$30,525	$328,243
Impact on net income (loss) (3)	$(389,244)	$91,526	$(30,525)
Accumulated deficit (4)				$(328,243)

(1)	The Company quantified these errors under the roll-over method and concluded that they were immaterial both individually and in the aggregate.
(2)
The Company’s calculation of warranty reserve, and the resulting warranty expense, had inappropriately always excluded boats remaining in dealer inventory. As a result of this error, our warranty reserve liability and warranty expense was understated by $389,244 in fiscal years beginning prior to July 1, 2004, overstated by $91,526 in the fiscal year ended June 30, 2005 and understated by $30,525 in the fiscal year ended June 30, 2006. Due to our assessment as to the recoverability of deferred tax assets, we have determined that there is no related tax impact resulting from these understatements.

(3)	Represents the net over/(under)statement of net income for the indicated periods resulting from these misstatements.
(4)	Represents the net reduction to retained earnings recorded as of July 1, 2006 to record the initial application of SAB 108.

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

Comprehensive Income (Loss) - The Company reports as comprehensive income changes in stockholders’ equity during the year from sources other than shareholders. Other comprehensive income (loss) refers to all components (revenues, expenses, gains, and losses) of comprehensive income (loss) that are excluded from net income (loss). The Company’s only component of other comprehensive income (loss) is unrealized gains and losses related to interest rate swap agreements. For the years ended June 30, 2007, 2006 and 2005, the Company’s other comprehensive income (loss) was ($98,811), $149,997, and $19,184, respectively, resulting in total comprehensive income (loss) of ($5,145,097), $2,554,909, and $775,396 respectively for those years.

Stock Based Compensation - The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The plans are more fully described in Note 6. Prior to the year ended June 30, 2006 the Company accounted for stock options issued to employee, officers and directors under the stock incentive plan in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal or exceed the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the Consolidated Statements of Income for the year ended June 30, 2005.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the fiscal year that begins after June 15, 2005. Accordingly, we adopted SFAS No. 123(R) on July 1, 2005 and it had no effect on net income for Fiscal 2007 or 2006 because all outstanding options vested fully prior to July 1, 2005.

Had compensation cost for stock options issued to employees under the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards prior to July 1, 2005 consistent with the provisions of SFAS No. 123, the Company’s net earnings before taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

2005
Net Income
As reported	$756,212
Less: total stock-based compensation expense determined under fair market value method for all awards, net of tax	5,083
Pro forma	$751,129
Basic net income per share
As reported	.16
Pro forma	.16
Diluted net income per share
As reported	.15
Pro forma	.15

Note 2. Accounts Receivable

Accounts Receivable consists of the following:

	Year Ended June 30,
	2007	2006
Trade receivables	$3,567,893	$3,098,978
Other receivables	138,845	344,221
Subtotal	$3,185,588	$3,443,199

Less Allowance for doubtful accounts	(17,752)	(37,331)
Net accounts receivable	$3,688,986	$3,405,868

Note 3. Inventories.

Inventories consist of the following:

	Year Ended June 30,
	2007	2006
Parts and supplies	$3,021,355	$2,916,893
Work-in-process	3,431,664	3,189,007
Finished goods	246,666	885,339
	6,699,685	6,991,239
Reserve for obsolescence	(54,472)	(32,051)
	$6,645,213	$6,959,188

All of the inventory is owned by the Company and pledged as collateral on notes and mortgages payable at June 30, 2007.

Note 4. Property, Plant and Equipment.

Property, plant and equipment consists of the following:

	Estimated Useful Lives	June 30,
	in Years	2007	2006
Land and related improvements	10-30	$4,746,710	$4,697,418
Buildings and related improvements	10-30	10,191,770	10,023,630
Construction-in-progress	N/A	322,219	369,259
Production molds and related plugs	8	25,736,699	24,685,048
Machinery and equipment	3-5	6,325,792	6,078,588
Furniture and fixtures	5	768,985	760,800
Computer equipment	5	1,152,731	1,003,404
Transportation equipment	5	288,537	280,263
		49,533,443	47,898,410

Accumulated depreciation		(33,104,217)	(30,790,537)
		$16,429,226	$17,107,873

Depreciation expense by asset category was as follows:

	2007	2006	2005
Land improvements	$135,374	$132,009	$129,372
Buildings	326,567	309,695	278,563
Molds & plugs	1,392,333	1,214,869	1,111,953
Machinery & equipment	283,781	219,210	218,440
Furniture & fixtures	52,553	30,597	16,518
Transportation equipment	17,208	23,580	33,422
Computer equipment	105,991	90,900	51,900
Total	$2,313,807	$2,020,860	$1,840,168

All of the land, buildings and improvements are owned by the Company and are held as collateral on notes payable and long term debt at June 30, 2007.

Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. During 2007 and 2006, the Company reviewed its long-lived asset balances for impairment and no adjustments were recorded as a result of those reviews.

Note 5. Long-term Debt and Pledged Assets.

On September 19, 2005, the Company entered into a $16,500,000 term loan agreement (the “Loan”) with Regions Bank. The proceeds from the Loan were used to repay, and concurrently cancel, the long-term loan with Bank of America.  Upon cancellation of the Bank of America loan, the Company expensed that portion of the deferred costs paid to acquire the loan which had not been amortized during the term of the loan. The amount of the deferred loan costs expensed in Fiscal 2006 is $229,801. The Loan with Regions Bank matures September 19, 2010 and is secured by accounts receivable, inventories, property, plant and equipment, death proceeds under certain life insurance policies, and common stock. Principal payments, beginning at approximately $55,000 and escalating over time, are due monthly, commencing September 30, 2005, with a final principal payment of $12,646,733 due September 19, 2010. Interest is payable monthly. The Loan includes $4,125,000 that bears interest, at the Company’s option, under one of two available methods. The first available interest computation method provides for interest at the higher of the Prime Rate or the Federal Funds rate plus 1/2%. The second available interest computation method provides for interest at the sum of (i) the one month LIBOR rate divided by 1.0 minus the Eurodollar Reserve Percentage, and (ii) 1.75%. The Company may select either of the two interest rate methodologies by providing written notification to Regions Bank. The balance of the Loan ($12,375,000 at inception) bears interest that has been set at a fixed annual rate of 6.45% through the use of an interest rate swap. The fixed annual rate of 6.45% is a blended rate that combines the 1.75% premium over one month LIBOR listed above with a fixed interest rate of 4.70% paid by the Company to the counterparty under the terms of our interest rate swap agreement, described below.

The Company utilizes interest rate swap agreements to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. As such, SFAS No. 133,“Accounting for Derivative Instruments and Hedging Activities”, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. During the quarter ended September 30, 2005, the Company terminated a then extant interest rate swap agreement with Bank of America related to the Bank of America loan, which was repaid during the period. At termination, that swap agreement with Bank of America resulted in a gain to the Company of $84,524. The Company entered into a new interest rate swap agreement (the “Swap”) with Regions Bank related to the new Regions Bank loan, taken during the period. The Swap with Regions Banks has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70% due to Regions Bank. The Swap has a floating interest rate due to the Company which is based on LIBOR and is reset monthly. As of June 30, 2007 and 2006 the market value adjustment for the Swap results in an unrealized gain totaling $209,809 and $370,585 respectively. SFAS No. 133 also requires periodic assessment of the effectiveness of any instrument designated as a hedge. If the assessment indicates the hedge is less than highly effective in offsetting the gains or losses incurred by the hedged transaction, the ineffective portion of the hedge must be reported currently in the Company’s Consolidated Statement of Operations. The results of the assessment as of June 30, 2007 indicate that the hedge is highly effective, and we have determined that the ineffective portion is immaterial.

The Loan contains certain restrictive covenants setting forth earnings before interest, taxes and depreciation (EBITDA) and capital expenditures, which were restructured by Regions Bank on June 27, 2007. These covenants also include a number of other limitations, including restrictions on capital expenditures, mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Company expects to maintain compliance with these restrictive covenants, and believes that these restrictions will not have a material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry. As of June 30, 2007 the Company was in compliance with all covenants.

On July 12, 2006, the Company entered into an Agreement (the “Credit Facility”), referenced in the consolidated balance sheet as notes payable, with Regions Bank that provides for a secured, non-revolving line of credit under which the Company may obtain up to an aggregate of $5 million in loans from the lender during the one-year term of the agreement. The Company will use loans it obtains under the Credit Facility to finance its production of boats for display or demonstration at dealer meetings, boat shows, performance trials and factory demonstrations and that are of a configuration that are not available from a dealer’s stock. Boats financed with loans under the Credit Facility will be sold to dealers after they are no longer needed by the Company. At June 30, 2007 there was one loan outstanding under the Credit Facility in the amount of $799,333. That loan has been repaid subsequent to June 30, 2007.

Each loan under the Credit Facility will be repayable in full one year following the loan date or, if earlier, upon the sale or transfer of the boat that secures that loan. The Company may obtain a six (6) month extension of the maturity of any loan upon repayment of at least 20 percent (20%) of the outstanding loan amount prior to the loan maturity date. The Company has fully and unconditionally guaranteed all obligations under the Credit Facility.

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

The Company’s obligations in connection with each loan under the Credit Facility will be secured by a lien on the boat for which that loan was obtained. Additionally, collateral documents that the Company entered into with the lender on September 19, 2005 to secure the Company’s obligations under a $16,500,000 term loan agreement, the Loan, (including a (1) Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement, (2) Security Agreement, and (3) Pledge Agreement), have been amended to also secure loans under the Credit Facility as well. As a result, the Company’s obligations under the Credit Facility are secured by all real estate and all furniture, fixtures and equipment owned by the Company and associated with its manufacturing facilities, all of the Company’s accounts receivable, inventory and other assets, and all shares of Fountain Powerboats, Inc. (the subsidiary) capital stock that the Company owns.

Following is a summary of long-term debt at June 30, 2007:

	2007	2006
Regions Bank term loan (the “Loan”)	$15,228,697	$15,940,684
Borrowings against the Cash Surrender Value of key man life insurance policies owned by the Company.	1,500,000	—
Total long term debt	16,728,697	15,940,684

Less: Current maturities included in current liabilities:	(759,290)	(711,984)
	$15,969,407	$15,228,700

The estimated aggregate maturities required on the long-term debt for each of the years ending June 30 are as follows:

2008	759,290
2009	809,737
2010	863,537
2011	12,796,133
No contractual maturity (Cash Surrender Value borrowing)	1,500,000
$16,728,697

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

The Company has two stock option plans in effect at June 30, 2007. All options outstanding as of June 30, 2006 were fully vested and no new options were issued during the year ended June 30, 2007, therefore no option related compensation cost has been charged against income for the years ended June 30, 2007 and 2006.

On June 21, 1995, the shareholders voted to adopt the 1995 stock option plan. The plan provided 450,000 options to purchase the common stock to be granted by the Board of Directors to employees or directors of the Company. On August 4, 1995, the Board of Directors voted to grant the 450,000 stock options to Mr. Reginald M. Fountain, Jr. at $4.67 per share, exercisable for 10 years from the date granted, on a non-qualified basis. On November 9, 2004, the shareholders of Fountain Powerboats, Inc. approved an amendment to this plan to permit the Board of Directors to extend the term of this plan to August 4, 2008. As of June 30, 2007, none of these options have been exercised.

During 1999, the shareholders voted to adopt the 1999 Employee Stock Option Plan (the Plan), which expires January 11, 2009. Under the Plan, the board is empowered to grant options to purchase up to 120,000 shares of common stock to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). During the Company’s November 19, 2002 Annual Meeting the shareholders approved amendment of the 1999 Employee Stock Option Plan to increase the number of shares available for issuance under that plan from 120,000 to 175,000 shares. As of June 30, 2007, 88,333 options are available for grant under the plan.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the years ended June 30, 2007 and 2006.

The risk free rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the price of the Company’s common stock for a period consistent with the anticipated life of the option granted. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options.

A summary of the status of the options granted under the Company’s 1995 and 1999 stock option plans and other agreements at June 30, 2007, 2006 and 2005, and changes during the periods then ended is presented in the table below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	470,000	4.53	500,000	$4.36	560,000	$4.16
Exercised	10,000	1.60	—	—	26,667	$1.56
Forfeited	—	—	30,000	$1.60	33,333	$3.37
Outstanding at end of period	460,000	4.59	470,000	$4.53	500,000	$4.36
Exercisable at end of period	460,000	4.59	470,000	$4.53	500,000	$4.36

A summary of the status of the options outstanding under the Company’s stock option plans and other agreements at June 30, 2007 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.34	10,000	.45 years	$1.34	10,000	$1.34
$4.67	450,000	1.10 years	4.67	450,000	4.67
	460,000			460,000

The Company had 10,000 options exercised during the year ended June 30, 2007 at an intrinsic value of $22,000. Of the options outstanding on June 30, 2007, only 10,000 had intrinsic value, totaling $15,400. As of June 30, 2006, the intrinsic value of options outstanding was approximately $9,000.

Note 7. Income Taxes.

The Company has provided for deferred income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, whereby deferred income taxes are determined based upon the enacted income tax rates for the years in which these taxes are estimated to be payable or recoverable. Deferred income taxes arise from temporary differences resulting from a difference between the tax basis of an asset or liability and its reported amount in the financial statements.

The significant components of the provision for income taxes for the years ended June 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current tax provision
Federal	$—	$—	$(20,263)
State	—	—	(969)
Total current tax provision	—	—	(21,232)
Deferred tax provision
Federal	(1,158,091)	383,221	292,283
State	(259,031)	77,037	63,307
Total deferred tax provision	(1,417,122)	460,258	355,590
Provision for income tax expense before adjustment to deferred tax asset valuation allowance	(1,417,122)	460,258	334,358
Increase (decrease) in valuation allowance	2,700,850	(1,744,004)	(355,590)
Net provision (benefit) for income taxes	1,283,728	$(1,283,746)	$(21,232)

The difference between the provision (benefit) for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2007	2006	2005
Expected income tax expense (benefit)	$(1,279,269)	$381,197	$249,893
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	(171,347)	51,058	41,165
Nondeductible expenses	37,215	28,004	43,300
Adjustment to deferred tax asset valuation allowance	2,700,850	(1,744,004)	(355,590)
Other permanent differences	(3,721)	—	—

Provision (benefit) for income taxes	$1,283,728	$(1,283,746)	$(21,232)

Note 7. Income Taxes. [Continued]

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at June 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets relating to:
Inventory capitalization difference	$191,136	$180,881
Bad debt allowance	6,843	14,391
Reserve for obsolete inventory	20,999	12,356
Reserve for buy backs	24,719	5,960
Warranty reserve	236,576	243,774
Accrued dealer incentives	234,063	299,906
Reserve for health insurance	55,898	62,451
Accrued executive compensation	—	60,170
Net operating loss carryforward	3,130,059	1,744,639
Charitable contributions carryforward	2,713	892
Alternative minimum tax credit carryforward	41,524	41,524
Investment tax credits	86,294	86,294
Total deferred tax assets	4,030,826	2,753,238
Less valuation allowance	2,700,850	—
Deferred tax assets net of valuation allowance	1,329,976	2,753,238
Deferred tax liabilities relating to:
Property and equipment	(1,329,976)	(1,469,492)
Unrealized gain on swap	(80,896)	(142,861)
Total deferred tax liability	(1,410,872)	(1,612,353)

Net recorded deferred tax asset (liability)	$(80,896)	$1,140,885

Deferred income taxes are presented in the accompanying consolidated balance sheets as follows at June 30, 2007 and 2006:

	2007	2006
Current deferred tax asset.	$—	$1,446,018
Noncurrent deferred tax liability.	(80,896)	(305,133)

	$(80,896)	$1,140,885

As of June 30, 2007 the Company had net deferred tax assets of $2,700,850 that were fully offset by a valuation allowance because, as of that date, it was Management’s conclusion that there continued to be doubt as to whether those deferred tax assets were more likely than not to be realized in the future. The deferred tax assets principally related to the potential future benefits of tax net operating loss carryforwards, most of which had been generated during the years ended June 30, 2002 and June 30, 2007 when the Company generated substantial net losses. During the year ended June 30, 2007 the Company performed an evaluation, in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, of the likelihood of realization of its deferred tax assets. The evaluation resulted in the application of a valuation allowance.

The Company has available federal and state operating loss carry forwards at June 30, 2007 of approximately $8,208,000 and $7,449,000, respectively, which expire at various dates through 2027.

Note 8. Commitments and Contingencies.

Employment Agreement: The Company entered into a one-year employment agreement in 1989 with it’s Chairman, Reginald M. Fountain, Jr. The agreement provides for automatic one-year renewals at the end of each year subject to Mr. Fountain’s continued employment. The agreement was reviewed and reaffirmed by the Board of Directors during the year ended June 30, 2007.

During Fiscal 2005 the Company entered into a one-year employment agreement with R. David Knight, it’s President. The agreement provides for automatic one-year renewals at the end of each year, subject to Mr. Knight’s continued employment, and compensation for three years in event of termination or change in status without cause due to change in control. The agreement was reviewed and revised by the Board of Directors during the year ended June 30, 2006.

Dealer Interest: The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to $1,534,302 for Fiscal 2007, $1,462,821 for Fiscal 2006 and $1,238,274 for Fiscal 2005. They are included in the accompanying consolidated statements of operations as part of net sales. At June 30, 2007, 2006 and 2005 the estimated dealer incentive interest included in accrued dealer incentives amounted to $202,791, $257,050 and $223,542, respectively.

Product Liability and Other Litigation: There were various warranty lawsuits against the Company extant at June 30, 2007. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney’s fees and any losses, which may occur from these lawsuits over and above the insurance deductibles. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 2007 and 2006, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to $24,375,708 and $35,212,412, respectively. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events, which can be reasonably estimated. At June 30, 2007 and 2006, the allowance for boat repurchases was $64,124 and $15,459, respectively.

401 (k) Payroll Savings Plan: During Fiscal 1991, the Company initiated a 401(k) Payroll Savings Plan (the 401(k) Plan) for all employees. Eligible employees may elect to defer up to twenty-five percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company currently matches fifty percent of the employee’s deferred salary amounts limited to a maximum of six percent of their salaried amounts, or effectively a maximum of three percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401(k) Plan. There are no post-retirement benefit plans in effect. The Company’s employer contribution to the 401(k) Plan was $125,429 for Fiscal year 2007, $131,626 for Fiscal 2006 and $113,633 for Fiscal 2005.

Environmental: The Company was notified in 1994 by the United States Environmental Protection Agency (“EPA”) that it has been identified as a potential responsible party (“PRP”) and may incur, or may have incurred, liability for the remediation of contamination at the Seaboard waste disposal site, located in High Point, North Carolina (also referred to as the Jamestown, North Carolina site) resulting from the disposal of hazardous substances at that site by a third party contractor of the Company. The Company’s share of the approximately 14.3 million gallons of waste is 19,245 gallons, a volumetric share of .1387%. The Company’s liability at this site was defined by the Group administrator to be $28,105. The Company has entered into a de Minimus Settlement Agreement, which is expected to be executed in 2007. The entire $28,105 liability has been accrued and is reflected in the consolidated balance sheet.

Note 9. Export Sales.

The Company had export sales to customers in the following geographic areas:

	Year Ended June 30,
	2007	2006	2005
Canada, Central and South America	$3,689,071	$1,849,529	$2,474,619
Europe	4,059,120	2,722,920	1,417,819
Middle East	455,687	2,753,281	1,088,838
Africa	—	965,910	410,758
Asia	300,691	—	—
Australia	314,418	—	—
	$8,818,987	$8,291,640	$5,392,034

Note 10. Transactions with Related Parties.

The Company expensed the following amounts for apartment rentals owned or controlled by Reginald M. Fountain, Jr., the Company’s Chairman and Chief Executive Officer: in Fiscal 2007, $3,576; in Fiscal 2006, $25,435; and in Fiscal 2005, $32,358. At June 30, 2007, the Company owed Reginald M. Fountain, Jr. $0 for these rentals.

The Company expensed the following amounts for aircraft services and rentals to an entity controlled by Reginald M. Fountain, Jr.: in Fiscal 2007, $297,785; in Fiscal 2006, $255,339; and in Fiscal 2005, $178,383. At June 30, 2006 the Company owed $0 in unpaid services to this entity.

The Company expensed $20,000 during Fiscal 2007 related to a race boat owned by Reginald M. Fountain, Jr. The payment to Mr. Fountain was compensation for the Company’s use of his boat over the course of 5 years for promotion and demonstration purposes.

A Director of the Company purchased a single boat in Fiscal 2007 for $296,314 and a single boat in Fiscal 2006 for $211,174, both were at standard wholesale price for the boat model and optional features.

A Director of the Company contributed $28,000 to the Company in Fiscal 2007 and $42,000 in Fiscal 2006 in support of the Company’s offshore racing program.

Note 11. Concentration of Credit Risk.

Concentration of credit risk arises due to the Company operating in the marine industry, particularly in the United States. In Fiscal 2007 one dealer accounted for 13.6 percent of sales, one accounted for 9 percent of sales and four each accounted for 5.0 to 5.5 percent of sales. In Fiscal 2006 one dealer accounted for 10.9 percent of sales, one accounted for 8.5 percent of sales and four each accounted for 5.8 to 6.3 percent of sales. In Fiscal 2005, one dealer accounted for 10.5 percent of sales, one for 6 percent of sales, and three dealers for 5 percent of sales individually.

Note 12. Earnings per Share.

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

	2007	2006	2005
Weighted average number of common shares outstanding used in basic earnings per share	4,821,987	4,819,275	4,815,188
Effect of dilutive stock options	—	84,674	74,936
Weighted number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	4,821,987	4,903,949	4,890,124

For the year ended June 30, 2007, there were 460,000 options that were antidilutive due to the net loss generated by the Company. These antidilutive options have been omitted from the calculation of diluted earnings per share for that year. For the years ended June 30, 2006 and June 30, 2005, there were no antidilutive options outstanding. There were no adjustments required to be made to net income in the computation of diluted earnings per share.

Note 13 – Sales by Product Line.

The Company’s net sales resulted from the following product lines for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Sports boats	$28,055,275	$31,799,204	$33,819,857
Express cruisers	9,399,064	15,760,240	13,395,691
Sport fishing boats	29,629,864	29,194,785	21,123,893
Non-boat sales including (Service, Parts, Sportswear)	1,745,784	2,471,995	2,842,627

Net sales	$68,829,987	$79,226,224	$71,182,068

 Note 14 – Leases.

The Company leases, under separate non-cancelable operating lease agreements, certain machinery and equipment. These leases expire at various dates through October 2012. Future rentals under these leases are as follows:

2008	105,536
2009	105,332
2010	84,516
2011	73,239
2012	16,970
$385,593

Rental expense amounted to $106,115, $39,767, and $19,943 during the years ended June 30, 2007, 2006 and 2005, respectively.

Note 15 – Profitability Enhancements.

As shown on the accompanying consolidated financial statements, for the year ended June 30, 2007 the Company recorded a pre-tax loss totaling $3,762,558 and tax expense of $1,283,728, primarily relating to the establishment of a net deferred tax asset valuation allowance, together resulting in a net loss of $5,046,286, which represents a 56% reduction of beginning stockholders equity. While such a significant loss may raise substantial doubt about the Company’s ability to return to sustained profitability and positive cashflows, management believes such a concern has been alleviated by steps taken to improve performance. For instance, the number of employees was reduced by 24% during Fiscal 2007 to a level consistent with the lower sales achieved during Fiscal 2007. Additionally, the Company is re-engineering its distribution channels to maximize profitability. The compensation plan for the Company’s sales force has been revised to more closely align compensation with performance. The substantial expenses incurred during Fiscal 2007 for the development of “lean manufacturing” will not be repeated going forward. The Company’s management is committed to expense reductions, particularly in the areas of support for offshore powerboat racing and offshore fishing tournaments.

Note 16 – Subsequent Event.

The Company formed a wholly owned subsidiary, “Fountain Dealer’s Factory Super Store” effective July 1, 2007 for the principal purpose of selling Fountain boats at retail in a territory that can be serviced from the Company’s Washington, North Carolina location and to provide retail sales support and training to its dealer network. The subsidiary will operate out of facilities owned by the Company. The Company’s initial investment in this subsidiary totaled $100,000.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

SCHEDULES TO THE FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Fiscal 2007 Valuation and Qualifying Account Description	Balance June 30, 2006	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Payments/ Deductions	Balance June 30, 2007
Allowance for doubtful accounts	$37,331	$19,825	$—	$39,404	$17,752
Inventory Obsolescence Reserve	32,051	68,071	—	45,650	54,472
Deferred Tax Valuation Allowance	—	2,700,850	—	—	2,700,850
Warranty Expense Reserve	632,357	1,325,133	328,243	1,343,805	941,928
Allowance for Boat Repurchases	15,459	117,879	—	69,214	64,124

Fiscal 2006 Valuation and Qualifying Account Description	Balance June 30, 2005	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Payments/ Deductions	Balance June 30, 2006
Allowance for doubtful accounts	$221,572	$83,546	$—	$267,787	$37,331
Inventory Obsolescence Reserve	72,682	42,060	—	82,691	32,051
Deferred Tax Valuation Allowance	1,744,004	(1,744,004)	—	—	—
Warranty Expense Reserve	740,000	26,579	—	134,222	632,357
Allowance for Boat Repurchases	75,000	61,719	—	121,260	15,459

Fiscal 2005 Valuation and Qualifying Account Description	Balance June 30, 2004	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Payments/ Deductions	Balance June 30, 2005
Allowance for doubtful accounts	$82,841	$168,634	$—	$29,903	$221,572
Inventory Obsolescence Reserve	50,000	22,682	—	—	72,682
Deferred Tax Valuation Allowance	2,065,541	(321,537)	—	—	1,744,004
Warranty Expense Reserve	710,000	892,480	—	862,480	740,000
Allowance for Boat Repurchases	75,000	—	—	—	75,000

Detailed disclosure of activity in Schedule II accounts during Fiscal 2007

Allowance for Doubtful Accounts - Deductions during Fiscal 2007 to the Allowance for Doubtful Accounts totaled $39,404. That amount consists of accounts actually written off as bad debt totaling $47,252, which is partially offset by $7,848 from reversing allowances for accounts, previously determined to be uncollectible, which were properly settled.

Inventory Obsolescence Reserve – During Fiscal 2007, $45,650 of inventory was disposed of and deducted from the reserve.

Deferred Tax Valuation Allowance – As of June 30, 2007 the Company had net deferred tax assets of $2,700,850 that were fully offset by a valuation allowance because, as of that date, it was Management’s conclusion that there is doubt as to whether those deferred tax assets were more likely than not to be realized in the future. The deferred tax assets principally related to the potential future benefits of tax net operating loss carryforwards, most of which had been generated during the years ended June 30, 2002 and June 30, 2007 when the Company generated substantial net losses.

Warranty Expense Reserve – The Company records a liability for standard product warranties. The liability is recorded using historical warranty experience to estimate projected warranty costs. If necessary, the Company adjusts its liability for specific warranty matters when they become known and are reasonably estimable. The estimate of future warranty liability is calculated at least once during each quarter and appropriate adjustments are made to this liability account. The adoption of SAB 108 during Fiscal 2007 resulted in a $328,243 Addition to the Warranty Reserve, and, therefore, Warranty Expense.

Allowance for Boat Repurchases – Deductions during Fiscal 2007 totaled $69,214, reflecting the amount previously reserved for boats which were sold, subsequent to repurchase, during Fiscal 2007.

FOUNTAIN POWERBOATS INDUSTRIES, INC.
SUPPLEMENTARY DATA
UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007 *
Net sales	$19,413,852	$13,032,786	$16,475,688	$19,907,661
Gross profit	2,875,917	1,123,938	1,374,322	3,749,583
(Loss) Income before taxes	(277,670)	(2,363,585)	(1,640,690)	535,059
Net (loss) income	(196,670)	(1,495,479)	(3,873,524)	535,059
Net (loss) income per share:
Basic	(.04)	(.31)	(.80)	.11
Diluted	(.04)	(.31)	(.80)	.11

Fiscal 2006
Net sales	$19,157,736	$18,210,092	$18,526,332	$23,332,064
Gross profit	3,676,114	2,897,702	2,764,533	3,735,452
Income before taxes	697,058	319,296	22,410	82,402
Net income	697,058	319,296	22,410	1,366,148
Net income per share:
Basic	.14	.07	.00	.29
Diluted	.14	.07	.00	.28

Fiscal 2005
Net sales	$16,742,309	$17,256,520	$16,714,140	$20,469,100
Gross profit	1,993,148	2,375,903	2,891,593	3,649,919
Income (loss) before taxes	(373,338)	137,404	359,492	611,422
Net income (loss)	(373,338)	137,404	360,460	631,686
Net income (loss) per share:
Basic	(.08)	.03	.07	.13
Diluted	(.08)	.03	.07	.13

* Quarterly data for Fiscal 2007 is presented after giving the effect of the adoption of SAB 108 as of the first quarter of Fiscal 2007. The sum of quarterly earnings data in this presentation may differ from the Consolidated Statement of Operations due to the adoption of SAB 108. See Note 1 of “Notes to Consolidated Financial Statements” for further discussion of SAB 108.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting firms on Accounting and Financial Disclosure.

The information contained under the section captioned “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of the Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Changes have been made in the Company’s internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of the Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Documented policies and procedures were implemented to provide a framework necessary to develop, implement and administer an effective internal control process necessary for the Company to comply with requirements of the Sarbanes-Oxley Act of 2002. The Company believes that the implementation has and will significantly strengthen internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. Information regarding the Company’s directors and executive officers that appears under the captions (1) “Proposal 1: Election of Directors,” and (2) ”Executive Officers,” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Audit Committee. Information regarding the Audit Committee of the Company’s Board of Directors that appears under the captions “Committees of our Board – General” and “Audit Committee,” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Audit Committee Financial Expert. Information appearing under the caption “Audit Committee Financial Expert” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

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

Code of Ethics. Information appearing under the caption “Code of Ethics” in the Company’s definitive Prroxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation.

Information appearing under the headings “Compensation Discussion and Analysis,””Compensation Committee Report,” Executive Compensation” and Director Compensation” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes all compensation plans and individual compensation arrangements that were in effect on June 30, 2007, and under which shares of the Company’s common stock were authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	450,000	$4.67	88,333
Equity compensation plans not approved by security holders (1)	10,000	1.34	—
Total	460,000	$4.59	88,333

(1)
Includes individual options to purchase shares of the Company’s common stock held by independent contractors for 10,000 shares at an exercise price of $1.34 per share granted during 2001 and expiring during 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions. Information appearing under the caption “Transactions with Related Persons” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Director Independence. Information appearing under the caption “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Information appearing under the caption “Proposal 2. Ratification of Independent Accountants - Services and Fees During Fiscal 2007 and Fiscal 2006” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed with Report:

(1) Financial Statements. The following consolidated financial statements of the Company are contained in Item 8 of this Report.

(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts	37

(3) Exhibits. An index of exhibits that are a part of this Form 10-K appears following the signature page and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.

	By:	/S/ Reginald M. Fountain, Jr.
September 27, 2007		Reginald M. Fountain, Jr.
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Reginald M. Fountain, Jr.	Chairman and Chief Executive Officer	September 27, 2007
Reginald M. Fountain, Jr.	(Principal Executive Officer)

/S/ Craig F. Goess	Director	September 27, 2007
Craig F. Goess

/S/ Guy L. Hecker, Jr.	Director	September 27, 2007
Guy L. Hecker, Jr.

/S/ David C. Miller	Director	September 27, 2007
David C. Miller

/S/ Anthony J. Romersa	Director	September 27, 2007
Anthony J. Romersa

/S/ Anthony A. Sarandes	Director	September 27, 2007
Anthony A. Sarandes

/S/ Mark L. Spencer	Director	September 27, 2007
Mark L. Spencer

/S/ Irving L. Smith	Chief Financial Officer	September 27, 2007
Irving L. Smith	(Principal Financial Officer)

/S/ Roger F. Scott	Principal Accounting Officer	September 27, 2007
Roger F. Scott

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Registrant’s Articles of Incorporation, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

3.2	Registrant’s Bylaws, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

4.1	Form of stock certificate (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005)

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

10.6
Master Agreement between Registrant, Fountain Powerboats, Inc., Reginald M. Fountain, Jr. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.7
Engine Supply Agreement between Registrant Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.8
Omnibus Amendment and Agreement dated September 13, 2005, between Brunswick Corporation, Fountain Powerboat Industries, Inc., Fountain Powerboats, Inc., and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.9
Loan Agreement dated September 19, 2005, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.10
Loan Agreement dated July 12, 2006, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated August 23, 2006)

10.11
Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated September 19, 2005, between Fountain Powerboats, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.12
First Amendment dated July 12, 2006 to Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated September 19, 2005, between Fountain Powerboats, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated August 23, 2006)

10.13
Security Agreement dated September 19, 2005, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.14
First Amendment dated July 12, 2006, to Security Agreement dated September 19, 2005, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated August 23, 2006)

10.15
Pledge Agreement dated September 19, 2005, between Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.16
First Amendment dated July 12, 2006, to Pledge Agreement dated September 19, 2005, between Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated August 23, 2006)

10.17
Second Omnibus Amendment and Agreement dated June 21, 2007, between Brunswick Corporation, Fountain Powerboat Industries, Inc., Fountain Powerboats, Inc., and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated June 25, 2007)

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