Form 10-Q
period 2007-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2007-11-13
CIK 764858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock, $.01 par value	4,844,275 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		Page No.

Part I	Financial Information

	Item 1. Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and June 30, 2007	3

	Unaudited Condensed Consolidated Statements of Operations, for the three months ended September 30, 2007 and 2006	4

	Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended September 30, 2007 and 2006	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6 - 10

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

	Item 3. Quantitative and Qualitative Disclosures of Market Risk	13

	Item 4T. Controls and Procedures	13

Part II	Other Information

	Items 1, 1.A, 2, 3, 4, 5 & 6	13

	Signature	14

	Exhibits

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION.
ITEM 1: Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007 *
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$781,373	$2,379,383
Accounts receivable, net	2,949,453	3,688,986
Inventories	6,635,783	6,645,213
Prepaid expenses	563,869	668,237

Total Current Assets	10,930,478	13,381,819

Property, Plant & Equipment	49,791,438	49,533,443
Less: Accumulated Depreciation	(33,692,793)	(33,104,217)

	16,098,645	16,429,226

CASH SURRENDER VALUE LIFE INSURANCE	3,013,130	2,951,010
OTHER ASSETS	522,226	654,890

TOTAL ASSETS	$30,564,479	$33,416,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities - long-term debt	$771,599	$759,290
Notes payable	—	799,333
Accounts payable	2,623,189	2,846,303
Accrued expenses and other liabilities	1,207,824	1,092,908
Dealer incentives	5,133,196	6,342,467
Customer deposits	217,000	879,102
Allowance for boat repurchases	81,977	64,124
Warranty reserve	954,149	941,928

Total Current Liabilities	10,988,934	13,725,455

OTHER LONG-TERM LIABILITIES	51,883	4,828
LONG-TERM DEBT, less current maturities	15,771,828	15,969,407
DEFERRED TAX LIABILITY	—	80,896

Total Liabilities	26,812,645	29,780,586

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,844,275 shares issued and outstanding as of September 30, 2007 and June 30, 2007	48,442	48,442
Additional paid-in capital	10,574,753	10,574,753
Accumulated deficit	(6,731,661)	(7,005,001)
Less: Treasury stock, at cost 15,000 shares	(110,748)	(110,748)
Accumulated other comprehensive (loss) income	(28,952)	128,913

Total Stockholders’ Equity	3,751,834	3,636,359

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,564,479	$33,416,945

* Derived from audited consolidated financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30, 2007	September 30, 2006
NET SALES	$18,049,430	$19,413,852
COST OF SALES	15,344,844	16,537,935

Gross Profit	2,704,586	2,875,917

EXPENSES:
Selling	1,230,167	1,967,096
General and administrative	835,949	947,326

Total Expenses	2,066,116	2,914,422

OPERATING INCOME (LOSS)	638,470	(38,505)

NON-OPERATING INCOME (EXPENSE):
Other	(101,722)	24
Interest	(263,368)	(239,189)

Total Non-operating (Expense)	(365,090)	(239,165)

INCOME (LOSS) BEFORE INCOME TAXES	273,380	(277,670)

INCOME TAX EXPENSE	40	(81,000)

NET INCOME (LOSS)	$273,340	$(196,670)

BASIC EARNINGS (LOSS) PER SHARE	$.06	$(.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,844,275	4,834,275

DILUTED EARNINGS (LOSS) PER SHARE	$.06	$(.04)
..
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,848,461	4,834,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$273,340	$(196,670)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	596,174	560,678
Inventory valuation adjustment	137,810	28,505
Earnings on cash surrender value of life insurance	(62,120)	(58,699)
(Gain) loss on disposal of assets	(1,798)	—
Bad debt expense	3,859	24,574
Amortization	9,000	9,000
Deferred taxes	—	(81,000)
Change in assets and liabilities:
Accounts receivable	735,674	(4,319,860)
Inventories	(128,380)	351,770
Prepaid expenses	104,368	(32,853)
Other assets	4,035	6,440
Accounts payable	(223,114)	3,558
Accrued expenses	114,916	(178,245)
Dealer incentives	(1,209,271)	268,012
Customer deposits	(662,102)	(49,621)
Warranty reserve	12,221	22,028
Buyback allowance	17,853	11,734

Net Cash Used by Operating Activities	(277,535)	(3,630,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	3,600	—
Purchase of property, plant and equipment	(163,219)	(304,972)
Investment in molds and related plugs	(104,176)	(584,629)

Net Cash Used by Investing Activities	(263,795)	(889,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable	(799,333)	—
Proceeds from long-term debt	—	1,500,000
Payment of loan origination fees	(72,079)
Payments of long-term debt	(185,268)	(173,726)

Net Cash Provided (Used) by Financing Activities	(1,056,680)	1,326,274

Net decrease in cash and cash equivalents	(1,598,010)	(3,193,976)
Cash and cash equivalents at the beginning of period	2,379,383	4,474,552

Cash and cash equivalents at the end of period	$781,373	$1,280,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Fountain Powerboat Industries, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

The Company formed a wholly owned subsidiary, Fountain Dealer’s Factory Super Store (“FSS”) effective July 1, 2007 for the principal purpose of selling Fountain boats at retail in a territory that can be serviced from the Company’s Washington, North Carolina location and to provide retail sales support and training to its dealer network. The subsidiary will operate out of facilities owned by the Company. The Company’s initial investment in this subsidiary totaled $100,000. The financial statements of FSS have been consolidated with those of the parent company, Fountain Powerboat Industries, Inc. (“FPI”) and all other subsidiaries in accordance with accounting principles generally accepted in the United States of America.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (SFAS 155). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have adopted SFAS No. 155 which did not have a material effect on our Consolidated Financial Statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 which did not have a material effect on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Years Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. As disclosed in our 2007 Annual Report on Form 10-K filed with the SEC on September 27, 2007, we adopted SAB 108 during the quarter ended June 30, 2007 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements. Data for Fiscal 2007 presented in this report on Form 10-Q has been restated to reflect the effect of the adjustments resulting from the adoption of SAB 108. This adoption resulted in an increase in Warranty Reserve of $40,700, an increase in the net loss and a decrease in Stockholder’s Equity for the same amount as of and during the three months ended September 30, 2006. For additional information regarding the adoption and effect of SAB 108, see Note 1 of “Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS 159). SFAS 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the statement to have a material effect on its Consolidated Financial Statements.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

The Loan contains certain restrictive covenants setting forth earnings before interest, taxes and depreciation (EBITDA) and capital expenditures, which were restructured by Regions Bank on June 27, 2007. These covenants also include a number of other limitations, including restrictions on capital expenditures, mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Company expects to maintain compliance with these restrictive covenants, and believes that these restrictions will not have a material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry. As of September 30, 2007 the Company was in compliance with all covenants.

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. Under United States GAAP, aAn interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company as an adjustment to Other Comprehensive Income. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. The Company entered into an interest rate swap agreement (the “Swap) with Regions Bank related to the new Regions Bank loan dated September 19, 2005. The Swap has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70% due to Regions Bank. The Swap has a floating interest rate due to the Company which is based on LIBOR and is reset monthly. As of September 30, 2007 the market value adjustment for this swap results in an unrealized loss totaling $28,952, net of tax. SFAS No. 133 also requires periodic assessment of the effectiveness of any instrument designated as a hedge. If the assessment indicates the hedge is less than highly effective in offsetting the gains or losses incurred by the hedged transaction, the ineffective portion of the hedge must be reported currently in the Statement of Operations. The assessment results as of September 30, 2007 indicate that the hedge is highly effective, and we have determined that the impact to the Company’s Consolidated Statement of Operations is immaterial.

On September 28, 2007, the Company entered into a Dealer Floor Plan and Security Agreement (the “Floor Plan”) with Regions Bank (the “Lender”) which provides for a secured, revolving line of credit under which the Company may obtain up to an aggregate of $5 million in loans from the lender. Each loan constitutes a separate note and is to be secured by a new or used boat, acquired by Fountain Dealer’s Factory Super Store, Inc. with the proceeds of the loan, with the intent to sell the boat to a retail customer. Upon executing the retail sale, the entire loan amount is to be immediately repaid to the Lender.

The Company must pay interest monthly on the entire unpaid principal balance of the amounts borrowed under all outstanding notes. Interest is computed at the Lender’s Prime Rate + 1%, as determined on the date of each note. Each loan under the Floor Plan must be repaid in full within 9 months of the date of the note. The Floor Plan contains certain restrictive covenants setting forth minimum EBITDA and minimum Debt Service Coverage Ratio allowable. There were no outstanding borrowings at September 30, 2007. The Company expects to maintain compliance with these, and all, covenants and believes that these restrictions will not have a material effect on the Company’s ability to compete effectively in the boating industry.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements - The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 2007, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $27,300,000. At September 30, 2007, the allowance for boat repurchases was $81,977.

Dealer Interest - The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $278,400 for the three months ended September 30, 2007 and $303,434 for the three months ended September 30, 2006. The estimated unpaid dealer interest included in accrued dealer incentives amounted to approximately $354,500 at September 30, 2007 and $315,834 at September 30, 2006. For the three months ended September 30, 2007, the change in the estimated unpaid dealer interest accrual was an increase of approximately $151,700.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

Interest Rate Risk - At September 30, 2007, the Company owed $15,043,428 on the $16,500,000 Loan agreement with Regions Bank. The loan agreement has $2,668,428 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. A hypothetical 50 basis point increase in interest rates would result in an approximately $13,000 increase in annual interest expense.

Engine Supply Agreement - The Company has an Engine Supply agreement with Brunswick Corporation to purchase all marine engines from Mercury Marine, a division of Brunswick, except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 5. TRANSACTIONS WITH RELATED PARTIES

At September 30, 2007, the Company had receivables from its employees amounting to $31,161.

During the three months ended September 30, 2007, the Company paid $ 75,547 to entities owned or controlled by the Company’s Chairman and Chief Executive Officer.

NOTE 6. EARNINGS (LOSS) PER SHARE

Statement of Financial Accounting Standard (“SFAS”) 128 Earnings per Share requires disclosure of basic earnings per share and diluted earnings per share. This presentation is located on the face of the Statements of Operations for the three months ended September 30, 2007. The computations of basic earnings (loss) per share and diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised.

The weighted average common shares and common equivalent shares outstanding for the three month periods ended September 30, 2007 and 2006 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Weighted average common shares outstanding used in basic earnings per share for the three months ending	4,844,275	4,834,275

Effect of dilutive stock options	4,186	—

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,848,461	4,834,275

For the three months ended September 30, 2007 there were 450,000 options that were anti-dilutive. For the three months ended September 30, 2006, options to purchase 470,000 shares were considered anti-dilutive due to the net loss incurred by the Company.

NOTE 7. COMPREHENSIVE INCOME/(LOSS)

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses related to the interest rate swap agreement. For the three months ended September 30, 2007, the Company’s other comprehensive income was a loss of $157,865. For the three months ended September 30, 2006, the Company’s other comprehensive income was a loss of $162,795. These amounts, together with net income or loss during the three months ended September 30, 2007 result in total comprehensive income being $115,475. Total comprehensive income for the three months ended September 30, 2006 was a loss of $359,465.

NOTE 8. STOCK BASED COMPENSATION

The Company has one stock option compensation plan in effect at September 30, 2007. There were no options issued during the three months ended September 30, 2007. Furthermore, the compensation expense for all options issued and outstanding under the plan at September 30, 2007 had been charged against income in prior periods. Thus, no compensation expense was recorded during the three months ended September 30, 2007 and none was recorded for the three months ended September 30, 2006.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

A summary of stock option activity during the three months ended September 30, 2007 and the status of the remaining stock options under the plan at September 30, 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value

Outstanding at June 30, 2007	460,000	$4.59
Exercised	—	—
Authorized	—	—
Forfeited	—	—
Granted	—	—

Outstanding at September 30, 2007	460,000	$4.59	0.91 years	$—

Exercisable at September 30, 2007	460,000	$4.59	0.91 years	$—

There were no options exercised during the three months ended September 30, 2007 or 2006.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Fountain Powerboat Industries, Inc., through its wholly owned subsidiary Fountain Powerboats, Inc., is a leading manufacturer of high performance sport boats, sport fishing boats and express cruisers. The manufacturer’s sales are generated from selling the boats that are manufactured through a domestic and international network of independent dealers who market boats to retail customers. A majority of these dealers finance their inventory through third-party floorplan finance companies, which pay Fountain Powerboats, Inc. generally within seven to ten days after delivery of the boats to the dealers.

Fountain Powerboat Industries, Inc., through its wholly owned subsidiary Fountain Dealer’s Factory Super Store, Inc., sells boats produced by Fountain Powerboats, Inc., the manufacturing subsidiary, to retail customers who reside in a territory that has been assigned by the manufacturer to the retail subsidiary. The retail operation will also sell pre-owned boats taken in trade on the sales of new Fountain boats and other services to retail customers.

The discussion on business and financial strategies and directions set forth in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2007 is incorporated herein by reference.

Recreational boating is a discretionary expenditure and many purchasing decisions are influenced by interest rates, fuel prices, insurance rates, weather, general economic factors, and other socioeconomic and environmental factors. Recent economical factors negatively affecting consumer confidence and the funds available for boating purposes have significantly affected the recreational boating market.

The recreational boating market has been soft for the past three retail buying seasons. This downturn in the fiberglass recreational boat market has continued to deepen through this period and analyst are projecting that the market will not see an upturn through calendar year 2008.

The Company’s revenue for the first quarter of Fiscal 2008, ended September 30, 2007, is 7% less than the first quarter of Fiscal 2007. This level of revenue in the first quarter of the fiscal year is line with the Company’s goal of maintaining revenue at approximately $68 million for Fiscal 2008. The product mix for the first quarter is very comparable to the product mix for the first quarter of Fiscal 2007.

The selling prices of some of our boat models were increased for the 2008 Model Year to compensate for increases in material and production costs and to provide for coherent gross margins throughout all product lines. Pricing concessions and discounts to dealers have not been conceded, thus yielding a consistent gross margin from boats sold for the quarter.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

The Company’s sales organization continued their participation and assistance of dealers in the fall boat shows with success. The model of factory sales support and organization employed very successfully at the Miami International Boat Show in February 2007 is being applied to all regional and national boat shows in this fiscal year.

Outlook

The recreational boating market is expected to continue to be down through the 2008 retail season. The Company’s objective is to maintain revenue at the same level it achieved in Fiscal 2007, approximately $68 million. It will maintain an aggressive, cost effective marketing and sales program to achieve that goal.

As of September 30, 2007 the Company’s confirmed order backlog was approximately $27 million and the number of boats in dealers’ inventory was down 13.7%, as compared to September 30, 2006. Results of fall boat shows have generally been better than in prior years. These factors are indications that the Company should be able to meet its goals for the remainder of the fiscal year.

Results of Operations

Key operating and financial statistics for the three months ended September 30, 2007 and 2006 are:

	Three Months Ended
Consolidated Operations	September 30,
	2007	2006
Total number of boats sold	82	99
Net sales	$18,049,430	$19,413,852
Gross margin percent	15%	15%
SG&A expense	$2,066,116	$2,914,422
Operating income(loss)	$638,470	$(38,505)

Three Months ended September 30, 2007 compared to Three Months ended September 30, 2006

Net sales - Net sales for the three months ended September 30, 2007 were $18,049,430, as compared to $19,413,852 for the three months ended September 30, 2006, a decrease of $1,364,422 or 7 percent. The decrease in sales is attributable to the market decline that has affected the overall fiberglass recreational marine industry.

Net sales by Product Line for the three months ending September 30:

	2007	Percentage	2006	Percentage
Sport boats	$7,604,431	41%	$7,912,892	41%
Express cruisers	2,565,206	16%	3,246,706	17%
Sport fishing boats	7,452,176	41%	7,666,110	39%
Service, parts, sportswear	427,617	2%	588,144	3%

Total	$18,049,430		$19,413,852

The Company’s retail sales subsidiary is in initial phases of organization and start-up, therefore there is no comparable information for the three months ended September 30, 2006. All discussions below are from the consolidated financial statements.

Gross profit - Gross profit for the three months ended September 30, 2007 was $2,704,586, 15 percent of net sales, as compared to $2,875,917, 15 percent of net sales, for the three months ended September 30, 2006.

Selling expense - Selling related expenses were $1,230,167 for the three months ended September 30, 2007, as compared to $1,967,096 for the three months ended September 30, 2006, a reduction of $736,929 or 37.5 percent. The decrease was primarily attributable to the reduction of expenses related to the Company’s support of off-shore racing programs, advertising expenses and sales force expenses.

General and administrative expenses - General and administrative expenses were $835,949 for the three months ended September 30, 2007, as compared to $947,326 for the three months ended September 30, 2006, a reduction of $111,377 or 12 percent. The decrease in expenses was principally from reduction in legal related expenses, airplane leasing expenses and expenses related to preparation for Sarbanes-Oxley Section 404.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

Interest expense - Interest expense for the three months ended September 30, 2007 was $263,368, as compared to $239,189 for the three months ended September 30, 2006.

Net income(loss) - Net income for the three months ended September 30, 2007 was $273,340 as compared to a loss of ($196,670) for the three months ended September 30, 2006. The net profit, as compared to a net loss for the prior year, was a result of the significant reductions of selling, general and administrative expenses.

Income tax - The Deferred Tax Benefit for the three months ended September 30, 2007 is $0,,compared to a Deferred Tax Benefit of $81,000 for the same period last year. During the three months ended September 30, 2007, the Company utilized a Valuation Allowance to completely offset any tax provision or benefit due to the uncertainty surrounding the ability to fully realize the net operating loss carryforwards the Company is presently entitled to.

Liquidity and capital resources - As disclosed on the Unaudited Condensed Consolidated Statements of Cash Flows, the cash balance decreased by $1,598,010 during the three month period ended September 30, 2007 (the current period). By comparison, during the three months ended September 30, 2006 (the previous period), the cash balance decreased $3,193,976. The use of cash during the current period is primarily attributable Financing activities.

The use of cash attributable to Operating activities in the current period, $277,535, includes the Company’s Net Income for the current period, $273,340, which was more than completely offset by:

•
The Accounts Receivable ledger registered a decrease, a source of cash in the amount of $735,674. The Accounts Receivable balance at the end of the previous period was exceptionally high because it included two 48 foot Cruisers, our highest priced model, and together they accounted for approximately $1.2 million of the total in Accounts Receivable at that time. Furthermore, the total number of boats reflected in the Accounts Receivable ledger at September 30, 2007, was down to 12 from 17 at June 30, 2007.

•
Dealer Incentives decreased by $1,209,271 during the current period. This use of cash represents payments to dealers to discharge accrued liabilities created when boats were sold to those dealers. When the dealer sells a boat to a retail customer, the Company pays the dealer an amount accrued as an incentive for that dealer to provide the expected level of service for the retail customer over time.

•
Customer Deposits decreased by $662,102 during the current period. This use of cash reflects the ebb and flow of our business. Deposits taken during the past winter and spring at boat shows and other sales events were applied to invoices as the boats were built, sold and delivered during the current period. Fewer orders placed, and therefore fewer deposits collected, during the current period reflects the seasonality of the boating industry.

The use of cash during the current period attributable to investing is $263,795, 70 % less than the cash used for investing during the same period last year. The cash spent on the development of new molds and plugs was approximately 80% lower year over year primarily because the Company has not introduced any new models for Fiscal 2008. Cash spent on other fixed assets decreased approximately 50% year over year as well.

The cash used by financing activities during the current period was $1,056,680 which was primarily attributable to the repayment of a note payable in the amount of $799,333. That amount had been borrowed under a credit facility which has since been extinguished. The Company also paid $185,268 as repayment of principal on the Term Loan with Regions Bank and paid $72,079 in fees and expenses for the acquisition of the Floor Plan agreement (see Note 3).

Management is of the opinion that cash flows and existing credit facilities will satisfy its current and future liquidity demands. As of September 30, 2007 the confirmed sales order backlog was approximately $27 million.

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At September 30, 2007, the Company owed $15,043,0428 on a $16,500,000 loan agreement with Regions Bank. The loan agreement has $2,668,428 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. A hypothetical 50 basis point increase in interest rates would result in an approximately $13,000 increase in annual interest expense.

ITEM 4T. Controls and Procedures

As of September 30, 2007, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1: Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending September 30, 2007.

ITEM 1 A: Risk Factors

Along with the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which could materially affect our business, financial condition or future results. In addition to the risks described in our Annual Report on Form 10-K and investment risks that apply in the case of any boat manufacturer, our business, financial condition and operating results could be harmed by other risks, that we have not yet identified or that we currently believe are immaterial or unlikely.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3: Defaults Upon Senior Securities.

None.

ITEM 4: Submission of Matters to a vote of Security Holders.

None.

ITEM 5: Other Information.

None.

ITEM 6: Exhibits.

An index of exhibits that is a part of this Form 10-Q appears following the signature page and is incorporated herein by reference.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

By:	/s/ Irving L. Smith	Date: November 13, 2007
Irving L. Smith
Chief Financial Officer

By:	/s/ Roger F. Scott	Date: November 13, 2007
Roger F. Scott
Principal Accounting Officer

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350