Form 10-Q
period 2007-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2008-02-14
CIK 764858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Exact name of registrant as specified in charter)

Nevada	0-14712	56-1774895
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Whichard’s Beach Road, P.O. Drawer 457, Washington, NC 27889
(Address of principal executive offices)

(252) 975-2000
(Registrant’s Telephone Number, including Area Code)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 4, 2008
Common Stock, $.01 par value	4,361,184 shares

PART I. FINANCIAL INFORMATION.

ITEM 1:

FINANCIAL STATEMENTS.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,413,008	$2,379,383
Accounts receivable, net	3,495,101	3,688,986
Inventories	7,094,015	6,645,213
Prepaid expenses	751,025	668,237
Total Current Assets	12,753,149	13,381,819
Property, Plant & Equipment	50,169,921	49,533,443
Less: Accumulated Depreciation	(34,263,992)	(33,104,217)
	15,905,929	16,429,226
CASH SURRENDER VALUE LIFE INSURANCE	3,061,347	2,951,010
OTHER ASSETS	612,667	654,890
TOTAL ASSETS	$32,333,092	$33,416,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities – long-term debt	$14,374,149	$759,290
Notes payable	1,818,772	799,333
Accounts payable	2,776,440	2,846,303
Accrued expenses and other liabilities	1,529,408	1,092,908
Dealer incentives	5,737,055	6,342,467
Customer deposits	278,100	879,102
Allowance for boat repurchases	84,459	64,124
Warranty reserve	852,985	941,928
Total Current Liabilities	27,451,368	13,725,455
OTHER LONG-TERM LIABILITIES	4,828	4,828
LONG-TERM DEBT, less current maturities	2,900,000	15,969,407
DEFERRED TAX LIABILITY	—	80,896
Total Liabilities	30,356,196	29,780,586
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,844,275 shares issued and outstanding as of December 31, 2007 and as of June 30, 2007	48,442	48,442
Additional paid-in capital	10,574,753	10,574,753
Accumulated deficit	(7,496,676)	(7,005,001)
Less: Treasury stock, at cost , 465,691 shares as of December 31, 2007 and 15,000 shares as of June 30, 2007	(959,626)	(110,748)
Accumulated other comprehensive (loss) income	(189,997)	128,913
Total Stockholders’ Equity	1,976,896	3,636,359
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,333,092	$33,416,945

* Derived from audited consolidated financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	December 31, 2007	December 31, 2006
NET SALES	$15,196,038	$13,032,786
COST OF SALES	12,979,767	11,908,848
Gross Profit	2,216,271	1,123,938
EXPENSES:
Selling	1,665,104	2,208,873
General and administrative	998,243	930,366
Total Expenses	2,663,347	3,139,239
OPERATING INCOME (LOSS)	(447,076)	(2,015,301)
NON-OPERATING INCOME (EXPENSE):
Other	(15,708)	(50,035)
Interest	(302,271)	(298,249)
Total Non-operating (Expense)	(317,979)	(348,284)
LOSS BEFORE INCOME TAXES	(765,055)	(2,363,585)
INCOME TAX BENEFIT	—	868,107
NET LOSS	$(765,055)	$(1,495,478)
BASIC EARNINGS (LOSS) PER SHARE	$(.16)	$(.31)
WEIGHTED AVERAGE SHARES OUTSTANDING	4,791,974	4,834,275
DILUTED EARNINGS (LOSS) PER SHARE	$(.16)	$(.31)
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,791,974	4,834,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six months ended
	December 31, 2007	December 31, 2006
NET SALES	$33,245,468	$32,446,638
COST OF SALES	28,324,611	28,446,783
Gross Profit	4,920,857	3,999,855
EXPENSES:
Selling	2,895,272	4,175,969
General and administrative	1,834,192	1,877,692
Total Expenses	4,729,464	6,053,661
OPERATING INCOME (LOSS)	191,393	(2,053,806)
NON-OPERATING INCOME (EXPENSE):
Other	(117,430)	(50,011)
Interest	(565,639)	(537,438)
Total Non-operating (Expense)	(683,069)	(587,449)
LOSS BEFORE INCOME TAXES	(491,676)	(2,641,255)
INCOME TAX BENEFIT	—	949,107
NET LOSS	$(491,676)	$(1,692,148)
BASIC EARNINGS (LOSS) PER SHARE	$(.10)	$(.35)
WEIGHTED AVERAGE SHARES OUTSTANDING	4,810,624	4,834,275
DILUTED EARNINGS (LOSS) PER SHARE	$(.10)	$(.35)
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,810,624	4,834,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six months ended
	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(491,676)	$(1,692,148)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,200,077	1,135,596
Earnings on cash surrender value of life insurance	(110,337)	(107,416)
(Gain) loss on disposal of assets	(1,798)	—
Bad debt expense	11,108	35,873
Amortization	53,453	18,001
Deferred taxes	—	(1,047,987)
Change in assets and liabilities:
Accounts receivable	182,777	244,081
Inventories, net	(448,802)	(2,419,926)
Prepaid expenses	(82,788)	(96,433)
Other assets	18,950	390,056
Accounts payable	(69,863)	(871,905)
Accrued expenses	127,372	(107,536)
Dealer incentives	(605,412)	(43,979)
Customer deposits	(601,002)	(271,570)
Warranty reserve	(88,943)	107,498
Buyback allowance	20,335	117,879
Other long-term liabilities	—	4,827
Net Cash Used by Operating Activities	(886,549)	(4,605,089)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	3,600	—
Purchase of property, plant and equipment	(271,676)	(466,505)
Investment in molds and related plugs	(406,907)	(777,857)
Net Cash Used by Investing Activities	(674,983)	(1,244,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,818,772	4,044,918
Payments of notes payable	(799,333)	(1,352,762)
Proceeds from long-term debt	1,400,000	1,500,000
Payment of loan origination fees	(120,857)	—
Payments of long-term debt	(854,547)	(350,268)
Payments to re-purchase common stock	(848,878)	—
Net Cash Provided by Financing Activities	595,157	3,841,888
Net decrease in cash and cash equivalents	(966,375)	(2,007,563)
Cash and cash equivalents at the beginning of period	2,379,383	4,474,552
Cash and cash equivalents at the end of period	$1,413,008	$2,466,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Fountain Powerboat Industries, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for the three and six month periods ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

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

The Company formed a wholly owned subsidiary, Fountain Dealers’ Factory Super Store (“FSS”) effective July 1, 2007 for the principal purpose of selling Fountain boats at retail in a territory that can be serviced from the Company’s Washington, North Carolina location and to provide retail sales support and training to its dealer network.  The subsidiary will operate out of facilities owned by the Company.  The Company’s initial investment in this subsidiary totaled $100,000.  The financial statements of FSS have been consolidated with those of the parent company, Fountain Powerboat Industries, Inc. (“FPI”) and all other subsidiaries in accordance with accounting principles generally accepted in the United States of America.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (SFAS 155). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have adopted SFAS No. 155 which did not have a material effect on our Consolidated Financial Statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We have adopted FIN 48 which did not have a material effect on our Consolidated Financial Statements.  The Company’s tax filings for years ended 2005 through 2007 are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue.  The Company’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or non-interest expense, respectively.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 157 on its financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Years Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. As disclosed in our 2007 Annual Report on Form 10-K filed with the SEC on September 27, 2007, we adopted SAB 108 during the quarter ended June 30, 2007 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements. Data for Fiscal 2007 presented in this report on Form 10-Q has been restated to reflect the effect of the adjustments resulting from the adoption of SAB 108.  This adoption resulted in an increase in Warranty Reserve, an increase in the net loss and a decrease in Stockholder’s Equity in the amounts of $85,470 and $126,170 as of and during the three and six month periods ended December 31, 2006, respectively.  For additional information regarding the adoption and effect of SAB 108, see Note 1 of “Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

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

In 2006 the Emerging Issues Task Force issued EITF Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Opinion 12, as appropriate. This issue is applicable for interim or annual reporting periods beginning after December 15, 2007.  The Company does not expect the pronouncement to have a material effect on its Consolidated Financial Statements.

In March 2007, the FASB ratified the consensuses reached by the EITF relating to EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”  EITF 06-10 established that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB No. 12 if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 and is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3.  DEBT AND PLEDGED ASSETS

On November 16, 2007, the Company restructured its long-term debt.  On that date the Company entered into an Amended & Restated Loan Agreement with Regions Bank consisting of 1) a $14,500,000 term loan (the “Term Loan”) and 2) a $2,000,000 revolving line of credit (the “Revolver”).  This agreement amends and restates in its entirety the original $16,500,000 term loan the Company entered into with Regions Bank on September 19, 2005.  The Amended & Restated Loan Agreement matures September 19, 2010 and is secured by accounts receivable, inventories, property, plant and equipment, death proceeds under certain life insurance policies, and common stock.

Principal payments on the Term Loan continue on the same schedule as under the original loan agreement at approximately $63,000 per month during the three months ended December 31, 2007, escalating over time with a final principal payment of $12,286,254 due September 19, 2010. Interest is payable monthly. The Term Loan includes $2,125,000 that bears interest, at the Company’s option, under one of two available methods. The first available interest computation method provides for interest at the higher of the Prime Rate or the Federal Funds rate plus 1/2%. The second available interest computation method bears interest at the sum of (i) the one month LIBOR rate divided by 1.0 minus the Eurodollar Reserve Percentage, and (ii) 1.75%. The Company may select either of the two interest rate methodologies by providing written notification to Regions Bank. The balance of the Term Loan, $12,375,000, bears interest that has been set at a fixed annual rate of 6.45% through the use of an interest rate swap.  The fixed annual rate of 6.45% is a blended rate that combines the 1.75% premium over one month LIBOR referenced above with a fixed interest rate of 4.70% paid by the Company to the counterparty under the terms of our interest rate swap agreement, described below.

The Revolver maturity date is July 12, 2008.  Loans under the Revolver must be in a principal amount of at least $500,000 and will accrue interest at a rate equal to the higher of i) Regions Bank’s prime rate plus one half of one percent per annum plus the applicable margin or ii) the Fed Funds Rate plus one half of one percent per annum plus the applicable margin.  The applicable margin for loans under the revolver is one percent per annum.  Principal repayment of any loans under the Revolver will be accomplished by releasing the receipts of the Company’s lockbox to Regions Bank until any loans under the Revolver, plus accrued interest, is repaid.

The Amended & Restated Loan Agreement contains restrictive covenants setting forth minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and maximum allowable capital expenditures.  Other covenants include a number of other limitations, including restrictions on mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends.  The Company believes that these restrictions will not have a material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry.   As of December 31, 2007 the Company was not in compliance with the covenant setting forth minimum EBITDA.  The minimum EBITDA required for the three months ended December 31, 2007 is $1,248,496.  The actual EBITDA reported by the Company for that period is $141,119.  Regions Bank has issued to the Company a waiver of their right to remedy the technical default resulting from the Company’s breach of this covenant.  This waiver extends to the end of the three months ending March 31, 2008, at which time covenant compliance will be determined anew.  As a consequence of violating this covenant, the entire balance outstanding on the Term Loan has been reclassed from Long-Term Debt to Current Liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets.  Failure by the Company to observe or perform according to any covenant results in an event of default of the loan agreement.  The remedy for an event of default prescribed in the Amended & Restated Loan Agreement is for Regions Bank to declare all or any part of any obligation of the Company to Regions Bank due and payable immediately.

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates.  Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument.  Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company as an adjustment to Other Comprehensive Income.  The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet.  The Company entered into an interest rate swap agreement (the “Swap) with Regions Bank related to the original Regions Bank loan dated September 19, 2005 and maintains the Swap as a hedge related to the Term Loan of the Amended & Restated Loan Agreement dated November 16, 2007.  The Swap has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70% due to Regions Bank.  The Swap has a floating interest rate due to the Company which is based on LIBOR and is reset monthly.  As of December 31, 2007 the market value adjustment for this swap results in an unrealized loss totaling $189,997, net of tax.  SFAS No. 133 also requires periodic assessment of the effectiveness of any instrument designated as a hedge.  If the assessment indicates the hedge is less than highly effective in offsetting the gains or losses incurred by the hedged transaction, the ineffective portion of the hedge must be reported currently in the Statement of Operations. The assessment results as of December 31, 2007 indicate that the hedge is highly effective, and we have determined that the impact to the Company’s Consolidated Statement of Operations is immaterial.

On September 28, 2007, the Company entered into a Dealer Floor Plan and Security Agreement (the “Floor Plan”) with Regions Bank (the “Lender”) which provides for a secured, revolving line of credit under which the Company may obtain up to an aggregate of $5 million in loans from the lender.  Each loan constitutes a separate note and is to be secured by a new or used boat, acquired by Fountain Dealers’ Factory Super Store, Inc. with the proceeds of the loan, with the intent to sell the boat to a retail customer.  Upon executing the retail sale, the entire loan amount is to be immediately repaid to the Lender.

The Company must pay interest monthly on the entire unpaid principal balance of the amounts borrowed under all outstanding notes. Interest is computed at the Lender’s Prime Rate + 1%, as determined on the date of each note.  Each loan under the Floor Plan must be repaid in full within 9 months of the date of the note.  At December 31, 2007, the outstanding amount of all loans was $1,818,772.  The Floor Plan contains certain restrictive covenants setting forth minimum EBITDA and minimum Debt Service Coverage Ratio allowable.  The Company believes that these restrictions will not have a material effect on the Company’s ability to compete effectively in the boating industry.  At December 31, 2007, the Company was in compliance with the Floor Plan covenants.

At December 31, 2007, the Company had outstanding loans totaling $2,900,000 from the Cash Surrender Value of key man life insurance policies it owns on the life of founder, Chairman and CEO Reginald M. Fountain, Jr.  This amount consists of ten individual loans, against each of six policies, taken between September 2006 and December 2007.  Each loan accrues interest at a fixed rate.  The interest rates are specific to each individual policy and range from 5.77% per annum to 8.00% per annum.  Interest accrues each month and is due annually on the anniversary date of the loan.  Failure to pay interest when due results in accrued interest being added to the outstanding principal balance.  Repayment of principal and interest is not required, however, failure to do so results in a decrease in the death benefit and, under certain conditions, may result in termination of policies.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements – The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 2007, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $36,900,000. At December 31, 2007, the allowance for boat repurchases was $84,459.

Dealer Interest – The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $488,000 and $763,000 for the three and six months ended December 31, 2007, respectively.  These interest charges amounted to approximately $430,000 and $720,000 for the three and six months ended December 31, 2006, respectively.  The estimated unpaid dealer interest included in accrued dealer incentives amounted to approximately $475,381 at December 31, 2007 and $441,360 at December 31, 2006.  For the six months ended December 31, 2007, the change in the estimated unpaid dealer interest accrual was an increase of approximately $272,600.

Interest Rate Risk - At December 31, 2007, the Company owed $14,374,149 on the $14,500,000 Term Loan from Regions Bank. The loan agreement has $1,999,149 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%.  In addition, the outstanding balance on the Dealer Floor Plan and Security agreement, $1,818,772 as of December 31, 2007, accrues interest at the lender’s Prime Rate plus 1%.  A hypothetical 50 basis point increase in interest rates would result in an approximately $19,100 increase in annual interest expense.

Engine Supply Agreement – The Company has an Engine Supply agreement with Brunswick Corporation to purchase all marine engines from Mercury Marine, a division of Brunswick, except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 5.  TRANSACTIONS WITH RELATED PARTIES

At December 31, 2007, the Company had receivables from its employees amounting to $42,155.

During the three and six months ended December 31, 2007, the Company paid $103,085 and $178,632, respectively to entities owned or controlled by the Company’s Chairman and Chief Executive Officer.

NOTE 6.  EARNINGS (LOSS) PER SHARE

Statement of Financial Accounting Standard (“SFAS”) 128 Earnings per Share requires disclosure of basic earnings per share and diluted earnings per share.  This presentation is located on the face of the Statements of Operations for the three and six months ended December 31, 2007.  The computations of basic earnings (loss) per share and diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised.

The weighted average common shares and common equivalent shares outstanding for the three month periods ended December 31, 2007 and 2006 for purposes of calculating earnings per share was as follows:

	For the Three months ended
	December 31, 2007	December 31, 2006
Weighted average common shares outstanding used in basic earnings per share for the three months ending	4,791,974	4,834,275
Effect of dilutive stock options	—	—
Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,791,974	4,834,275

	For the Six months ended
	December 31, 2007	December 31, 2006
Weighted average common shares outstanding used in basic earnings per share for the six months ending	4,810,624	4,834,275
Effect of dilutive stock options	—	—
Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,810,624	4,834,275

For the three and six months ended December 31, 2007, options to purchase 450,000 shares were considered to be anti-dilutive due to the net loss incurred by the Company.  For the three and six months ended December 31, 2006, options to purchase 470,000 shares were considered anti-dilutive due to the net loss incurred by the Company.

NOTE 7.  COMPREHENSIVE INCOME/(LOSS)

The Company reports as comprehensive income all changes in stockholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses related to the interest rate swap agreement.  For the three and six months ended December 31, 2007, the Company’s other comprehensive losses were $161,045 and $318,910, respectively.  These amounts, together with net income or loss during the three and six months ended December 31, 2007 result in total comprehensive losses of $926,100 and $810,586, respectively.  For the three and six months ended December 31, 2006, the Company’s other comprehensive income was a gain of $5,081 and a loss of $157,714, respectively.  These amounts, together with the with the net losses during the three and six months ended December 31, 2006 result in total comprehensive losses of $1,490,397 and $1,849,862, respectively.

NOTE 8.  STOCK BASED COMPENSATION

The Company has one stock option compensation plan in effect at December 31, 2007.  There were no options issued during the six months ended December 31, 2007.  Furthermore, the compensation expense for all options issued and outstanding under the plan at December 31, 2007 had been charged against income in prior periods.  Thus, no compensation expense was recorded during the six months ended December 31, 2007 and none was recorded for the six months ended December 31, 2006.

A summary of stock option activity during the six months ended December 31, 2007 and the status of the remaining stock options under the plan at December 31, 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	460,000	$4.59
Exercised	—	—
Authorized	—	—
Forfeited	10,000	$1.344
Granted	—	—
Outstanding at December 31, 2007	450,000	$4.67	0.59 years	$—
Exercisable at December 31, 2007	450,000	$4.67	0.59 years	$—

There were no options exercised during the six months ended December 31, 2007 or 2006.

NOTE 9. PROFITABILITY ENHANCEMENTS.

The Company’s stated fiscal objectives for 2008 were to maintain revenue at a level comparable to Fiscal 2007 and to return to profitability.  The Company’s progress at the half year mark is:

•

The Company’s revenue for the first six months of Fiscal 2008, ended December 31, 2007, were 3% more than for the first six months of Fiscal 2007.  This level of revenue for the first six months of the fiscal year is line with the Company’s goal of maintaining revenue at approximately $68 million for Fiscal 2008.

•

The Company’s sales organization has continued its participation and assistance of dealers in the fall and winter boat shows with success.  The model of factory sales support and organization employed very successfully at the Miami International Boat Show in February 2007 is being applied to all regional and national boat shows in this fiscal year.

•

The production workforce was reduced to correspond to the current level of production and cross trained for changes in product mix.  Manufacturing efficiencies have improved with production labor costs being reduced by nine percent when compared to the first six months of Fiscal 2007.

•

Selling prices of some boat models were increased for the 2008 Model Year to compensate for increases in material and production costs.  Pricing concessions and discounts to dealers have not been conceded, thus yielding a consistent gross margin for boats sold.

•

Advertising expenses have been reduced by 25 percent when compared to the first six months of Fiscal 2007.  Other selling expenses, such as dealer meeting and promotional expenses, were also reduced.

•

Offshore racing support expenses were reduced by 50 percent when compared to the first six months of Fiscal 2007.

•

The Company reported an Operating Profit of $638,470 for the first quarter of Fiscal 2008, ending September 30, 2007.  The Company is reporting an Operating Loss of ($447,076) for the second quarter of Fiscal 2008, ending December 31, 2007.  For the first six months of Fiscal 2008, the net of the Company’s two quarters is an Operating Profit of $191,393.  Due to the seasonal nature of the Company’s market, the second quarter, ending December 31, is traditionally the weakest quarter.

While a significant loss may raise substantial doubt about the Company’s ability to return to sustained profitability and positive cashflows, management believes such a concern has been alleviated by the steps taken to improve performance.  The Company has been successful with its program to stabilize revenue and product pricing and reducing costs and expenses.  By continuing with these programs the Company expects to be profitable in the second half of Fiscal 2008.

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

The Company’s stated fiscal objectives for 2008 were to maintain revenue at a level comparable to Fiscal 2007 and to return to profitability.  The Company has been successful with its program to stabilize revenue and product pricing while reducing costs and expenses.  By continuing with these programs the Company expects to be profitable in the second half of Fiscal 2008.

Outlook

The recreational boating market is expected to continue to be down through the 2008 retail season.  The Company’s objective is to maintain revenue at the same level it achieved in Fiscal 2007, approximately $68 million.  It will maintain an aggressive, cost effective marketing and sales program to achieve that goal.

As of December 31, 2007 the Company’s confirmed order backlog was approximately $12 million and the number of boats in dealers’ inventory was down 19.5%, as compared to December 31, 2006.  Results of fall boat shows have generally been better than in prior years.  These factors are indications that the Company should be able to meet its goals for the remainder of the fiscal year.

Results of Operations

Three months ended December 31, 2007 compared to Three months ended December 31, 2006

Key operating and financial statistics for the three months ended December 31, 2007 and 2006 are:

Consolidated Operations	Three months ended December 31,
	2007	2006
Total number of boats sold	71	73
Net sales	$15,196,038	$13,032,786
Gross margin percent	14.6%	8.6%
SG&A expense	$2,663,347	$3,139,239
Operating income(loss)	$(765,055)	$(1,929,831)

Net sales – Net sales for the three months ended December 31, 2007 were $15,196,038, as compared to $13,032,786 for the three months ended December 31, 2006, an increase of 17 percent.  The increase in sales is primarily attributable to an increase in the number of cruisers sold.

Net sales by Product Line for the three months ending December 31:

	2007	Percentage	2006	Percentage
Sport boats	$3,490,928	23.0%	$4,661,812	35.8%
Express cruisers	2,697,587	17.8%	521,824	4.0%
Sport fishing boats	6,778,124	44.6%	7,503,137	57.6%
Retail boat sales	1,770,612	11.7%
Service, parts, sportswear	458,787	3.0%	346,013	2.6%
Total	$15,196,038		$13,032,786

The Company’s retail sales subsidiary is in initial phases of organization and start-up, therefore there is no comparable information for the three months ended December 31, 2006.  All discussions below are from the consolidated financial statements.

Gross profit – Gross profit for the three months ended December 31, 2007 was $2,216,271, 14.6 percent of net sales, as compared to $1,123,938, 8.6 percent of net sales, for the three months ended December 31, 2006.  The improvement in gross profit is primarily attributable to improved manufacturing efficiencies, increased selling prices and fewer pricing concessions to dealers.

Selling expense – Selling related expenses were $1,665,104 for the three months ended December 31, 2007, as compared to $2,208,873 for the three months ended December 31, 2006, a reduction of $543,769 or 24.6 percent.

The decrease was primarily attributable to the reduction of expenses related to the Company’s support of off-shore racing programs, advertising expenses and sales force expenses.

General and administrative expenses – General and administrative expenses were $998,243 for the three months ended December 31, 2007, as compared to $930,366 for the three months ended December 31, 2006.

Interest expense – Interest expense for the three months ended December 31, 2007 was $302,271, as compared to $298,249 for the three months ended December 31, 2006.

Net income(loss) – Net loss for the three months ended December 31, 2007 was ($765,055) as compared to a loss of ($1,495,478) for the three months ended December 31, 2006.  The lower loss, as compared to the net loss for the prior year, was a result of the improved gross margin and reduced selling expenses.

Income tax – The Deferred Tax Benefit for the three months ended December 31, 2007 is $0, compared to a Deferred Tax Benefit of $868,107 for the same period last year.  During the three months ended December 31, 2007, the Company utilized a Valuation Allowance to completely offset any tax benefit due to the uncertainty surrounding the ability to fully realize the net operating loss carryforwards the Company is presently entitled to.

Six months ended December 31, 2007 compared to Six months ended December 31, 2006

Key operating and financial statistics for the six months ended December 31, 2007 and 2006 are:

Consolidated Operations	Six months ended December 31,
	2007	2006
Total number of boats sold	153	172
Net sales	$33,245,468	$32,446,638
Gross margin percent	14.8%	12.3%
SG&A expense	$4,729,464	$6,053,661
Operating income(loss)	$(491,676)	$(1,692,148)

Net sales – Net sales for the six months ended December 31, 2007 were $33,245,468, as compared to $32,446,638 for the six months ended December 31, 2006, an increase of $798,830 or 2.5 percent.

Net sales by Product Line for the three months ending September 30:

	2007	Percentage	2006	Percentage
Sport boats	$10,373,403	30.9%	$12,574,704	38.8%
Express cruisers	5,512,842	16.4%	3,768,530	11.6%
Sport fishing boats	12,972,692	38.7%	15,169,247	46.7%
Retail boat sales	3,800,127	11.3%
Service, parts, sportswear	886,404	2.6%	934,158	2.9%
Total	$33,545,468		$32,446,638

The Company’s retail sales subsidiary is in initial phases of organization and start-up, therefore there is no comparable information for the six months ended December 31, 2006.  All discussions below are from the consolidated financial statements.

Gross profit – Gross profit for the six months ended December 31, 2007 was $4,920,857, 14.8 percent of net sales, as compared to $3,999,855, 12.3 percent of net sales, for the six months ended December 31, 2006.  The improvement in gross profit is primarily attributable to improved manufacturing efficiencies, increased selling prices and fewer pricing concessions to dealers.

Selling expense – Selling related expenses were $2,895,272 for the six months ended December 31, 2007, as compared to $4,175,969 for the six months ended December 31, 2006, a reduction of $1,280,697 or 30.7 percent.

The decrease was primarily attributable to the reduction of expenses related to the Company’s support of off-shore racing programs, advertising expenses and sales force expenses.

General and administrative expenses – General and administrative expenses were $1,834,192 for the six months ended December 31, 2007, as compared to $1,877,692 for the six months ended December 31, 2006.

Interest expense – Interest expense for the six months ended December 31, 2007 was $565,639, as compared to $537,438 for the six months ended December 31, 2006.

Net income(loss) – Net loss for the six months ended December 31, 2007 was ($491,676) as compared to a loss of ($1,692,148) for the six months ended December 31, 2006.  The lower loss, as compared to the net loss for the prior year, was a result of the significant reductions of selling expenses and the improved gross margin.

Income tax – The Deferred Tax Benefit for the six months ended December 31, 2007 is $0, compared to a Deferred Tax Benefit of $949,107 for the same period last year.  During the six months ended December 31, 2007, the Company utilized a Valuation Allowance to completely offset any tax benefit due to the uncertainty surrounding the ability to fully realize the net operating loss carryforwards the Company is presently entitled to.

Liquidity and capital resources – As disclosed on the Unaudited Condensed Consolidated Statements of Cash Flows, the cash balance decreased by $966,375 during the six month period ended December 31, 2007 (the current period).  By comparison, during the six months ended December 31, 2006 (the same period last year), the cash balance decreased $2,007,563.  The use of cash during the current period is primarily attributable to Operating and Investing activities.

The use of cash attributable to Operating activities in the current period, $886,548, is primarily attributable to:

•

The net loss, $491,676 generated by the ongoing operations of the Company.

•

The increase in inventories, $448,802.  This use of cash is due, in part, to building a stock of boats at the Company’s newly created retail subsidiary, Fountain Dealers’ Factory Super Store.

•

Dealer Incentives decreased by $605,412 during the current period.  This use of cash represents payments to dealers to discharge accrued liabilities created when boats were sold to those dealers.  When the dealer sells a boat to a retail customer, the Company pays the dealer an amount accrued as an incentive for that dealer to provide the expected level of service for the retail customer over time.  A decrease in Dealer Incentives indicates that more boats were sold at retail by dealers than were sold at wholesale by the Company.

•

Customer Deposits decreased by $601,002 during the current period.  This use of cash reflects the ebb and flow of our business.  Deposits taken during the past winter and spring at boat shows and other sales events were applied to invoices as the boats were built, sold and delivered during the current period.  Fewer orders placed, and therefore fewer deposits collected, during the current period reflects the seasonality of the boating industry.

The use of cash during the current period attributable to investing is $674,983, 46 % less than the cash used for investing during the same period last year.  The cash spent on the development of new molds and plugs was approximately 48% lower year over year primarily because the Company has not introduced any new models for Fiscal 2008.  Cash spent on other fixed assets decreased approximately 42% year over year as well.

The cash provided by financing activities during the current period was $595,156, which is primarily attributable to:

•

Financing the inventory of boats at the Company’s retail subsidiary in the amount of $1,818,772 under the Regions Bank Dealer Floor Plan and Security Agreement.

•

Borrowing $1,400,000 against the Cash Surrender Value of key man life insurance policies owned by the Company.

•

These sources of cash were partially offset by:

•

The repurchase of 450,691 shares of the Company’s common stock for $848,878 as authorized by the Board of Directors.  The repurchase program has been concluded as substantially all authorized funds have been expended.

•

The repayment of a Note Payable of $799,333 to Regions Bank during the period.   That amount had been borrowed under a credit facility which has since been extinguished.

Management is of the opinion that cash flows and existing credit facilities will satisfy its current and future liquidity demands.  As of December 31, 2007 the confirmed sales order backlog was approximately $12 million.

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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk - At December 31, 2007, the Company owed $14,374,149 on the $14,500,000 Term Loan from Regions Bank. The loan agreement has $1,999,149 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%.  In addition, the outstanding balance on the Dealer Floor Plan and Security agreement, $1,818,772 as of December 31, 2007, accrues interest at the lender’s Prime Rate plus 1%.  A hypothetical 50 basis point increase in interest rates would result in an approximately $19,100 increase in annual interest expense.

ITEM 4:

CONTROLS AND PROCEDURES

As of December 31, 2007, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1:

LEGAL PROCEEDINGS.

There were no legal proceedings of a material nature during the quarter ending December 31, 2007.

ITEM 1A:

RISK FACTORS.

Along with the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which could materially affect our business, financial condition or future results. In addition to the risks described in our Annual Report on Form 10-K and investment risks that apply in the case of any boat manufacturer, our business, financial condition and operating results could be harmed by other risks that we have not yet identified or that we currently believe are immaterial or unlikely.

ITEM 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3:

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Shareholders was held on November 13, 2007.  Nine persons were elected as members of the Board of Directors, all incumbents, for one year terms. The votes for each nominee were cast as follows:

	Shares Voting For	Withheld	Abstentions and Non-votes
Reginald M. Fountain, Jr.	3,861,498	216,608	—
Craig F. Goess	3,844,549	233,557	—
Guy L. Hecker, Jr.	3,844,448	233,658	—
David C. Miller	3,870,624	207,482	—
Mark L. Spencer	3,872,398	205,708	—
Anthony J. Romersa	3,831,548	246,558	—
Anthony A. Sarandes	3,871,898	206,208	—

The shareholders ratified the Board of Directors appointment of Dixon Hughes PLLC as independent certified public accountants for the Company. The appointment was ratified by a vote of 3,873,970 shares for and 192,318 shares against or withheld, with 11,818 abstentions and no broker non-votes.

ITEM 5:

OTHER INFORMATION.

None.

ITEM 6:

EXHIBITS.

An index of exhibits that is a part of this Form 10-Q appears following the signature page and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.

Date: February 14, 2008	By:	/s/ Irving L. Smith
Irving L. Smith
Chief Financial Officer

Date: February 14, 2008	By:	/s/ Roger F. Scott
Roger F. Scott
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350