Form 10-Q/A
period 2007-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2008-04-03
CIK 764858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q/A

—————————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended December 31, 2007
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

—————————

FOUNTAIN POWERBOAT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

—————————

Nevada	0-14712	56-1774895
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

Whichard’s Beach Road, P.O. Drawer 457, Washington, NC 27889

(Address of principal executive offices)

(252) 975-2000

Registrant’s telephone no. including area code:

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

Explanatory Note

This Amendment on Form 10-Q/A is being filed to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, which was originally filed with the United States Securities and Exchange Commission on February 14, 2008. This amendment shall remedy an oversight in the method of disclosing the Company’s purchase of its own shares during the three month period ended December 31, 2007. Although this action was disclosed in both the Unaudited Condensed and Consolidated Financial Statements as well as in the Management Discussion and Analysis of the Form 10-Q originally filed, another, required disclosure of this action was omitted from that original 10-Q. To remedy the omission, the required disclosure has been included in Part II, Item 2 of this Form 10-Q/A.

All other information contained in the original filing remains unchanged, and no changes have been made to any financial statement or statistical information.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,413,008	$2,379,383
Accounts receivable, net	3,495,101	3,688,986
Inventories	7,094,015	6,645,213
Prepaid expenses	751,025	668,237
Total Current Assets	12,753,149	13,381,819
Property, Plant & Equipment	50,169,921	49,533,443
Less: Accumulated Depreciation	(34,263,992)	(33,104,217)
	15,905,929	16,429,226
CASH SURRENDER VALUE LIFE INSURANCE	3,061,347	2,951,010
OTHER ASSETS	612,667	654,890
TOTAL ASSETS	$32,333,092	$33,416,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities – long-term debt	$14,374,149	$759,290
Notes payable	1,818,772	799,333
Accounts payable	2,776,440	2,846,303
Accrued expenses and other liabilities	1,529,408	1,092,908
Dealer incentives	5,737,055	6,342,467
Customer deposits	278,100	879,102
Allowance for boat repurchases	84,459	64,124
Warranty reserve	852,985	941,928
Total Current Liabilities	27,451,368	13,725,455

OTHER LONG-TERM LIABILITIES	4,828	4,828
LONG-TERM DEBT, less current maturities	2,900,000	15,969,407
DEFERRED TAX LIABILITY	—	80,896
Total Liabilities	30,356,196	29,780,586
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,844,275 shares issued and outstanding as of December 31, 2007 and as of June 30, 2007	48,442	48,442
Additional paid-in capital	10,574,753	10,574,753
Accumulated deficit	(7,496,676)	(7,005,001)
Less: Treasury stock, at cost , 465,691 shares as of December 31, 2007 and 15,000 shares as of June 30, 2007	(959,626)	(110,748)
Accumulated other comprehensive (loss) income	(189,997)	128,913
Total Stockholders’ Equity	1,976,896	3,636,359
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,333,092	$33,416,945

———————

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	December 31 2007	December 31, 2006
NET SALES	$33,245,468	$32,446,638
COST OF SALES	28,324,611	28,446,783

Gross Profit	4,920,857	3,999,855

EXPENSES:
Selling	2,895,272	4,175,969
General and administrative	1,834,192	1,877,692

Total Expenses	4,729,464	6,053,661

OPERATING INCOME (LOSS)	191,393	(2,053,806)

NON-OPERATING INCOME (EXPENSE):
Other	(117,430)	(50,011)
Interest	(565,639)	(537,438)

Total Non-operating (Expense)	(683,069)	(587,449)

LOSS BEFORE INCOME TAXES	(491,676)	(2,641,255)

INCOME TAX BENEFIT	—	949,107

NET LOSS	$(491,676)	$(1,692,148)

BASIC EARNINGS (LOSS) PER SHARE	$(.10)	$(.35)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,810,624	4,834,275

DILUTED EARNINGS (LOSS) PER SHARE	$(.10)	$(.35)
..
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,810,624	4,834,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(491,676)	$(1,692,148)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,200,077	1,135,596
Earnings on cash surrender value of life insurance	(110,337)	(107,416)
(Gain) loss on disposal of assets	(1,798)	—
Bad debt expense	11,108	35,873
Amortization	53,453	18,001
Deferred taxes	—	(1,047,987)
Change in assets and liabilities:
Accounts receivable	182,777	244,081
Inventories, net	(448,802)	(2,419,926)
Prepaid expenses	(82,788)	(96,433)
Other assets	18,950	390,056
Accounts payable	(69,863)	(871,905)
Accrued expenses	127,372	(107,536)
Dealer incentives	(605,412)	(43,979)
Customer deposits	(601,002)	(271,570)
Warranty reserve	(88,943)	107,498
Buyback allowance	20,335	117,879
Other long-term liabilities	—	4,827

Net Cash Used by Operating Activities	(886,549)	(4,605,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	3,600	—
Purchase of property, plant and equipment	(271,676)	(466,505)
Investment in molds and related plugs	(406,907)	(777,857)

Net Cash Used by Investing Activities	(674,983)	(1,244,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,818,772	4,044,918
Payments of notes payable	(799,333)	(1,352,762)
Proceeds from long-term debt	1,400,000	1,500,000
Payment of loan origination fees	(120,857)	—
Payments of long-term debt	(854,547)	(350,268)
Payments to re-purchase common stock	(848,878)	—

Net Cash Provided by Financing Activities	595,157	3,841,888

Net decrease in cash and cash equivalents	(966,375)	(2,007,563)
Cash and cash equivalents at the beginning of period	2,379,383	4,474,552

Cash and cash equivalents at the end of period	$1,413,008	$2,466,989

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.

DEBT AND PLEDGED ASSETS

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

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.

DEBT AND PLEDGED ASSETS (CONTINUED)

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

NOTE 4.

COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements – The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), under certain

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.

COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

	For the Three Months Ended
	December 31 2007,	December 31, 2006
Weighted average common shares outstanding used in basic earnings per share for the three months ending	4,791,974	4,834,275

Effect of dilutive stock options	—	—

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,791,974	4,834,275

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.

EARNINGS (LOSS) PER SHARE (CONTINUED)

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Item 2.

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

Results of Operations

Three months ended December 31, 2007 compared to Three months ended December 31, 2006

Key operating and financial statistics for the three months ended December 31, 2007 and 2006 are:

	Three Months Ended December 31,
	2007	2006
Consolidated Operations
Total number of boats sold	71	73
Net sales	$15,196,038	$13,032,786
Gross margin percent	14.6%	8.6%
SG&A expense	$2,663,347	$3,139,239
Operating income(loss)	$(765,055)	$(1,929,831)

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

Six months ended December 31, 2007 compared to Six months ended December 31, 2006

Key operating and financial statistics for the six months ended December 31, 2007 and 2006 are:

	Six Months Ended December 31,
	2007	2006
Consolidated Operations
Total number of boats sold	153	172
Net sales	$33,245,468	$32,446,638
Gross margin percent	14.8%	12.3%
SG&A expense	$4,729,464	$6,053,661
Operating income(loss)	$(491,676)	$(1,692,148)

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

o

the repurchase of 450,691 shares of the Company’s common stock for $848,878 as authorized by the Board of Directors. The repurchase program has been concluded as substantially all authorized funds have been expended.

o

The repayment of a Note Payable of $799,333 to Regions Bank during the period.  That amount had been borrowed under a credit facility which has since been extinguished

Management is of the opinion that cash flows and existing credit facilities will satisfy its current and future liquidity demands. As of December 31, 2007 the confirmed sales order backlog was approximately $12 million.

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

Item 3.

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

Item 4T.

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

PART II. – OTHER INFORMATION.

Item 1.

Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending December 31, 2007.

Item 1 A.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the three and six month periods ended December 31, 2007.

The Company repurchased shares during the three and six month periods ended December 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of shares that may yet be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007	0	$0	0	$0

November 1, 2007 – November 30, 2007	0	$0	0	$0

December 1, 2007 – December 31, 2007	450,691	$1.88	450,691	$50,000

Total	450,691	$1.88	450,691	$50,000

On December 3, 2007 the Company announced its Board of Directors authorized the purchase of up to $900,000 worth of shares. No expiration date was included in the authorization. There were no other repurchase authorizations in effect prior to or during the three and six month periods ended December 31, 2007. The shares purchased are classified as Treasury stock in the Condensed Consolidated Financial Statements included in this Quarterly Report on form 10-Q.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

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

Item 5.

Other Information.

None.

Item 6.

Exhibits.

An index of exhibits that is a part of this Form 10-Q appears following the signature page and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Registrant)

Date: April 3, 2008	By:	/s/ IRVING L. SMITH
Irving L. Smith
Chief Financial Officer

Date: April 3, 2008	By:	/s/ ROGER F. SCOTT
Roger F. Scott
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350