Form 10-Q
period 2008-03-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2008-05-15
CIK 764858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number 0-14712

———————

FOUNTAIN POWERBOAT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	56-1774895
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

Whichard’s Beach Road, P.O. Drawer 457, Washington, NC 27889

(Address of principal executive offices)

(252) 975-2000

Registrant’s telephone no. including area code:

———————

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 15, 2008
Common Stock, $.01 par value	4,361,184 shares

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

PAGE

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008
and June 30, 2007

3

Unaudited Condensed Consolidated Statements Of Operations, for the
three months ended March 31, 2008 and 2007

4

Unaudited Condensed Consolidated Statements Of Operations, for the
nine months ended March 31, 2008 and 2007

5

Unaudited Condensed Consolidated Statements Of Cash Flows, for the
nine months ended March 31, 2008 and 2007

6

Notes To The Unaudited Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion And Analysis Of Financial Condition
And Results Of Operation

14

Item 3:

Quantitative And Qualitative Disclosures About Market Risk

19

Item 4t.

Controls And Procedures

19

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 1a.

Risk Factors

20

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Submission Of Matters To A Vote Of Security Holders

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signature

21

Exhibits

PART I. – FINANCIAL INFORMATION.

Item 1.

Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,492,543	$2,379,383
Accounts receivable, net	3,759,060	3,688,986
Inventories	9,153,029	6,645,213
Prepaid expenses	561,164	668,237

Total Current Assets	14,965,796	13,381,819

Property, Plant & Equipment	50,458,014	49,533,443
Less: Accumulated Depreciation	(34,854,523)	(33,104,217)
	15,603,491	16,429,226
CASH SURRENDER VALUE LIFE INSURANCE	3,140,535	2,951,010
OTHER ASSETS	679,807	654,890

TOTAL ASSETS	$34,389,629	$33,416,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities – long-term debt	$14,182,826	$759,290
Notes payable	4,168,877	799,333
Accounts payable	3,643,345	2,846,303
Accrued expenses and other liabilities	1,810,749	1,092,908
Dealer incentives	5,904,384	6,342,467
Customer deposits	945,000	879,102
Allowance for boat repurchases	144,487	64,124
Warranty reserve	916,728	941,928

Total Current Liabilities	31,716,396	13,725,455

OTHER LONG-TERM LIABILITIES	4,828	4,828
LONG-TERM DEBT, less current maturities	2,900,000	15,969,407
DEFERRED TAX LIABILITY	5,954	80,896

Total Liabilities	34,627,178	29,780,586

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,844,275 shares issued as of March 31, 2008 and June 30, 2007	48,442	48,442
Additional paid-in capital	10,574,753	10,574,753
Accumulated deficit	(9,463,133)	(7,005,001)
Less: Treasury stock, at cost , 483,091 shares as of March 31, 2008 and 15,000 shares as of June 30, 2007	(981,224)	(110,748)
Accumulated other comprehensive (loss) income	(416,387)	128,913

Total Stockholders’ (Deficit) Equity	(237,549)	3,636,359

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,389,629	$33,416,945

———————

*

Derived from audited consolidated financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2008	March 31, 2007
NET SALES	$14,222,639	$16,475,688
COST OF SALES	13,121,445	15,101,366
Gross Profit	1,101,194	1,374,322

EXPENSES:
Selling	1,886,839	1,869,486
General and administrative	906,693	852,457

Total Expenses	2,793,532	2,721,943

OPERATING LOSS	(1,692,338)	(1,347,621)

NON-OPERATING INCOME (EXPENSE):
Other	(7,379)	26
Interest	(266,756)	(293,095)

Total Non-operating (Expense)	(274,135)	(293,069)

LOSS BEFORE INCOME TAXES	(1,966,473)	(1,640,690)

INCOME TAX (BENEFIT) EXPENSE	—	2,232,834

NET LOSS	$(1,966,473)	$(3,873,524)

BASIC EARNINGS (LOSS) PER SHARE	$(.45)	$(0.80)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,361,758	4,835,164

DILUTED EARNINGS (LOSS) PER SHARE	$(.45)	$(0.80)

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,361,758	4,835,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	March 31, 2008	March 31, 2007
NET SALES	$47,468,106	$48,922,327
COST OF SALES	41,446,056	43,548,150

Gross Profit	6,022,050	5,374,177

EXPENSES:
Selling	4,782,095	6,045,455
General and administrative	2,740,884	2,730,149

Total Expenses	7,522,979	8,775,604

OPERATING LOSS	(1,500,929)	(3,401,427)

NON-OPERATING INCOME (EXPENSE):
Other	(124,810)	(49,985)
Interest	(832,394)	(830,534)

Total Non-operating (Expense)	(957,204)	(880,519)

LOSS BEFORE INCOME TAXES	(2,458,133)	(4,281,946)

INCOME TAX (BENEFIT) EXPENSE	—	1,283,727

NET LOSS	$(2,458,133)	$(5,565,673)

BASIC EARNINGS (LOSS) PER SHARE	$(.53)	$(1.15)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,661,981	4,834,567

DILUTED EARNINGS (LOSS) PER SHARE	$(.53)	$(1.15)
..
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,661,981	4,834,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,458,133)	$(5,565,673)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,804,148	1,722,848
Earnings on cash surrender value of life insurance	(189,525)	(184,906)
(Gain) loss on disposal of assets	(3,798)	—
Bad debt expense	47,228	49,469
Amortization	96,660	27,001
Deferred taxes	—	1,283,727
Change in assets and liabilities:
Accounts receivable	(117,302)	(2,678,970)
Inventories, net	(2,507,816)	600,304
Prepaid expenses	107,073	127,559
Other assets	56,581	213,419
Accounts payable	797,042	(951,529)
Accrued expenses	40,300	(98,917)
Dealer incentives	(438,083)	623,811
Customer deposits	65,898	164,771
Warranty reserve	(25,200)	68,833
Buyback allowance	80,363	82,872
Other long-term liabilities	—	4,828

Net Cash Used by Operating Activities	(2,644,564)	(4,510,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	5,600	—
Purchase of property, plant and equipment	(339,908)	(552,941)
Investment in molds and related plugs	(640,308)	(1,140,013)

Net Cash Used by Investing Activities	(974,616)	(1,692,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,168,877	4,044,918
Payments of notes payable	(799,333)	(2,253,679)
Proceeds from long-term debt	1,400,000	1,500,000
Payments of long-term debt	(1,045,871)	(529,675)
Payments of loan origination fees	(120,857)	—
Proceeds from exercise of stock options	—	16,000
Payments to re-purchase common stock	(870,476)	—

Net Cash Provided by Financing Activities	2,732,340	2,777,564

Net decrease in cash and cash equivalents	(886,840)	(3,425,943)
Cash and cash equivalents at the beginning of period	2,379,383	4,474,552

Cash and cash equivalents at the end of period	$1,492,543	$1,048,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Fountain Powerboat Industries, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

The Company formed a wholly owned subsidiary, Fountain Dealers’ Factory Superstore, Inc. (“FSS”) effective July 1, 2007 for the principal purpose of selling Fountain boats at retail in a territory that can be serviced from the Company’s Washington, North Carolina location and to provide retail sales support and training to its dealer network. The subsidiary will operate out of facilities owned by the Company. The Company’s initial investment in this subsidiary totaled $100,000. The financial statements of FSS have been consolidated with those of the parent company, Fountain Powerboat Industries, Inc. (“FPI”) and all other subsidiaries in accordance with accounting principles generally accepted in the United States of America.

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 which did not have a material effect on our Consolidated Financial Statements. The Company’s tax filings for years ended 2005 through 2007 are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue. The Company’s policy is to classify any interest or penalty recognized in accordance with FIN 48 as interest expense or non-interest expense, respectively.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Years Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. As disclosed in our 2007 Annual Report on Form 10-K filed with the SEC on September 27, 2007, we adopted SAB 108 during the quarter ended June 30, 2007 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements. Data for Fiscal 2007 presented in this report on Form 10-Q has been restated to reflect the effect of the adjustments resulting from the adoption of SAB 108. This adoption resulted in a decrease in Warranty Reserve, a decrease in the Net Loss and an increase in Stockholder’s Equity in the amount of $38,665 as of and during the three month period ended March 31, 2007. This adoption also resulted in an increase in Warranty Reserve, an increase in the Net Loss and a decrease in Stockholder’s Equity in the amount of $87,505 as of and during the nine month period ended March 31, 2007. For additional information regarding the adoption and effect of SAB 108, see Note 1 of “Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

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

In 2006 the Emerging Issues Task Force issued EITF Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Opinion 12, as appropriate. This issue is applicable for interim or annual reporting periods beginning after December 15, 2007. The Company expects no material effect on the Company’s Consolidated Financial Statements.

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

Principal payments on the Term Loan continue on the same schedule as under the original loan agreement at approximately $64,000 per month during the three months ended March 31, 2008, escalating over time with a final principal payment of $12,286,254 due September 19, 2010. Interest is payable monthly. The Term Loan includes an original principal amount of $2,125,000 that bears interest, at the Company’s option, under one of two available methods. The first available interest computation method provides for interest at the higher of the Prime Rate or the Federal Funds rate plus ½ percent. The second available interest computation method bears interest at the sum of (i) the one month LIBOR rate divided by 1.0 minus the Eurodollar Reserve Percentage, and (ii) 1.75 percent. The Company may select either of the two interest rate methodologies by providing written notification to Regions Bank. The balance of the Term Loan, $12,375,000, bears interest that has been set at a fixed annual rate of 6.45 percent through the use of an interest rate swap. The fixed annual rate of 6.45 percent is a blended rate that combines the 1.75 percent premium over one month LIBOR referenced above with a fixed interest rate of 4.70 percent paid by the Company to the counterparty under the terms of our interest rate swap agreement, described below.

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

The Amended & Restated Loan Agreement contains restrictive covenants setting forth minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and maximum allowable capital expenditures. Other covenants include a number of other limitations, including restrictions on mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Company believes that these restrictions will not have a material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry. As of March 31, 2008 the Company was not in compliance with the covenant setting forth minimum EBITDA. The minimum EBITDA required for the three months ended March 31, 2008 is $1,385,694. The actual EBITDA reported by the Company for that period is ($1,095,646). As a consequence of violating this covenant, the entire balance outstanding on the Term Loan has been reclassed from Long-Term Debt to Current Liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Failure by the Company to observe or perform according to any covenant results in an event of default of the loan agreement. The remedy for an event of default prescribed in the Amended & Restated Loan Agreement is for Regions Bank to declare all or any part of any obligation of the Company to Regions Bank due and payable immediately. Regions Bank has waived their right to remedy the default resulting from the Company’s breach of

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. DEBT AND PLEDGED ASSETS (CONTINUED)

this covenant and issued such waiver in writing. This waiver extends to the end of the three months ending June 30, 2008, at which time covenant compliance will be determined anew. If the Company is not able to cure the default or obtain an additional waiver at that time, the lender has the right to foreclose on substantially all of the Company’s assets.

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company as an adjustment to Other Comprehensive Income. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. The Company entered into an interest rate swap agreement (the “Swap) with Regions Bank related to the original Regions Bank loan dated September 19, 2005 and maintains the Swap as a hedge related to the Term Loan of the Amended & Restated Loan Agreement dated November 16, 2007. The Swap has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70 percent due to Regions Bank. The Swap has a floating interest rate due to the Company which is based on LIBOR and is reset monthly. As of March 31, 2008 the market value adjustment for this swap results in an unrealized loss totaling $416,387, net of tax. SFAS No. 133 also requires periodic assessment of the effectiveness of any instrument designated as a hedge. If the assessment indicates the hedge is less than highly effective in offsetting the gains or losses incurred by the hedged transaction, the ineffective portion of the hedge must be reported currently in the Statement of Operations. The assessment results as of March 31, 2008 indicate that the hedge is highly effective, and the impact of any ineffectiveness to the Company’s Consolidated Statement of Operations is immaterial.

On September 28, 2007, the Company entered into a Dealer Floor Plan and Security Agreement (the “Floor Plan”) with Regions Bank (the “Lender”) which provides for a secured, revolving line of credit under which the Company may obtain up to an aggregate of $5 million in loans from the lender. Each loan constitutes a separate note and is to be secured by a new or used boat, acquired by Fountain Dealers’ Factory Superstore, Inc. with the proceeds of the loan, with the intent to sell the boat to a retail customer. Upon executing the retail sale, the entire loan amount is to be immediately repaid to the Lender.

The Company must pay interest monthly on the entire unpaid principal balance of the amounts borrowed under all outstanding notes. Interest is computed at the Lender’s Prime Rate + 1 percent, as determined on the date of each note. Each loan under the Floor Plan must be repaid in full within 9 months of the date of the note. At March 31, 2008, the outstanding amount of all loans was $4,168,877. The Floor Plan contains certain restrictive covenants, applicable to the performance of the Fountain Dealers Factory Superstore subsidiary alone, setting forth minimum EBITDA and minimum Debt Service Coverage Ratio allowable. The Company believes that these restrictions will not have a material effect on the Company’s ability to compete effectively in the boating industry. At March 31, 2008, the Company was not in compliance with the covenant setting forth minimum EBITDA. The minimum EBITDA required for the three months ended March 31, 2008 is $120,000. The EBITDA reported by the Fountain Dealers Factory Superstore for that period is $41,503. Failure by the Company to observe or perform according to any covenant results in an event of default of the Floor Plan loan agreement. The remedy for an event of default prescribed in the Floor Plan loan agreement is for Regions Bank to declare all or any part of any obligation of the Company to Regions Bank due and payable immediately. Regions Bank has waived their right to remedy the default resulting from the Company’s breach of this covenant and issued such waiver in writing. This waiver extends to the end of the three months ending June 30, 2008, at which time covenant compliance will be determined anew. If the Company is not able to cure the default or obtain an additional waiver at that time, the lender has the right to foreclose on substantially all of the Company’s assets.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. DEBT AND PLEDGED ASSETS (CONTINUED)

At March 31, 2008, the Company had outstanding loans totaling $2,900,000 from the Cash Surrender Value of key man life insurance policies it owns on the life of founder, Chairman and CEO Reginald M. Fountain, Jr. This amount consists of ten individual loans, against each of six policies, taken between September 2006 and December 2007. Each loan accrues interest at a fixed rate. The interest rates are specific to each individual policy and range from 5.77 percent per annum to 8.00 percent per annum. Interest accrues each month and is due annually on the anniversary date of the loan. Failure to pay interest when due results in accrued interest being added to the outstanding principal balance. Repayment of principal and interest is not required, however, failure to do so results in a decrease in the death benefit and, under certain conditions, may result in termination of policies.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements – The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At March 31, 2008, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $27,000,000. At March 31, 2008, the allowance for boat repurchases was $144,487.

Dealer Interest – The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $530,000 and $1,293,500 for the three and nine months ended March 31, 2008, respectively. These interest charges amounted to approximately $512,000 and $1,232,000 for the three and nine months ended March 31, 2007, respectively. The estimated unpaid dealer interest included in accrued dealer incentives amounted to approximately $295,800 at March 31, 2008 and $319,000 at March 31, 2007. For the nine months ended March 31, 2008, the change in the estimated unpaid dealer interest accrual was an increase of approximately $93,000.

Interest Rate Risk - At March 31, 2008, the Company owed $14,182,826 on the $14,500,000 Term Loan from Regions Bank. The loan agreement has $1,807,826 at the one month LIBOR plus 1.75 percent and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45 percent. In addition, the outstanding balance on the Dealer Floor Plan and Security agreement, $4,168,877 as of March 31, 2008, accrues interest at the lender’s Prime Rate plus 1 percent. A hypothetical 50 basis point increase in interest rates would result in an approximately $29,900 increase in annual interest expense.

Engine Supply Agreement – The Company has an Engine Supply agreement with Brunswick Corporation to purchase all marine engines from Mercury Marine, a division of Brunswick, except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 5. TRANSACTIONS WITH RELATED PARTIES

At March 31, 2008, the Company had receivables from its employees amounting to $32,932.

During the three and nine months ended March 31, 2008, the Company paid $63,109 and $241,741, respectively to entities owned or controlled by the Company’s Chairman and Chief Executive Officer.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. EARNINGS (LOSS) PER SHARE

Statement of Financial Accounting Standard (“SFAS”) 128 Earnings per Share requires disclosure of basic earnings per share and diluted earnings per share. This presentation is located on the face of the Statements of Operations for the three and nine months ended March 31, 2008. The computations of basic earnings (loss) per share and diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised.

The weighted average common shares and common equivalent shares outstanding for the three month periods ended March 31, 2008 and 2006 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Weighted average common shares outstanding used in basic earnings per share for the three months ending	4,361,758	4,835,164

Effect of dilutive stock options	—	—

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,361,758	4,835,164

	For the Nine Months Ended
	March 31, 2008	March 31, 2007

Weighted average common shares outstanding used in basic earnings per share for the nine months ending	4,661,981	4,834,567

Effect of dilutive stock options	—	—

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,661,981	4,834,567

For the three and nine months ended March 31, 2008, options to purchase 450,000 shares were considered to be anti-dilutive due to the net loss incurred by the Company. For the three and nine months ended March 31, 2007, options to purchase 460,000 shares were considered anti-dilutive due to the net loss incurred by the Company.

NOTE 7. COMPREHENSIVE INCOME/(LOSS)

The Company reports as comprehensive income all changes in stockholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses related to the interest rate swap agreement. For the three and nine months ended March 31, 2008, the Company’s other comprehensive losses were $226,390 and $545,300, respectively. These amounts, together with net income or loss during the three and nine months ended March 31, 2008 result in total comprehensive losses of $2,192,863 and $3,003,433 respectively. For the three and nine months ended March 31, 2007, the Company’s other comprehensive income were losses of $34,655 and $192,370, respectively. These amounts, together with the with the net losses during the three and nine months ended March 31, 2007 result in total comprehensive losses of $3,946,844 and $5,670,538, respectively.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. STOCK BASED COMPENSATION

The Company has one stock option compensation plan in effect at March 31, 2008. There were no options issued during the nine months ended March 31, 2008. Furthermore, the compensation expense for all options issued and outstanding under the plan at March 31, 2008 had been charged against income in prior periods. Thus, no compensation expense was recorded during the nine months ended March 31, 2008 and none was recorded for the nine months ended March 31, 2007.

A summary of stock option activity during the nine months ended March 31, 2008 and the status of the remaining stock options under the plan at March 31, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	460,000	$4.59
Exercised	—	—
Authorized	—	—
Forfeited	10,000	$1.34
Granted	—	—

Outstanding at March 31, 2008	450,000	$4.67	0.34 years	$—

Exercisable at March 31, 2008	450,000	$4.67	0.34 years	$—

There were no options exercised during the three or nine months ended March 31, 2008. Options to purchase 10,000 shares were exercised during the three months ended March 31, 2007. For the three months ended March 31, 2007, the intrinsic value of options exercised was approximately $21,500.

NOTE 9. ABILTY TO CONTINUE AS A GOING CONCERN

While significant losses, covenant violations, negative cash flow from operations, the equity deficit and the weak economy may raise substantial doubt about the Company’s ability to return to sustained profitability and positive cash flow from operations, management believes such a concern may be alleviated by the steps taken to improve performance. Management’s current plans and initiatives are directed towards returning the Company to profitability in Fiscal 2009. Among those plans are stabilizing revenue and increasing prices of some boat models to compensate for increases in material and production costs, improving manufacturing efficiency by lowering production labor costs and reducing advertising and offshore racing expenses. Furthermore, management believes that dealer inventory is lower than it has been for the past five years, thus providing a positive situation for sustained sales. The uncertainty of the fiberglass recreational boating market, volatile material prices, effects of fuel and oil prices on transportation costs and the economy in general, and the effects of the weakened housing market and mortgage crisis on consumer confidence and availability of discretionary spending, may cause actual results to differ materially from those planned.

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

Fountain Powerboat Industries, Inc., through its wholly owned subsidiary Fountain Dealers’ Factory Super Store, Inc., sells boats produced by Fountain Powerboats, Inc., the manufacturing subsidiary, to retail customers who reside in a territory that has been assigned by the manufacturer to the retail subsidiary. The retail operation will also sell pre-owned boats taken in trade on the sales of new Fountain boats and other services to retail customers.

The discussion on business and financial strategies and directions set forth in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2007 is incorporated herein by reference.

Recreational boating is a discretionary expenditure and many purchasing decisions are influenced by interest rates, fuel prices, insurance rates, weather, general economic factors, and other socioeconomic and environmental factors. Recent economic factors negatively affecting consumer confidence and the funds available for boating purposes have significantly affected the recreational boating market.

The fiberglass recreational boating market continues to be depressed. Retail sales of fiberglass recreational boats declined 20 percent in the quarter ended March 31, 2008 as compared to the same quarter in 2007. Analyst are projecting that the market will not see an upturn through calendar year 2008, and do not project when it will improve.

The Company’s stated fiscal objectives for 2008 were to maintain revenue at a level comparable to Fiscal 2007 and to return to profitability. The Company has been successful with its program to stabilize revenue and product pricing and reducing some costs and expenses; however the Company is not expected to be profitable for the fiscal year of 2008.

Outlook

The recreational boating market is expected to continue to decline through the 2008 retail season and there are no clear indications as to when the market will stabilize. The Company’s objective is to maintain revenue for Fiscal 2008 at the same level it achieved in Fiscal 2007, approximately $68 million. It will maintain an aggressive, cost effective marketing and sales program to achieve that goal.

As of March 31, 2008 the Company’s confirmed order backlog was approximately $17 million, as compared to an approximately $30 million backlog at March 31, 2007. The number of boats in dealers’ inventories at March 31, 2008 was down 7 percent, as compared to March 31, 2007, and is lower than it has been in the past five years. Boats in dealers’ inventory represents approximately 31 weeks of production. The fourth quarter of Fiscal 2008, ending June 30, 2008, is expected to generate higher revenues than the second or third quarters.

The Company signed a letter of intent to acquire certain assets relating to the Baja Marine Corporation boat business from Brunswick Corporation. Terms of the agreement were not disclosed, and completion of the sale is subject to certain conditions and approval of the Boards of the Company and Brunswick Corporation. Baja produces high performance sport boats in lengths from nineteen feet to forty feet and sells to a market that has limited overlap with boats manufactured by Fountain Powerboats, Inc. Management expects the Baja product line will complement the Fountain product line and allow the Company to add revenue for the Baja products with minimal additional overhead. The Company expects to begin manufacturing Baja boats for the 2009 model year. The Company’s start-up of production of the Baja product line will require the use of cash for initial costs and the buildup of inventories prior to the ramp-up of production and delivery of the new product line to the dealer network.

Results of Consolidated Operations

Three months ended March 31, 2008 compared to Three months ended March 31, 2007

Key operating and financial statistics for the three months ended March 31, 2008 and 2007 are:

	Three Months Ended March 31,
	2008	2007
Consolidated Operations

Total number of boats sold	55	72
Net sales	$14,222,639	$16,475,688
Gross margin percent	7.7%	8.3%
SG&A expense	$2,793,531	$2,721,943
Operating income(loss)	$(1,692,338)	$(1,347,621)

Net sales – Net sales for the three months ended March 31, 2008 were $14,222,639, as compared to $16,475,688 for the three months ended March 31, 2007, a decrease of 13.7 percent. Sales for the quarter decreased as a result of the continued weak retail markets.

Net sales by Product Line for the three months ending March 31:

	2008	Percentage	2007	Percentage
Sport boats	$4,654,545	32.7%	$6,347,266	38.5%
Express cruisers	2,374,410	16.7%	2,890,269	17.5%
Sport fishing boats	6,216,666	43.7%	6,800,293	41.3%
Service, parts, sportswear, other	977,019	6.9%	437,860	2.7%
Total	$14,222,639		$16,475,688

Gross profit – Gross profit for the three months ended March 31, 2008 was $1,101,194, 7.7 percent of net sales, as compared to $1,374,322, 8.3 percent of net sales, for the three months ended March 31, 2007. The decrease in gross margin is primarily due to reduced fixed cost absorption because of lower volume of sales.

Selling expense – Selling related expenses were $1,886,839 for the three months ended March 31, 2008, as compared to $1,869,486 for the three months ended March 31, 2007.

General and administrative expenses – General and administrative expenses were $906,693 for the three months ended March 31, 2008, as compared to $852,457 for the three months ended March 31, 2007.

Interest expense – Interest expense for the three months ended March 31, 2008 was $266,756, as compared to $293,095 for the three months ended March 31, 2007.

Net income(loss) – Net loss for the three months ended March 31, 2008 was ($1,966,473) as compared to a net loss of ($3,873,524) for the three months ended March 31, 2007. The lower loss, as compared to the net loss for the prior year, was due to a Deferred Tax Expense of $2,232,834 in the prior period.

Income tax – The Income Tax Expense for the three months ended March 31, 2008 is $0, compared to an Income Tax Expense of $2,232,834 for the same period last year. During the three months ended March 31, 2008, the Company utilized a Valuation Allowance to completely offset any tax benefit due to the uncertainty surrounding the ability to fully realize the net operating loss carryforwards to which the Company is presently entitled.

Nine months ended March 31, 2008 compared to Nine months ended March 31, 2007

Key operating and financial statistics for the nine months ended March 31, 2008 and 2007 are:

	Nine Months Ended March 31,
	2008	2007
Consolidated Operations

Total number of boats sold	205	243
Net sales	$47,468,106	$48,922,327
Gross margin percent	12.7%	11.0%
SG&A expense	$7,522,979	$8,775,604
Operating income(loss)	$(1,500,929)	$(3,401,427)

Net sales – Net sales for the nine months ended March 31, 2008 were $47,468,106, as compared to $48,922,327 for the nine months ended March 31, 2007, down 2.5 percent.

Net sales by Product Line for the nine months ending March 31:

	2008	Percentage	2007	Percentage
Sport boats	$16,501,499	35%	$18,952,884	39%
Express cruisers	8,372,672	17%	6,644,869	13%
Sport fishing boats	20,317,522	43%	21,952,556	45%
Service, parts, sportswear	2,276,414	5%	1,372,018	3%
Total	$47,468,106		$48,922,327

Gross profit – Gross profit for the nine months ended March 31, 2008 was $6,022,050, 12.7 percent of net sales, as compared to $5,374,177, 11.0 percent of net sales, for the nine months ended March 31, 2007. The improvement in gross profit is primarily attributable to improved manufacturing efficiencies, increased selling prices and fewer pricing concessions to dealers.

Selling expense – Selling related expenses were $4,782,095 for the nine months ended March 31, 2008, as compared to $6,045,455 for the nine months ended March 31, 2007, a reduction of $1,263,360 or 20.9 percent. The decrease was primarily attributable to the reduction of expenses related to the Company’s support of off-shore racing programs, advertising expenses and sales force expenses.

General and administrative expenses – General and administrative expenses were $2,740,884 for the nine months ended March 31, 2008, as compared to $2,730,149 for the nine months ended March 31, 2007.

Interest expense – Interest expense for the nine months ended March 31, 2008 was $832,394, as compared to $830,534 for the nine months ended March 31, 2007.

Net income(loss) – Net loss for the nine months ended March 31, 2008 was ($2,458,133) as compared to a net loss of ($5,565,673) for the nine months ended March 31, 2007. The lower loss, as compared to the net loss for the prior year, was a result of the reduction of selling expenses by $1,263,360 in the current period and the Deferred Tax Expense of $2,232,834 that was incurred in the prior period.

Income tax – The Income Tax expense for the nine months ended March 31, 2008 is $0, compared to $1,283,727 for the same period last year. During the nine months ended March 31, 2008, the Company utilized a Valuation Allowance to completely offset any tax benefit due to the uncertainty surrounding the ability to fully realize the net operating loss carryforwards to which the Company is presently entitled.

Segments

The Company operates two segments; Fountain Powerboats, Inc., the boat manufacturing segment, and Fountain Dealers’ Factory Superstore, Inc., the boat retail distributor.

Boat Manufacturing

The Boat Manufacturing segment has been the core of the Company’s business since it was founded approximately 30 years ago. It is the largest high performance boat manufacturer in the industry. In addition to its network of independent dealers, it now sells to the Company’s retail subsidiary.

Retail Distribution

The Retail Distribution segment is a new endeavor for the Company. It was organized in Fiscal 2008 to sell boats manufactured by the Boat Manufacturing segment in a territory that can be serviced from the location of the Company’s facilities. The retail operation also sells pre-owned boats taken in trade on new Fountain boats sold, trailers, electronics, and other services to its retail customers. The principal objective of this segment is to increase the number of boats manufactured by the Boat Manufacturing segment.

The Retail Distribution segment was established as Fountain Dealers’ Factory Superstore, Inc., a subsidiary of the Company, in the first quarter of Fiscal 2008. The startup of the business occurred during the weakest retail sales period of the recreational boating market, thus revenue was soft in the first half of the year while inventory had to be built up in anticipation of the selling season. Sales at retail are meeting the Company’s expectations at this point in the season and appear strong at the entry of the retail selling season.

The following table sets forth segment results for the nine months ended March 31, 2008 (prior year is not shown as the retail segment did not exist prior to Fiscal 2008):

	Nine Months Ended March 31, 2008
	Net Sales	Operating Income
Boat Manufacturing	$49,638,579	$(949,618)
Retail Distribution	$5,771,759	$246,919
Boat Eliminations	$(7,942,232)	$(798,230)

Total	$47,468,106	$(1,500,929)

Boat eliminations are eliminations between the Boat Manufacturing segment and the Retail Distribution segment for sales transactions consummated at arm’s length. The significant effect of eliminations on Operating Income is due to the buildup of inventory for the Retail Distribution segment.

Cash Flow, Liquidity and Capital Resources

As disclosed on the Unaudited Condensed Consolidated Statements of Cash Flows, the cash balance decreased by $886,840 during the nine month period ended March 31, 2008 (the current period). By comparison, during the nine months ended March 31, 2007 (the same period last year), the cash balance decreased $3,425,943. The use of cash during the current period is attributable to Operating and Investing activities.

The use of cash for Operating activities in the current period, $2,644,562, is primarily attributable to:

•

The net loss of $2,458,133 generated by the ongoing operations of the Company. The net loss reflects non-cash depreciation expense of $1,804,148 during the period.

•

Inventories increased by $2,507,816, a use of cash, due to building an inventory of boats at the Company’s newly created retail subsidiary, Fountain Dealers’ Factory Superstore, Inc.

•

Accounts Payable increased by $797,042, a source of cash, due to increased manufacturing activity related to building an inventory of boats at the Company’s newly created retail subsidiary, Fountain Dealers’ Factory Superstore, Inc.

•

Dealer Incentives decreased by $438,083 during the current period. This use of cash represents payments to dealers to discharge accrued liabilities created when boats were sold to those dealers. When the dealer sells a boat to a retail customer, the Company pays the dealer an amount accrued as an incentive for that dealer to provide the expected level of service for the retail customer over time. A decrease in Dealer Incentives indicates that more boats were sold at retail by dealers than were sold at wholesale by the Company.

The use of cash during the current period attributable to investing is $974,618, 42 percent less than the cash used for investing during the same period last year. The cash spent on the development of new molds and plugs was approximately 44 percent lower year over year primarily and cash spent on other fixed assets decreased approximately 39 percent year over year as well. The Company has reduced its overall capital expenditure programs.

The cash provided by financing activities during the current period was $2,732,340, which is primarily attributable to:

•

Financing the inventory of boats at the Company’s retail subsidiary in the amount of $4,168,877 under the Regions Bank Dealer Floor Plan and Security Agreement.

•

Borrowing $1,400,000 against the Cash Surrender Value of key man life insurance policies owned by the Company.

•

These sources of cash were partially offset by:

o

The repurchase of 468,091 shares of the Company’s common stock for $870,476 as authorized by the Board of Directors. The repurchase program has been concluded as substantially all authorized funds have been expended.

o

An additional principal payment of $481,007 to Regions Bank to set the outstanding principal amount of the term loan to $14.5 million when the loan was restructured.

o

The repayment of a Note Payable of $799,333 to Regions Bank during the period. That amount had been borrowed under a credit facility which has since been extinguished

Management is of the opinion that cash flows and the availability of the $2 million revolving credit line with Regions Bank will satisfy the Company’s current and future liquidity demands. As of March 31, 2008 the confirmed sales order backlog was approximately $17 million.

The Company has been operating under a waiver of the right to foreclose resulting from breach of covenants for our primary lender, which expires on June 30, 2008. If the Company is not able to cure the default or obtain an additional waiver at that time, the lender has the right to foreclose on substantially all assets. See Note 3 of Notes to Financial Statements for additional information about the debt situation.

Management is taking steps described in Note 9 of Notes to Financial Statements to deal with these liquidity and debt issues. There can be no assurance that management will succeed in dealing with these issues. Several general economic and industry trends increase the risk that we will not successfully deal with these issues, including the generally decreased availability of credit, tougher lending standards by many lenders, higher gas prices, which increases the operating costs of our customers, higher prices for raw materials and parts and forecasts by industry analysts for lower boats sales. We do not foresee a near term end to these adverse conditions and so we must be prepared to deal with our lender under these conditions when our waiver expires.

Cautionary Statement for Purposes of “Safe Harbor” Under the Private Securities Reform Act of 1995.

The Company may from time to time make forward-looking statements, including statements projecting, forecasting, or estimating the Company’s performance and industry trends. The achievement of the projections, forecasts, or estimates contained in these statements is subject to certain risks and uncertainties, and actual results and events may differ materially from those projected, forecasted, expected, or estimated.

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

Item 3:

Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At March 31, 2008, the Company owed $14,182,825 on the $14,500,000 Term Loan from Regions Bank. The loan agreement has $1,807,825 at the one month LIBOR plus 1.75 percent and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45 percent. In addition, the outstanding balance on the Dealer Floor Plan and Security agreement, $4,168,877 as of March 31, 2008, accrues interest at the lender’s Prime Rate plus 1 percent. A hypothetical 50 basis point increase in interest rates would result in an approximately $29,900 increase in annual interest expense.

Item 4t.

Controls and Procedures

As of March 31, 2008, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART – II. OTHER INFORMATION.

Item 1.

Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending March 31, 2008.

Item 1A.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased shares during the three month period ended March 31, 2008.

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of shares that may yet be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	17,400	$1.20	17,400	$0
February 1, 2008 – February 29, 2008	0	$0	0	$0
March 1, 2008 – March 31, 2008	0	$0	0	$0
Total	17,400	$1.20	17,400	$0

In the second quarter of Fiscal 2008, the Company’s Board of Directors authorized a $900,000 share repurchase program, to repurchase shares on the open market or in private transactions from time to time depending on market conditions. The Company purchased 450,691 shares for $847,226 in the second quarter and 17,400 shares for $21,598 in the third quarter. No expiration date was included in the authorization; however the repurchase program has been concluded as substantially all authorized funds have been expended. The shares purchased are classified as Treasury stock in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

An index of exhibits that is a part of this Form 10-Q appears following the signature page and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.
(Registrant)

Date: May 15, 2008	By:	/s/ IRVING L. SMITH
Irving L. Smith
Chief Financial Officer

Date: May 15, 2008:	By:	/s/ ROGER F. SCOTT
Roger F. Scott
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

22