Form 10-K
period 2008-06-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2008-09-29
CIK 764858

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of Registrant’s voting common equity held by non-affiliates as of the last business day of Registrant’s most recently completed second fiscal quarter was $2,521,119.

As of September 29, 2008, the number of outstanding shares of Registrant’s Common Stock (excluding shares treated as treasury shares) was 4,361,184.

Portions of the Registrant’s definitive proxy statement to be distributed in connection with its next Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Part I

Item 1.	Business.

Background.

Fountain Powerboat Industries, Inc. (the “Company”), through its wholly owned subsidiary, Fountain Powerboats, Inc. (the “Subsidiary”), designs, manufactures and sells internationally recognized recreational offshore sport boats, sport fishing boats and sport cruisers that target a segment of the recreational powerboat market where speed, performance, quality and safety are the primary purchase criteria. The Company sells its boats and ancillary products through a worldwide network of 26 domestic and 21 international dealers.

Fountain Powerboats, based upon an innovative, award-winning design, are well branded within the boating industry. The Company markets the celebrity of its Chairman, Chief Executive Officer, President and founder, Reginald M. Fountain Jr., an internationally recognized designer, engineer and builder of high speed powerboats and holder of three world titles and seven national racing championships.

Fountain Powerboat Industries, Inc. formed a wholly owned subsidiary, “Fountain Dealers’ Factory Superstore, Inc.”, effective July 1, 2007 for the principal purpose of selling boats produced by Fountain Powerboats, Inc., the manufacturing subsidiary, to retail customers who reside in a territory that can be serviced from the Company’s Washington, North Carolina location. The manufacturing subsidiary assigned eastern North Carolina, Virginia and South Carolina to the retail subsidiary as its sales territory. The retail operation will sell pre-owned boats taken in trade on sales of new Fountain boats and other services to retail customers. A secondary, but very important, objective of the retail operation is to provide retail sales support and assistance to all dealers in the Fountain Powerboats, Inc. distribution network. The retail operation will operate out of facilities owned by the Company.

Fountain Powerboat Industries, Inc. formed a wholly owned subsidiary, “Baja by Fountain, Inc.”, effective May 21, 2008 for the purpose of acquiring certain assets of Baja Marine Corporation from Brunswick Corporation and the rights to produce some boat models previously built by Baja Marine Corporation. Baja produced high performance sport boats in lengths from nineteen feet to forty feet with limited overlap with the size of boats manufactured by Fountain Powerboats, Inc. and with design, technology and amenities being very different. The Baja customer base has considerably different demographics than the Fountain customer base thus providing a divergent market. Baja had an 87 dealer distribution network with approximately 15% of its Fiscal 2007 sales international. Management expects the Baja product line will complement the Fountain product line and allow the Company to add revenue for the Baja products with minimal additional overhead.

Products.

Fountain Powerboats

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

The Company has twenty different models that fall into three categories — express cruisers, sport fishing boats and sport boats. Initially known for its sport boats, Fountain Powerboats has evolved into a company with a wide variety of boats for discriminating boaters.

Fountain Powerboats has a significant share of the high performance sport boat market and offers nine different sport boat models ranging from the 29’ Fever to the 47’ Lightning. These V-bottom boats carve turns at all speeds, even when being propelled at over 100 MPH by twin or triple Mercury 525 engines.

Fountain Powerboats has become well known for its upscale, high performance and elegant Express Cruisers. The cruiser market had been growing as the populace ages and begins to look not only for speed but also for luxurious amenities for the entire family. Fountain Powerboats, with its 38’ and 48’ Express Cruisers, is poised with products to capitalize on the niche of this market that desires high performance.

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

Fountain’s fish boats are designed for the fishing aficionado who demands speed and superb amenities for his family and friends. Entering the tournament fishing market in the late 1980’s, and now considered “the boat to beat”, the Company’s fish boat product line includes nine different models ranging from the 23’ Center Console (“CC”) to the 38’ Sport Fish Cruiser outboard.

Fountain participates in Poker Run events, which is an increasingly popular sporting event that involves large numbers of recreational boat owners. These events are sponsored by local organizations, generally including one of the Company’s dealers, and present a great opportunity to showcase the Company’s boats to an affluent audience.

During Fiscal 2008 the Company introduced the following new and upgraded boat models:

•

A new 33’ sport boat model was introduced as the newest and smallest boat of the Lightning Series complete with the redesigned Lightning series interior and Mercury 425HP stern drives engines. It will perform at speeds in excess of 82 MPH;

•

The 33’ sport fish cruiser outboard hull was redesigned to provide that model an even smoother and more stable ride in all types of water conditions, at all speeds, and with twin outboard Mercury Verado engines to match the performance of the 38’ sport fish cruiser outboard;

•

The 38’ express and sport fish cruiser models were adapted to accommodate the newest 38’ hull design that was developed for the 38’ sport fish cruiser outboard to provide those models with the superior performance and handling that customers are experiencing with this popular outboard boat;

•

The 48’ express cruiser was made available with a twin Cummins diesel engine configuration. This option reduces the overall cost of the boat and operating costs while maintaining high performance operating speeds. This option was introduced in answer to demand from the international market but has been popular domestically as well.

The chart below shows the number of boats completed and shipped during the last three fiscal years by product line.

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Sport boats	98	127	167
Express cruisers	32	31	42
Sport fishing boats	153	168	190
Other	2	3	1

Total	285	329	400

As of June 30, 2008 Fountain Powerboats had a backlog of firm orders for 21 boats, totaling sales of $3.4 million, all of which are expected to be completed during Fiscal 2009. At June 30, 2007, the sales backlog was 76 boats, totaling $16.8 million.

Baja

Baja boat models include three product series of high performance sport boats, ranging from 19’ to 40’. All Baja models are built on a V-bottom design and are powered with either single or twin Mercruiser stern drive inboard engines. The suggested retail price of Baja boats have ranged from $25,500 to $300,000.

Baja customers started an owners club as “Team Baja” several years ago. They hold many events throughout the year at different locations in the US. These are very proud and loyal owners; they are one of the reasons that Baja has been able to build as many as 1200 boats in a single year.

Baja and its customers have been very active in Poker Run events, with Baja maintaining a company sponsored boat configured and designed specifically for the Poker Run tour. Baja facilitated and supported the Baja Team owners club as well as other customers on the tour to promote camaraderie. Participation in these events boosted the popularity and sales of Baja boats.

Baja by Fountain, Inc. acquired the molds and tooling for fifteen Baja models; six models of the “Outlaw” Series”, four models of the “Islander Series”, and five models of the “Performance Series”. The Company will produce Baja boats for the 2009 model year, with production and delivery of nine of the models in September/October, 2008. Baja boats will be built using the same production processes as are used for Fountain boats.

Fountain Dealers’ Factory Superstore

The Fountain Dealers’ Factory Superstore, Inc. (Superstore) was formed to establish a factory associated dealership for the exclusive sales of boats produced by Fountain Powerboats, Inc. It provides Fountain’s retail customers a close relationship with the support and service of Fountain Powerboats’ factory staffs and facilities. It performs dealership sales and services in a territory that encompasses the eastern region of North Carolina, Virginia and South Carolina. This is a territory that can be sufficiently served by a dealership located centrally in Washington, North Carolina. The Superstore also provides sales support and assistance to all dealers in Fountain Powerboats, Inc. distribution network.

The mission of the Superstore is to increase the number of boats produced and sold by Fountain Powerboats, provide a quality experience for Fountain’s customers when selecting and purchasing a Fountain boat, maintain a professional retail sales organization that is focused on selling Fountain boats as a model sales program to increase sales of the existing dealer network, and provide a perpetual, qualified, specialized and proficient retail outlet for the viable Central Atlantic Coast market for Fountain boats.

The chart below shows the sales of the Superstore for its first year of operation:

		Fiscal 2008
Fountain Powerboats boats purchased	43 boats	$9,138,276
New Fountain Powerboats sold at retail	33 boats	$7,781,455
Trade-in boats sold at retail	8 boats	791,567
New trailers sold at retail		150,322
Other sales (e.g. electronics, service, non-boat trades)		31,116

Total sales of Superstore		$9,754,460
(Intercompany sales are eliminated in consolidation.)

Research and Development.

Staying ahead of its competition, Fountain’s employees conduct ongoing research and development pertaining to the design of its boats’ hulls and decks and its small parts production. The Company invested approximately $800,000 on the development of new plugs and molds during Fiscal 2008. Over the past three fiscal years, the investments into product development were as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Design, Research & Development	$749,136	$757,186	$780,520
Construction of New Plugs and Molds	799,918	1,034,366	1,092,994

For fiscal 2009, planned expenses for design, research and development are estimated to be $762,000, and plug and mold construction expenditures are estimated to be $900,000. Primarily, these expenditures will go to upgrading and expanding the Baja product line, expanding Fountain express cruisers line and enhancing the Fountain sport fish boats line to continue to expand the Company’s presence in that profitable and more stable market.

Manufacturing.

Manufacturing capacity of the Company’s facility can accommodate 40 to 45 boats in various stages of construction at any one time. Construction time is approximately three to eight weeks, dependent on the product mix.

At June 30, 2008 the Company had 322 employees, of which 294 employees were direct production or production support. The Company currently has the capacity to manufacture approximately 300 Fountain Powerboats boats and 500 Baja boats per year.

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

Product Warranty.

The Company warrants the boat hull and deck structure against defects in material and workmanship for a period of six years. Warranty costs, if any, on other components of the boats are generally absorbed by the original component manufacturer. Warranty costs can vary depending on the size and number of components in the boats sold. The Company focuses on high quality manufacturing programs and processes, including active monitoring of the quality of components obtained from suppliers and managing the dealer and customer warranty experience and reimbursements. Our estimated warranty obligation is based upon the warranty terms, the enforcement of those terms over time, defects, repair costs, and the volume and mix of boats sold. The estimate of warranty costs is regularly analyzed and is adjusted based on several factors including the actual claims that occur by model and model year. The following is a table of the Company warranty expense for fiscal years 2008 and 2007:

	Fiscal 2008	Fiscal 2007
Net Sales	$68,202,620	$68,829,987
Warranty Expense	$1,037,405	$1,347,511
Warranty Expense as a % of Sales	1.5%	2.0%

Sales and Marketing.

The Company sells its Fountain products through a worldwide network of 26 domestic dealers and 21 international dealers. While most of these dealers are not exclusive, the Company uses discretion in locating new dealers in an effort to protect the interests of its existing dealer network. Baja had a worldwide network of 87 dealers, and the Company is in the process of establishing a relationship with dealers from that network who potentially will purchase Baja and potentially Fountain boats.

The Company employs Sales Representatives who are assigned regional territories. The Sales Representatives manage the Company’s relationship with dealers in their assigned territories. They support and assist dealers with features and benefits sales training, retail sales opportunities, inventory selection and stocking, accounts reconciliation and general communications and support.

The Company engages an agent for sales to international markets. The agent manages the relationship with international dealers, markets and sells products to dealers, coordinates all international shipments, handles all currency exchanges, and administers warranty claims with international customers.

The following is a table of sales by geographic area for the last three fiscal years.

	Fiscal 2008	Fiscal 2007	Fiscal 2006
United States	$56,911,647	$60,011,000	$70,934,584
Canada, Mexico, Central/South America	4,176,865	3,689,071	1,849,529
Europe	5,310,545	4,059,120	2,722,920
Middle East	1,378,907	455,687	2,753,281
Africa	—	—	965,910
Asia	189,162	300,691	—
Australia	235,494	314,418	—

Total	$68,202,620	$68,829,987	$79,226,224

Fountain Powerboats targets a significant portion of revenue for its branding and advertising programs in the United States of America and internationally. The Company continues to expand its dealer network into Europe, South America and the Middle East. The Company’s International sales were $11,290,973 for fiscal 2008 and $8,818,987 for fiscal 2007. The Company requires payment in full or an irrevocable letter of credit from a domestic bank before it will ship a boat out of the United States of America.

In Fiscal 2008, one dealer accounted for 12.5 percent of sales, one dealer accounted for 8.5 percent, one dealer accounted for 6.9 percent, one dealer accounted for 5.1 percent and one dealer accounted for 5.0 percent. In Fiscal 2007, one dealer accounted for 13.6 percent of sales, one accounted for 9 percent and four each accounted for 5.0 to 5.5 percent. In fiscal 2006, one dealer accounted for 10.9 percent of sales, one accounted for 8.5 percent and four each accounted for 5.8 to 6.3 percent.

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

Fountain Powerboats does not manufacture to inventory, as its boats are pre-sold to dealers before entering the production line. The Company can ship to dealers on a cash-on-delivery basis or through floor plan financing programs in which the Company participates on behalf of its dealers. For Fiscal years 2008, 2007 and 2006, the Company has paid the interest on the floor plan, for a certain period of time, as a sales promotion program.

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

The marketing of boats to retail customers is the responsibility of the dealer, whose efforts are complemented by Fountain Powerboats’ advertising in boating magazines, participating in boat shows and its Sales staff responding to and tracking leads from advertisements, boat shows and internet inquiries. To assist in brand recognition, the Company has developed racing programs to participate in the major classes of offshore powerboat races in which many of Fountain’s single and twin engine racing boats continue to hold their respective world speed records. Fountain Powerboats founder and CEO Reggie Fountain, who has won numerous races in both factory and customer owned boats and has set numerous world speed records in both, in August 2004 set a V-bottom World Speed Record with a speed of 171.883 MPH in a Fountain 42’ Lightning.

To enhance brand recognition, Fountain Powerboats sponsors outstanding sport fishermen who own Fountain boats and fish in tournaments organized by the Southern Kingfish Association (SKA) and the American Striper Association (ASA). The Company’s SKA and ASA fishing teams are captained by world class anglers who can afford to purchase any boat, but who choose to own a Fountain Powerboat. The Company supports the ASA tournaments held throughout the Northeast in areas ranging from Virginia to Maine, and the SKA tournaments held throughout the South and Southwest, from North Carolina to Texas. The Fountain team’s winning records have given its sport fishing boats favorable exposure to serious sport fishermen looking for superior performance.

Competition.

Competition within the powerboat manufacturing industry is intense. The high performance sports, fish and cruiser boat markets, which comprises only a small segment of all boats manufactured, are significant markets in terms of total dollars spent. The manufacturers who compete with the Company in these market segments include:

Sport Boats

•	Formula, a Division of Thunderbird Products Corporation

•	Cigarette Racing Team, Inc.

•	Donzi, American Marine Holdings

•	Outer Limits

•	Nordic

•	Hustler

Fish Boats

•	Contender Boats

•	Donzi, American Marine Holdings

•	Wellcraft

•	Hydrasports

•	Grady White

•	Triton

•	Jupiter

•	Yellowfin

•	Boston Whaler, a Division of Brunswick Corporation

Cruisers

•	Formula, a Division of Thunderbird Products Corporation

•	Donzi, American Marine Holdings

•	SeaRay, a Division of Brunswick Corporation

•	Sunseeker

Baja

•	Checkmate

•	Challenger

•	Donzi, American Marine Holdings

•	Sonic

•	Sunsation

•	Velocity

The Company believes that in its market segments buyers select boats based on speed, performance, quality, image and safety, with style and price being secondary considerations.

Market demographics and industry experts indicate the fish boat market offers the best growth potential within the boating industry. Fountain Powerboats continues to expand its family of fish boats to meet the rising demand in this significant high-growth market. The Company introduced performance improvements to fish boat models in 2008 and plans to upgrade one of its existing models in 2009.

The Company has experienced strong demand for its higher priced cruisers. This is due in part to a populace that not only wants speed but requires the additional space to bring along the family. The Company believes that a large number of current product owners, many of whom have purchased multiple and increasingly larger boats from the Company, provide a target market for the fast-growing cruiser segment. Sales of this product line strengthened in 2008, as compared to 2007, particularly for the top of the line model, the 48’ Express Cruiser.

Employees.

As of June 30, 2008, the Company had 322 employees, of which eight were executive and management personnel. Twenty were engaged primarily in administrative positions, such as accounting, human resources, marketing and sales. None of the Company’s employees are party to a collective bargaining agreement. The Company considers its employee relations to be excellent. The Company is an equal opportunity employer.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Company’s executive offices and manufacturing facilities are located on 65 acres along the Pamlico River in Beaufort County, North Carolina. All of the land, buildings and improvements are owned by the Company and were held as collateral on notes and mortgages payable outstanding at June 30, 2008. (See Note 5 to the Company’s consolidated financial statements contained in Item 8 of this Report). The operating facility contains buildings totaling 237,360 square feet located on fifteen acres. The buildings consist of the following:

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

As of June 30, 2008, the Company’s manufacturing operating subsidiary was a defendant in lawsuits arising in the ordinary course of its business, including eight alleged breach of warranty or product liability suits. In the Company’s opinion these lawsuits are without merit and, therefore, the Company intends to vigorously defend its interest in such suits. The Company carries sufficient liability and product liability insurance to cover attorney’s fees and any losses that may occur from a product liability or breach of contract suit, over and above applicable insurance deductibles. The management of the Company believes that none of such current proceedings will have a material adverse effect.

The Company’s subsidiary was notified by the United States Environmental Protection Agency (“EPA”) that it had been identified as a potentially responsible party (“PRP”) in the remediation of contamination at a clean up site. The Group administrator estimated the Company’s share of future remediation cost to be $28,105. The Company is eligible for a de Minimus Settlement Agreement, which is expected to be finalized in 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, $.01 par value, is listed on the American Stock Exchange (under the symbol “FPB”). The following table lists the high and low closing prices for the Company’s common stock as reported on the American Stock Exchange for each calendar quarter during its fiscal years ended June 30, 2007 and 2008.

Quarter Ending	High	Low
September 30, 2006	4.55	4.00
December 31, 2006	4.99	3.63
March 31, 2007	4.38	3.75
June 30, 2007	3.75	2.51

September 30, 2007	2.88	1.80
December 31, 2007	2.28	1.10
March 31, 2008	1.93	1.12
June 30, 2008	1.89	0.85

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

On June 30, 2008 there were approximately 208 holders of record for the Company’s common stock.

On June 11, 2008, the Company received notice from the American Stock Exchange (“Amex”) that it was not in compliance with one of Amex’s standards for the continued listing of the Company’s common stock. Specifically, the notice stated that the Company was not in compliance with Section 1003(a)(iv) of Amex’s Company Guide because it had “…sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired, that it appears questionable, in the opinion of the Exchange, as to whether such company will be able to continue operations and/or meet its obligations as they mature.” As a result, the notice stated that the Company had become subject to Amex’s suspension and delisting procedures.

Amex permitted the Company to submit a plan addressing how it intended to regain compliance with Amex’s listing standards (a “Plan”). On July 18, 2008, the Company submitted a Plan to Amex that summarized its plans and strategies for dealing with the issues raised in Amex’s notice.

On August 25, 2008, Amex notified the Company that it had made a reasonable demonstration of its ability to regain compliance and that Amex has accepted the Company’s Plan and granted it an extension until December 11, 2008, to regain compliance with Amex’s continued listing standards. During the extension period, the listing of the Company’s common stock will be continued and the Amex Staff periodically will review our implementation of the strategies described in the Plan. Failure to make progress consistent with the Plan or to regain compliance with Amex’s continued listing standards by the end of the extension period could result in the initiation of proceedings to delist the Company’s common stock from the American Stock Exchange.

Item 6.	Selected Financial Data.

Fiscal Years 2004 through 2008

Years ended June 30

Operations Statement Data

	2008	2007	2006	2005	2004
Net Sales	$68,202,620	$68,829,98 7	$79,226,224	$71,182,069	$59,296,964
Net Income (loss)	(2,199,828)	(5,046,286)	2,404,912	756,212	609,087
Basic earnings (loss) per share	(.48)	(1.05)	.50	.16	.13
Weighted average shares outstanding	4,587,193	4,821,987	4,819,275	4,815,188	4,761,460
Diluted earnings (loss) per share	(.48)	(1.05)	.49	.15	.13
Diluted weighted average shares outstanding	4,587,193	4,821,987	4,903,949	4,890,124	4,825,179

Balance Sheet Data

	2008	2007	2006	2005	2004
Current assets	$14,302,553	$13,381,8199	$17,134,786	$13,023,588	$12,460,218
Total assets	37,324,660	33,416,945	37,860,360	33,034,252	30,621,143
Current liabilities	16,804,027	13,725,455	13,232,828	11,062,016	6,782,584
Long term debt	20,428,948	15,969,407	15,228,700	15,433,446	17,869,178
Stockholder’s equity (1)	86,857	3,636,359	9,093,699	6,538,790	5,721,726

(1)	The Company has not paid any cash dividends since its inception

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing.

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

At June 30, 2008, 2007, and 2006, there were no commitments to dealers to pay the interest on floor plan financed boats in excess of the time period specified in the Company’s written sales program and there were no direct repurchase agreements. There were no deferred sales or cost of sales estimated at June 30, 2008, 2007, and 2006.

The Company has a contingent liability to repurchase boats where it participates in the floor plan financing made available to its dealers by third-party finance companies, aggregating to $22,869,162 and $24,375,708 at June 30, 2008 and 2007, respectively. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligation to the lender and the boat is subsequently repossessed by the lender, then the Company may be required to repurchase the boat.

Business Environment.

Recreational boating is a discretionary expenditure and many purchasing decisions are influenced by interest rates, fuel prices, insurance rates, weather, general economic factors, and other socioeconomic and environmental factors.

Consumer confidence has been negatively affected by a number of factors; rising fuel prices, rising cost of goods and services, home mortgage failures, decline of housing starts, interest rate increases, bank and lending institution failures, and unemployment increase.

The overall marine industry began to soften in 2005 for small fiberglass boats (30 feet and less) and the downturn expanded into the larger fiberglass boat segment in 2006. Demand for sport fishing boats and cruisers weakened in 2007. Sales of all segments of the fiberglass recreational boating market have continued to decline through the second calendar quarter of 2008. Market analysts are projecting that the industry will not see a significant improvement through 2009.

Overview

The Company’s revenue declined for Fiscal 2007 to approximately $68.8 million from approximately $79.2 million for Fiscal 2006. This was the result of the general decline in the marine industry that affected the segments of the market in which the Company’s boats are sold.

The Company’s revenue for Fiscal 2008, at approximately $68.2 million, was essentially the same as for Fiscal 2007. Given the continued decline of the overall recreational fiberglass market during the period of the Company’s Fiscal 2008, maintaining the same level of revenue was a remarkable achievement.

Overall attendance of the 2008 season boat shows was lower than in 2007, which was lower than in 2006. The Company increased its participation with its dealers at regional and national boat shows with good success. Even though advertising expenses for Fiscal 2008 were reduced from the 2007 level, advertising was more focused into targeted campaigns of promotion. Promotional brochures and event schedules were mailed to thousands of potential customers to coincide with dealers’ special events. Sales activities and promotions with specific goals and objectives were instrumental in the Company maintaining a constant level of revenue in a declining market.

The Company implemented cost and expense reduction programs in Fiscal 2008 that had positive effects on the results for Fiscal 2008, such as:.

•	Utilities conservation program

•	General insurance expense

•	Advertising expense

•	Fish tournament support expense

•	Offshore racing promotional program and related expenses

The Company’s revenue was $68,202,620 for Fiscal 2008, approximately the same as revenue of $68,829,987 for Fiscal 2007. Net sales for the sport boat product line declined by 10 percent, fish boat product line sales declined by 5 percent, and the cruiser product line sales increased by 22 percent.

Revenue for the fourth quarter of Fiscal 2008, ended June 30, 2008, was $20,734,514, as compared to $19,907,661 for the fourth quarter of Fiscal 2007, an increase of 4 percent. Operating profit for the fourth quarter was $399,619, as compared to $568,004 operating profit for the fourth quarter of Fiscal 2007. The lower profit for 2008 was primarily attributable to an adjustment made to net sales in the fourth quarter of 2007 to remedy the over accrual of a newly established year end dealer incentive award. This new dealer incentive award was over accrued because the rate of accrual, established at the beginning of the year, was based upon projected annual dealer sales, the actual volume of which was not known until the fourth quarter of Fiscal 2007.

No boats were repurchased in Fiscal 2008, from finance companies under contingent repurchase obligations for dealers failing to meet obligations to those finance companies. Five boats were repurchased in Fiscal 2007, from finance companies under contingent repurchase obligations for a dealer that failed to meet its obligations to those finance companies, for a total repurchase amount of $809,347. All five boats were re-sold to other dealers with a total reduction in profit of $51,394. No boats were repurchased in Fiscal 2006 in connection with floor plan arrangements. At June 30, 2008, the Company had recorded a $78,787 reserve for losses which may be reasonably expected to be incurred on boat repurchases in future years. At June 30, 2007 the reserve was $64,124 and at June 30, 2006 the reserve was $15,459.

Outlook

The fiberglass recreational boat market decline has continued through the retail buying season of 2008. Generally, marine dealer inventories remain high and retail sales are low, thus dealers may be cautious about increasing their inventories during the off season months. Market analysts are forecasting that the industry may not see a significant improvement through 2009.

The Company’s Sales and Marketing staffs will continue a targeted boat show, advertising and promotion campaign and increase its internet marketing program for the Fountain and Baja product lines.

The Company is developing production processes for the Baja boat models to be compatible with the Fountain production processes, and it expects to have most of the models in full production in the second quarter of Fiscal 2009. Baja dealer inventories are being depleted and they are ready to receive the Baja by Fountain products.

The Company’s retail subsidiary, Fountain Dealers’ Factory Superstore, Inc., had a very successful first year of operation in Fiscal 2008 with approximately $9 million in sales, and is expected to be a positive contributor of revenue in 2009.

International sales grew in Fiscal 2008 by 28% and was 17% of total sales for the Company. The international market has continued to grow while the domestic market has been in a decline. The Company expects international sales to be a positive source of revenue in 2009.

The Company’s fiscal plan for 2009 is based on revenue of $62 million to $65 million. Cost and expense reduction programs have been implemented to produce positive results at that level of revenue.

Results of Operations.

Net sales for Fiscal 2008 were $68,202,620, approximately the same revenue as compared to net sales of $68,829,987 for Fiscal 2007. Maintaining the same revenue level during a declining market was primarily the result of focused sales activities and promotions guided by specific goals and objectives.

Net Sales by product line for the Fiscal years of 2008, 2007 and 2006 are:

	Fiscal 2008 Net Sales	% of Sales	Fiscal 2007 Net Sales	% of Sales	Fiscal 2006 Net Sales	% of Sales
Product Line
Sport boats	$25,086,667	37%	$28,055,276	40%	$31,799,204	40%
Express cruisers	11,457,756	17%	9,399,064	14%	15,760,240	20%
Sport fishing boats	28,169,615	41%	29,629,864	43%	29,194,785	37%
Other	3,488,582	5%	1,745,783	3%	2,471,995	3%

Net sales total	$68,202,620		$68,829,987		$79,226,224

Gross profit on sales for Fiscal 2008 was $9,402,572, 13.8 % of net sales, as compared to $9,108,088, 13.2 % of net sales, for Fiscal 2007. Gross profit for Fiscal 2006 was $13,073,800, 16.5 % of net sales. Production efficiency improvements in Fiscal 2008 were partially offset by increased material costs and low fixed cost absorption. The decrease of 3.3 percentage points from 2006 to 2007 was primarily attributable to production inefficiencies due to lower production volumes, reduced fixed cost absorption from production cuts and promotional program pricing in the first half of the year.

Operating loss was ($1,101,310) for Fiscal 2008, as compared to a loss of ($2,745,878) in Fiscal 2007 and a profit of $2,275,355 in Fiscal 2006. The operating loss for Fiscal 2008 was an improvement of ($1,644,568), or 60 percent, as compared to Fiscal 2007, and the improvement was primarily the result of reduced selling expense. Operating loss for Fiscal 2007 was affected by the circumstances outlined above in the gross margin discussion of this report and increased selling expenses, detailed below.

Net loss in Fiscal 2008 for the Company was ($2,199,828), or ($.48) per share as compared to a net loss of ($5,046,286) or ($1.05) per share for Fiscal 2007, of which ($1,283,728) or ($.27) per share was a tax adjustment. This compares to a net income of $2,404,912 or $.49 per diluted share for Fiscal 2006. The tax adjustment for Fiscal 2007 arose from the establishment of a valuation allowance to completely offset the Company’s Deferred Tax Assets which was established in Fiscal 2006 (see Note 7 to the consolidated financial statements).

Depreciation expense was $2,406,502 for Fiscal 2008, $2,313,807 for Fiscal 2007, and $2,020,860 for Fiscal 2006.

Overall selling and general and administrative expense for Fiscal 2008 was $10,503,882, a $1,350,084 reduction when compared to $11,853,966 for Fiscal 2007. Fiscal 2007 was a $1,055,520 increase from $10,798,445 in Fiscal 2006.

Selling expenses were $6,704,422 for Fiscal 2008, $8,040,083 for Fiscal 2007 and $6,765,871 for Fiscal 2006. The reduction of $1,335,661 in selling expense for Fiscal 2008, as compared to Fiscal 2007, resulted from reductions in all selling expense categories, except boat shows, with reduction in offshore racing expenses being the most significant. The increase in selling expense in Fiscal 2007, as compared to Fiscal 2006, was primarily from an increase in advertising expenses, including an expanded international advertising program, increased salaries and commissions and increased expenses for the Company’s support of offshore racing and fishing tournament programs.

Major selling expenses for the past three fiscal years were as follows:

	2008	2007	2006
Fishing	$479,233	$548,693	$444,328
Racing	1,007,269	1,776,198	1,474,270
Advertising	1,854,660	2,013,740	1,412,435
Salaries & commissions	1,168,435	1,345,709	1,098,662
Boat shows	888,511	691,633	526,381
Dealer support	166,950	456,802	550,138
Other selling expenses	1,139,364	1,207,308	1,259,657

Total	$6,704,422	$8,040,083	$6,765,871

General and administrative expenses include the executive, finance, human resources, information technology, legal and administrative operating expenses of the Company. These expenses were $3,799,460 for Fiscal 2008, $3,813,883 for Fiscal 2007, and $4,032,574 for Fiscal 2006. The decrease in administrative expenses for 2007 was primarily attributable to reduced legal expenses.

Interest expense net of amounts capitalized was $976,853 for Fiscal 2008, $966,784 for Fiscal 2007, and $1,132,584 for Fiscal 2006. Interest expense decreased in Fiscal 2007 due to Fiscal 2006 having an expense of $229,801 of capitalized loan costs from the previous Bank of America loan when it was refinanced by the new $16,500,000 loan from Regions Bank.

Current tax provision is $0 for the year ending June 30, 2008, 1,283,728 for the year ending June 30, 2007, and ($1,283,746) for the year ending June 30, 2006. The current tax provision of $0 for Fiscal 2008 is the natural consequence of the net loss incurred by the Company. Deferred tax (benefit)/provision is ($790,589) for the year ended June 30, 2008, ($1,417,122) for the year ended June 30, 2007 and $460,258 for the year ended June 30, 2006. Deferred taxes arise from temporary differences between financial and income tax reporting regarding the recognition of certain items.

As of June 30, 2008 the Company had net deferred tax assets of $3,491,439 that were fully offset by a valuation allowance because, as of that date, it was management’s conclusion that there continued to be doubt as to whether those deferred tax assets were more likely than not to be realized in the future. The deferred tax assets principally relate to the potential future benefits of tax net operating loss carryforwards, most of which had been generated during the years ended June 30, 2002, 2007 and 2008 when the Company generated substantial net losses. During the year ended June 30, 2008 the Company performed an evaluation, in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, of the likelihood of realization of its deferred tax assets. The evaluation resulted in the continued application of a valuation allowance.

The Company has available federal and state operating loss carry forwards at June 30, 2008 and June 30, 2007 of approximately $9,616,438 and $9,085,379, respectively, which expire at various dates through 2028. The ultimate realization of the benefits from the deferred tax assets is dependent upon the Company’s future earnings, the future tax laws in effect, and other unknown factors; all of which are uncertain. In recent years the Company elected to provide for a tax asset valuation allowance of $3,491,439 at June 30, 2008, $2,700,850 at June 30, 2007, and $0 at June 30, 2006.

Liquidity and Financial Resources.

As disclosed in the Condensed Consolidated Statement of Cash Flows, the cash balance decreased by $934,113 during the Fiscal Year ended June 30, 2008. By comparison, during the previous Fiscal Year the cash balance decreased $2,095,169.

Cash used by operations was $1,158,962 in Fiscal 2008 and resulted primarily from:

•	The net loss of $2,199,828 incurred is the most significant use of cash and is discussed elsewhere in this document.

•	Non-cash provisions adjustments, including depreciation expense of $2,406,502, added back $1,971,132.

•	Decreases in Prepaid Expenses and Other Assets provided $161,257. Increases in Accounts Payable and Accrued Expenses provided $2,116,721.

•	Increases in the asset accounts of Accounts Receivable and Inventories used $1,910,440. Decreases in the liability accounts of Dealer Incentives and Customer Deposits used $1,297,804.

Cash used for investing activities during Fiscal 2008 was $5,295,527 and resulted primarily from:

•

As is typically the case, the largest investment made was in creation of plugs and molds. Plugs are wooden forms constructed for the purpose of creating molds. Molds are used to replicate hulls, decks and various other fiberglass parts for boats. $799,198 was invested in plugs and molds for Fountain boats during Fiscal 2008. The Company also acquired molds and tooling for certain models of Baja boats at a total value of $4,000,000.

•	$501,309 was spent on property, plant and equipment.

Financing activities provided $5,295,527 during Fiscal 2008.

•	Boats in inventory for the retail subsidiary were financed on the “Floor Plan” for $3,075,606. (See Note 5, in the Notes to Consolidated Financial Statements).

•	The Company borrowed $4,000,000 from Brunswick Corporation under a promissory note to acquire certain assets of Baja Marine Corporation.

•	The Company repaid $799,333 that had been borrowed under the “Credit Facility” (See Note 5, in the Notes to Consolidated Financial Statements).

•	The Company borrowed $1,400,000 of the Cash Surrender Value of the Key Man Life Insurance Policies it owns on the life of the Company’s founder, Chairman and CEO.

•	The Company repaid $1,240,297 of the principal of the “Loan” as per the terms of that loan (see Note 5, in the Notes to Consolidated Financial Statements).

•	The Company purchased 453,091 shares of its stock for $870,475 as Treasury Stock.

Management is of the opinion that cash flows will be sufficient to satisfy its current and future liquidity demands because Management has realigned operating costs and expenses for the reduced level of production and returned the Company to profitability in the fourth quarter of Fiscal 2008 and is expecting to continue to operate profitably through Fiscal 2009.

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

Contractual Obligations.

The following table sets forth a summary of the Company’s contractual cash obligations as of June 30, 2008:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	Over 5 years
		(In thousands)
Contractual Obligations:
Long-term debt, including current maturities	$13,125	$810	$12,315	—	—
Interest payments on long-term debt	1,076	879	197	—	—
Floor Plan financing agreement	3,076	3,076	—	—	—
Operating lease obligations	376	145	207	24	—

Total contractual obligations	$17,653	$4,910	$12,719	$24	$—

The Company has agreements with Mercury Marine, a division of Brunswick Corporation, that the Company will purchase from Mercury all of the Company’s requirements for marine engines and other power components that Mercury manufactures for Fountain and Baja boat production. The term of this agreement is through June 30, 2020.

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

Revenue Recognition and Sales Incentives. The Company’s revenue is derived primarily from the sale of boats. Revenue is recognized in accordance with the contracted terms of the sale, upon completion and when legal title and all other incidents of ownership have passed to dealers or the Government, and the ability to collect is assured. Revenue is also derived from the sale of boats to retail customers through the Fountain Dealers’ Factory Superstore, Inc. subsidiary; revenue is recognized when the Company has a signed contract with the customer and has received payment. The Company offers discounts and sales incentives. The estimated liability for sales incentives is recorded at the later of the time of program communication to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products)” and EITF No. 00-22, “Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future.” The liability is estimated based on the costs for the incentive program, the planned duration of the program and historical experience. If actual costs are different from estimated costs, the recorded value of the liability would be adjusted.

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

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company estimates its probable tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and the Company’s interpretations of those laws and regulations. These factors may cause the tax rate for the Company to increase or decrease. As of June 30, 2008 the Company had net deferred tax assets of $3,491,439 that were fully offset by a valuation allowance because, as of that date, it was management’s conclusion that there continued to be doubt as to whether those deferred tax assets were more likely than not to be realized in the future. The deferred tax assets principally related to the potential future benefits of tax net operating loss carryforwards, most of which had been generated during the years ended June 30, 2002, June 30, 2007 and June 30, 2008 when the Company generated substantial net losses. During the year ended June 30, 2007 the Company performed an evaluation, in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, of the likelihood of realization of its deferred tax assets. The evaluation resulted in the application of a valuation allowance.

The Company has available federal and state operating loss carry forwards at June 30, 2008 of approximately $9,782,000 and $9,252,451, respectively, which expire at various dates through 2028.

Cautionary Statement for Purposes of “Safe Harbor” Under the Private Securities Reform Act of 1995.

This Annual Report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements concerning our plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, and they may include words such as “expect”, “anticipate”, “plan”, “intend”, “believe”, “may”, “should”, “could” or “estimate”, or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. These statements involve certain risks and uncertainties that may cause actual results to differ materially from our historical results or expectations expressed or implied by the statements as of the date of this filing.

The potential risks and uncertainties include, but are not limited to: our ability to fully implement plans and strategies to restore the Company’s profitable operations or in the Plan that, as previously reported, we submitted to the American Stock Exchange to regain compliance with requirements for the continued listing of the Company’s common stock; delays and unexpected costs for beginning construction of Baja boats; higher than expected costs to build boats; defects in acquired assets; lower than expected future market demand for Baja and Fountain boats; the volatile and competitive nature of the industry; the level of market interest rates; changes in general economic conditions and in the marine industry; and changes in domestic and international market conditions, foreign exchange rates and pressures on lenders related to current and future problems in credit markets. Although we believe that the expectations reflected in the forward-looking statements in this report are reasonable, they represent management’s judgment only as of the date they are made. Caution should be taken not to place undue reliance on the Company’s forward-looking statements, because we cannot guarantee future results, events, levels of activity, performance or achievements. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. Further information on the factors and risks that could affect our business, financial condition and results of operations are discussed in reports we file with the Securities and Exchange Commission which are available at (http://www.sec.gov).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Fountain Powerboats Industries, Inc. and Subsidiaries

Washington, NC 27889

We have audited the accompanying consolidated balance sheet of Fountain Powerboats Industries, Inc. and Subsidiaries as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2008. Our audits also included the financial statement schedule II valuation and qualifying accounts as of and for the year ended June 30, 2008. These financial statements and schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule II based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Fountain Powerboats Industries, Inc. and subsidiaries as of June 30, 2008 and the results of their operations and their cash flows for the year ended June 30, 2008, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule II as of and for the year ended June 30, 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has current liabilities in excess of current assets, recent losses from operations, negative cash flows from operating activities, and has significant debt compared to the underlying equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ Gregory & Associates, LLC

September 26, 2008

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Fountain Powerboat Industries, Inc.

Washington, North Carolina

We have audited the accompanying consolidated balance sheet of Fountain Powerboat Industries, Inc. and subsidiary (the “Company”) as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity, cash flows and the schedule of valuation and qualifying accounts for each of the years in the two-year period ended June 30, 2007. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fountain Powerboat Industries, Inc. and subsidiary at June 30, 2007 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the 2007 and 2006 basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Greenville, North Carolina

September 26, 2007

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND 2007

ASSETS
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,445,270	$2,379,383
Accounts receivable, net	4,283,791	3,688,986
Inventories, net	7,942,384	6,645,213
Prepaid expenses	631,108	668,237
Deferred tax assets	—	—

Total Current Assets	14,302,553	13,381,819

PROPERTY, PLANT AND EQUIPMENT	54,777,765	49,533,443
Less: Accumulated depreciation	(35,455,637)	(33,104,217)

	19,322,128	16,429,226

CASH SURRENDER VALUE LIFE INSURANCE, NET	3,374,413	2,951,010

OTHER ASSETS	325,566	654,890

TOTAL ASSETS	$37,324,660	$33,416,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$809,738	$759,290
Notes payable – floor plan	3,075,606	799,333
Accounts payable	4,791,853	2,846,303
Accrued expenses	1,264,079	1,092,908
Dealer incentives	5,618,766	6,342,467
Customer deposits	304,999	879,102
Allowance for floor plan boat repurchases	78,787	64,124
Warranty reserve	860,199	941,928

Total Current Liabilities	16,804,027	13,725,455
OTHER LONG TERM LIABILITIES	4,828	4,828
LONG-TERM DEBT, less current portion	20,428,948	15,969,407
DEFERRED TAX LIABILITY	—	80,896

Total Liabilities	37,237,803	29,780,586

COMMITMENTS AND CONTINGENCIES [NOTE 8]

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,844,275 shares issued and outstanding as of June 30, 2008 and 4,844,275 as of June 30, 2007	48,442	48,442
Additional paid-in capital	10,574,753	10,574,753
Accumulated deficit	(9,204,829)	(7,005,001)
Less: Treasury stock, at cost, 483,091 and 15,000 shares as of June 30, 2008 and 2007 respectively	(981,223)	(110,748)
Accumulated other comprehensive income from interest rate swap	(350,286)	128,913

Total Stockholders’ Equity	86,857	3,636,359

Total Liabilities and Stockholders’ Equity	$37,324,660	$33,416,945

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006
NET SALES	$68,202,620	$68,829,987	$79,226,224
COST OF SALES	58,800,048	59,721,899	66,152,424

Gross Profit	9,402,572	9,108,088	13,073,800

EXPENSES
Selling Expense	6,704,422	8,040,083	6,765,871
General and Administrative	3,799,460	3,813,883	4,032,574

Total Expense	10,503,882	11,853,966	10,798,445

OPERATING (LOSS) INCOME	(1,101,310)	(2,745,878)	2,275,355

Other (Income) Expense	125,593	49,855	9,944
Interest Expense	976,853	966,784	1,132,584
(Gain) loss on disposal of assets	(3,928)	41	11,661

TOTAL NON-OPERATING EXPENSE	1,098,518	1,016,680	1,154,189

(LOSS) INCOME BEFORE INCOME TAXES	(2,199,828)	(3,762,558)	1,121,166
TAX PROVISION (BENEFIT)	—	1,283,728	(1,283,746)

NET (LOSS) INCOME	$(2,199,828)	$(5,046,286)	$2,404,912

BASIC (LOSS) EARNINGS PER SHARE	$(.48)	$(1.05)	$.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,587,193	4,821,987	4,819,275

DILUTED (LOSS) EARNINGS PER SHARE	$(.48)	$(1.05)	$.49

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,587,193	4,821,987	4,903,949

COMPREHENSIVE INCOME
Net (loss) Income	$(2,199,828)	$(5,046,286)	$2,404,912
Unrealized gain (loss) on derivative instruments	(479,199)	(98,811)	149,997

COMPREHENSIVE (LOSS) INCOME	$(2,679,027)	$(5,145,097)	$2,554,909

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FROM JUNE 30, 2005 THROUGH JUNE 30, 2008

	Common Stock		Additional Paid in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
BALANCE, June 30, 2005	4,834,275	$48,342	$10,558,853	$(4,035,384)	$77,727	(15,000)	$(110,748)	6,538,790
Other comprehensive income, net of taxes of $142,861	—	—	—	—	149,997	—	—	149,997
Net income for the year ended June 30, 2006	—	—	—	2,404,912	—	—	—	2,404,912

BALANCE, June 30 2006	4,834,275	48,342	10,558,853	(1,630,472)	227,724	(15,000)	(110,748)	9,093,699

Issuance of common stock upon exercise of options	10,000	100	15,900	—	—	—	—	16,000
Other comprehensive loss, net of taxes of $(61,965)	—	—	—	—	(98,811)	—	—	(98,811)
Net loss for the year ended June 30, 2007	—	—	—	(5,046,286)	—	—	—	(5,046,286)
Adjustment from adoption of SAB 108	—	—	—	(328,243)	—	—	—	(328,243)

BALANCE, June 30 2007	4,844,275	48,442	10,574,753	(7,005,001)	128,913	(15,000)	(110,748)	3,636,359

Purchased common stock as Treasury Shares	—	—	—	—	—	(468,091)	(870,475)	(870,475)
Other comprehensive loss, net of taxes of $80,896	—	—	—	—	(479,199)	—	—	(479,199)
Net loss for the year ended June 30, 2008	—	—	—	(2,199,828)	—	—	—	(2,199,828)

BALANCE, June 30 2008	4,844,275	$48,442	$10,574,753	$(9,204,829)	$(350,286)	(483,091)	$(981,223)	$86,857

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(2,199,828)	$(5,046,286)	$2,404,912
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Inventory valuation adjustment	72,117	68,071	42,060
Depreciation expense	2,406,502	2,313,807	2,020,860
Net increase in cash surrender value of life insurance	(423,403)	(398,328)	(373,064)
Deferred loan costs expensed	—	—	229,801
Gain on termination of interest rate swap	—	—	(84,524)
(Gain) loss on disposal of equipment	(3,878)	41	11,661
Bad debt expense	18,463	19,825	83,546
Amortization of deferred loan costs	40,514	36,002	43,323
Deferred income tax expense (benefit)	—	1,283,728	(1,283,746)
Change in assets and liabilities:
Accounts receivable	(613,268)	(302,943)	(1,294,057)
Inventories, net	(1,369,289)	245,904	(528,231)
Prepaid expenses	37,129	180,922	(507,171)
Other assets	124,128	213,369	(212,617)
Accounts payable	1,945,550	(1,014,758)	16,959
Accrued expenses	171,171	(160,806)	174,156
Dealer incentives	(723,701)	(24,762)	2,664,491
Customer deposits	(574,103)	488,078	(468,855)
Warranty reserve	(81,729)	(18,672)	(107,643)
Allowance for boat repurchases	14,663	48,665	(59,541)
Other long-term liabilities	—	4,828	—

Net Cash Provided (Used) by Operating Activities	(1,158,962)	(2,063,315)	2,772,320

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	5,700	3,375	3,883
Investment in molds and related plugs	(4,799,918)	(1,045,057)	(1,092,994)
Purchase of property, plant and equipment	(501,309)	(593,518)	(872,897)

Net Cash Used by Investing Activities	(5,295,527)	(1,635,200)	(1,962,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	3,075,606	4,045,863	—
Proceeds from long term debt	5,400,000	1,500,000	16,545,878
Payments of notes payable	(799,333)	(3,246,530)	—
Payments of long term debt	(1,240,297)	(711,987)	(16,799,378)
Proceeds from termination of interest rate swap	—	—	84,524
Payments of deferred loan costs	(45,125)	—	(180,009)
Proceeds from exercise of stock options	—	16,000	—
Payments to purchase Treasury Stock	(870,475)	—	—

Net Cash Provided (Used) by Financing Activities	5,520,376	1,603,346	(348,985)

Net (decrease) increase in cash and cash equivalents	(934,113)	(2,095,169)	461,327
Beginning cash and cash equivalents balance	2,379,383	4,474,552	4,013,225

Ending cash and cash equivalents balance	$1,445,270	$2,379,383	$4,474,552

[continued]

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest to unrelated parties, net of amounts capitalized	$1,018,686	$1,340,969	$1,417,874
Income taxes	—	—	—
Supplemental Schedule of Non-cash Investing and Financing Activities:
Unrealized gain (loss) on interest rate swap, net of tax	$(479,199)	$(98,811)	$149,997

The accompanying notes are an integral part of these consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

Note 1. Nature of the Business and Significant Accounting Policies.

Nature of the Business: Fountain Powerboat Industries, Inc. and Subsidiaries (the Company) manufacture and sell high-performance sport boats, sport cruisers, sport fishing boats, and custom offshore racing boats. These boats are sold worldwide to a network of 26 domestic and 21 international dealers. The Company’s offices and manufacturing facilities are located in Washington, North Carolina, and the Company has been in business since 1979. The Company employs 322 people.

Principles of Consolidation: The consolidated financial statements include the accounts of Fountain Powerboat Industries, Inc. and its wholly owned subsidiaries, Fountain Powerboats, Inc., Fountain Dealers’ Factory Superstore, Inc. and Baja by Fountain, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company’s fiscal year-end is June 30th, which is its natural business year-end.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management. These estimates affect:

•	The reported amounts of assets and liabilities,

•	The disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and

•	The reported amounts of revenues and expenses during the reporting periods.

Estimates in these consolidated financial statements include, but are not limited to:

•	Allowances for doubtful accounts;

•	Inventory obsolescence reserves;

•	Reserves for dealer incentives and allowances;

•	Warranty related reserves;

•	Reserve for allowances for floor plan boat repurchases;

•	Losses on litigation and other contingencies;

•	Environmental liability reserves;

•	Insurance reserves;

•	Income tax reserves.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2008 and 2007, the Company had $1,445,270 and $2,379,383 respectively, held in cash. The portion of those balances in excess of the amount insured by the Federal Deposit Insurance Corporation at June 30, 2008 was $1,345,270.

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

Property, Plant, and Equipment and Depreciation: Property, plant, and equipment are carried at cost. Depreciation on property, plant, and equipment is calculated using the straight-line method and is based upon the estimated useful lives of the assets. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable and need to be impaired. (See Note 4)

Fair Value of Financial Instruments: Management estimates of the carrying value of financial instruments on the consolidated financial statements approximate fair values. The carrying values of the Company’s short term financial instruments, including cash and cash equivalents, accounts receivable, and debt approximate their fair values because of the short maturity of these instruments and the variability of the associated interest rates.

Dealer Incentive Accruals: The Company has established sales programs to pay service and/or other awards to dealers for boat deliveries into their market territory for which they will perform service or based upon sales of boats from their locations. These programs are based in part on the model of the boat sold, a factor for the dealer’s service performance rating, the dollar value of the sale and other factors, including total sales volume to dealers. The Company has accrued dealer incentives of $5,618,766 and $6,342,467 at June 30, 2008 and 2007, respectively. Dealer incentive accruals are recorded as a reduction to net sales. These amounts also include an accrual for dealer interest as discussed in Note 8, “Commitments and Contingencies”.

Allowance for Floor Plan Boat Repurchases: The Company provides an allowance for boats financed by dealers under floor plan finance arrangements that may be repurchased from finance companies under certain circumstances where the Company has a repurchase agreement with the lender. The amount of the allowance is determined based upon the current financial status of the Company’s dealers. The Company has accrued allowance for boat repurchases of $78,787 and $64,124 at June 30, 2008 and June 30, 2007 respectively.

Revenue Recognition: The Company generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when legal title and all other incidents of ownership have passed to the dealer or to the Government. Prior to the sale to the dealer or the Government, the Company must have received a signed Sales Order Acknowledgement from the dealer or the Government specifying the terms of the sale, including the sales price. All boat sales are Cash on Delivery basis, or with prior approval of the buyer’s third party commercial lender, thus assuring the ability to collect. Revenue is also derived from the sale of boats to retail customers through the Fountain Dealers’ Factory Superstore, Inc. subsidiary; revenue is recognized when the Company has a signed contract with the customer and has received payment.

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

Advertising Cost: Cost incurred in connection with advertising and promotion of the Company’s products is expensed as incurred. Such costs amounted to $1,854,660, $2,013,740 and $1,412,435 for the years ended 2008, 2007 and 2006, respectively.

Earnings(Loss) Per Share: The Company accounts for earnings(loss) per share in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires the Company to present basic and diluted earnings per share. The computation of basic earnings(loss) per share is based on the weighted average number of shares outstanding during the periods presented. The computation of diluted earnings per shares is based on the weighted average number of outstanding common shares during the year plus, when their effect is dilutive, additional shares assuming the exercise of certain vested and non-vested stock options and warrants, reduced by the number of shares which could be purchased from the proceeds (See Note 12).

Warranties: The Company warrants the entire deck and hull, including its supporting bulkhead and stringer system, against defects in materials and workmanship for a period of six years. The Company has accrued a reserve for these anticipated future warranty costs.

Cash Surrender Value of life insurance policies: – At June 30, 2008 and 2007, the Company owns six life insurance policies on Reginald M. Fountain, Jr., the Company’s Chairman and Chief Executive Officer for a total of $8,429,910 and $8,091,411 in coverage and $3,374,413 and $2,951,010 in cash value, respectively. At June 30, 2008 and 2007 the Company has borrowed $2,900,000 and $1,500,000 respectively against the policies, which is shown in long term debt on the consolidated balance sheet.

Research and Development: The Company expenses the costs of research and development for new products and components as the costs are incurred. Research and development costs are included in the cost of sales and amounted to $749,136 for Fiscal 2008, $757,186 for Fiscal 2007, and $780,520 for Fiscal 2006.

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

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. As such, SFAS No. 133 requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected, net of tax, as an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a non-controlling equity investment in the former subsidiary, that investment is measured at its fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the non-controlling equity investment. This Statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. This Statement does not change ARB 51’s provisions related to consolidation purpose or consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest. This Statement does, however, amend certain of ARB 51’s consolidation procedures to make them consistent with the requirements of Statement 141(R). It also amends ARB 51 to provide definitions for certain terms and to clarify some terminology. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share, so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. That is, the calculation of earnings-per-share amounts in consolidated financial statements will continue to be based on amounts attributable to the parent. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the statement to have an effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact of adopting FAS 161 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year’s errors on the income statement. We have previously used the roll-over method for quantifying identified financial statement misstatements.

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

We adopted SAB 108 during the quarter ended June 30, 2007 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements. The following table summarizes the effects of applying the guidance in SAB 108:

	Cumulative Prior to July 1, 2005	Year ended June 30, 2006	Adjustment Recorded as of June 30, 2006
Warranty reserve adjustment (2)	$297,718	$30,525	$328,243

Impact on net income (loss) (3)	$(297,718)	$(30,525)

Accumulated deficit (4)			$(328,243)

(1)	The Company quantified these errors under the roll-over method and concluded that they were immaterial both individually and in the aggregate.
(2)	The Company’s calculation of warranty reserve, and the resulting warranty expense, had inappropriately always excluded boats remaining in dealer inventory. As a result of this error, our warranty reserve liability and warranty expense was understated by $297,718 in fiscal years beginning prior to July 1, 2005, understated by $30,525 in the fiscal year ended June 30, 2006. Due to our assessment as to the recoverability of deferred tax assets, we have determined that there is no related tax impact resulting from these understatements.
(3)	Represents the net over/(under)statement of net income for the indicated periods resulting from these misstatements.
(4)	Represents the net reduction to retained earnings recorded as of July 1, 2006 to record the initial application of SAB 108.

Comprehensive Income (Loss) – The Company reports as comprehensive income changes in stockholders’ equity during the year from sources other than shareholders. Other comprehensive income (loss) refers to all components (revenues, expenses, gains, and losses) of comprehensive income (loss) that are excluded from net income (loss). The Company’s only component of other comprehensive income (loss) is unrealized gains and losses related to interest rate swap agreements. For the years ended June 30, 2008, 2007 and 2006, the Company’s other comprehensive income (loss), net of taxes, was ($479,199), ($98,811), and $149,997, respectively, resulting in total comprehensive income (loss) of ($2,679,027), ($5,145,097), and $2,554,909 respectively for those years.

Stock Based Compensation – The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees and other individuals. The plans are more fully described in Note 6. Under the Company’s stock incentive plan, stock options are granted at exercise prices that equal or exceed the market value of the underlying common stock on the date of grant.

The Company accounts for these plans in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.

Note 2. Accounts Receivable

Accounts Receivable consists of the following:

	Year Ended June 30,
	2008	2007
Trade receivables	$3,967,567	$3,567,893
Other receivables	338,109	138,845

Subtotal	$4,305,676	$3,706,738
Less Allowance for doubtful accounts	(21,885)	(17,752)

Net accounts receivable	$4,283,791	$3,688,986

Note 3. Inventories.

Inventories consist of the following:

	Year Ended June 30,
	2008	2007
Parts and supplies	$2,522,375	$3,021,355
Work-in-process	3,248,855	3,431,664
Finished goods	2,641,806	246,666

	8,012,387	6,699,685
Reserve for obsolescence	470,652	(54,472)

	$7,942,384	$6,645,213

All of the inventory is owned by the Company and pledged as collateral on notes and mortgages payable at June 30, 2008.

Note 4. Property, Plant and Equipment.

Property, plant and equipment consists of the following:

	Estimated Useful Lives in Years	June 30,
		2008	2007
Land and related improvements	10-30	$4,746,710	$4,746,710
Buildings and related improvements	10-30	10,255,358	10,191,770
Construction-in-progress	N/A	415,734	322,219
Production molds and related plugs	8	30,537,211	25,736,699
Machinery and equipment	3-5	6,425,306	6,325,792
Furniture and fixtures	5	798,456	768,985
Computer equipment	3-5	1,317,490	1,152,731
Transportation equipment	5	281,500	288,537

		54,777,765	49,533,443
Accumulated depreciation		(35,455,637)	(33,104,217)

		$19,322,128	$16,429,226

Depreciation expense by asset category was as follows:

	2008	2007	2006
Land improvements	$136,027	$135,374	$132,009
Buildings	290,796	326,567	309,695
Molds & plugs	1,501,315	1,392,333	1,214,869
Machinery & equipment	294,465	283,781	219,210
Furniture & fixtures	55,501	52,553	30,597
Transportation equipment	17,998	17,208	23,580
Computer equipment	110,400	105,991	90,900

Total	$2,406,502	$2,313,807	$2,020,860

All of the land, buildings and improvements are owned by the Company and are held as collateral on notes payable and long term debt at June 30, 2008.

Construction costs of production molds for new and existing product lines are capitalized and depreciated over an estimated useful life of eight years. Depreciation starts when the production mold is placed in service to manufacture the product. The costs include the direct materials, direct labor, and an overhead allocation based on a percentage of direct labor.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. During 2008, 2007 and 2006, the Company reviewed its long-lived asset balances for impairment and no adjustments were recorded as a result of those reviews.

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

Principal payments on the Term Loan continue on the same schedule as under the original loan agreement at approximately $64,000 per month at June 30, 2008, escalating over time with a final principal payment of $12,286,254 due September 19, 2010. Interest is payable monthly. The Term Loan includes an original principal amount of $2,125,000 that bears interest, at the Company’s option, under one of two available methods. The first available interest computation method provides for interest at the higher of the Prime Rate or the Federal Funds rate plus  1/2 percent. The second available interest computation method bears interest at the sum of (i) the one month LIBOR rate divided by 1.0 minus the Eurodollar Reserve Percentage, and (ii) 1.75 percent. The Company may select either of the two interest rate methodologies by providing written notification to Regions Bank. The balance of the Term Loan, $12,375,000, bears interest that has been set at a fixed annual rate of 6.45 percent through the use of an interest rate swap. The fixed annual rate of 6.45 percent is a blended rate that combines the 1.75 percent premium over one month LIBOR referenced above with a fixed interest rate of 4.70 percent paid by the Company to the counterparty under the terms of our interest rate swap agreement, described below.

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

The Company utilizes interest rate swap agreements to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. As such, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. The Company entered into an interest rate swap agreement (the “Swap”) with Regions Bank related to the original Regions Bank loan and maintains the Swap as a hedge related to the Term Loan of the Amended & Restated Loan Agreement dated November 16, 2007. The Swap with Regions Banks has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70% due to Regions Bank. The Swap has a floating interest rate due to the Company which is based on LIBOR and is reset monthly. As of June 30, 2008 and 2007 the market value adjustment for the Swap results in an unrealized loss totaling approximately $350,286 and an unrealized gain totaling $209,809 respectively. SFAS No. 133 also requires periodic assessment of the effectiveness of any instrument designated as a hedge. If the assessment indicates the hedge is less than highly effective in offsetting the gains or losses incurred by the hedged transaction, the ineffective portion of the hedge must be reported currently in the Company’s Consolidated Statement of Operations. The results of the assessment as of June 30, 2008 indicate that the hedge is highly effective, and we have determined that the ineffective portion is immaterial.

The Amended & Restated Loan Agreement contains restrictive covenants setting forth minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and maximum allowable capital expenditures. Other covenants include a number of other limitations, including restrictions on mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Company believes that these restrictions will not have a material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry. As of June 30, 2008 the Company was not in compliance with the covenant setting forth minimum EBITDA for the three months ending June 30, 2008. The minimum EBITDA required for the three months is $1,603,894. The actual EBITDA reported by the Company for that period is $1,014,118. Regions Bank has temporarily waived the covenant default for the three months ended June 30, 2008 and restructured the minimum EBITDA covenants for Fiscal 2009 in an amendment to the Loan Agreement on September 24, 2008.

On July 12, 2006, the Company entered into an Agreement (the “Credit Facility”), referenced in the consolidated balance sheet as notes payable, with Regions Bank that provides for a secured, non-revolving line of credit under which the Company may obtain up to an aggregate of $5 million in loans from the lender during the one-year term of the agreement. This agreement was terminated and replaced by the Floor Plan agreement described below. At June 30, 2007 there was one loan outstanding under the Credit Facility in the amount of $799,333 that was repaid in Fiscal 2008.

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

The Company must pay interest monthly on the entire unpaid principal balance of the amounts borrowed under all outstanding notes. Interest is computed at the Lender’s Prime Rate + 1 percent, as determined on the date of each note. Each loan under the Floor Plan must be repaid in full within 9 months of the date of the note. At June 30, 2008, the outstanding amount of all loans was $3,075,606. The Floor Plan contains certain restrictive covenants, applicable to the performance of the Fountain Dealers Factory Superstore, Inc. subsidiary alone, setting forth minimum EBITDA and minimum Debt Service Coverage Ratio allowable. The Company believes that these restrictions will not have a material effect on the Company’s ability to compete effectively in the boating industry. At June 30, 2008, the Company was in compliance with the Floor Plan covenants.

On May 28, 2008 the Company borrowed $4 million from the Baja Marine Corporation (“Baja”) to finance the acquisition of certain assets from Baja. This indebtedness is evidenced by a promissory note (the “ Baja Note”) issued to Baja Marine Corporation pursuant to the Asset Purchase Agreement and in connection with the Engine Supply Agreement between the Company and the Brunswick Corporation. The Baja Note is guaranteed by Fountain Powerboat Industries, Inc. and is secured by the assets purchased from Baja and certain replacement assets Baja By Fountain, Inc. acquires or develops in the future, if the assets are used solely to manufacture and sell boats under the Baja name. The Baja Note bears 7% annual interest. No principal or interest is due under the Note until June 30, 2020. At that time, the Note will be cancelled without payment by the Company, if the Company has not defaulted on its obligations to the Brunswick Corporation. In addition to normal cross default provisions common in promissory notes, breach by the Company of either of the two Engine Supply Agreements described in Item 1.01 of this Report would cause all principal and interest under the Note to become due.

At June 30, 2008, the Company had outstanding loans totaling $2,900,000 from the Cash Surrender Value of key man life insurance policies it owns on the life of founder, Chairman and CEO Reginald M. Fountain, Jr. This amount consists of ten individual loans, against each of six policies, taken between September 2006 and December 2007. Each loan accrues interest at a fixed rate. The interest rates are specific to each individual policy and range from 5.77 percent per annum to 8.00 percent per annum. Interest accrues each month and is due annually on the anniversary date of the loan. Failure to pay interest when due results in accrued interest being added to the outstanding principal balance. Repayment of principal and interest is not required, however, failure to do so results in a decrease in the death benefit and, under certain conditions, may result in termination of policies.

Following is a summary of long-term debt at June 30, 2008:

	2008	2007
Regions Bank term loan (the “Loan”)	$14,338,686	$15,228,697
Note Payable to the Brunswick Corporation related to the acquisition of certain assets (the “Baja assets acquisition)	4,000,000	—
Borrowings against the Cash Surrender Value of key man life insurance policies owned by the Company.	2,900,000	1,500,000

Total long term debt	21,238,686	16,728,697
Less: Current maturities included in current liabilities:	(809,738)	(759,290)

	$20,428,948	$15,969,407

The estimated aggregate maturities required on the long-term debt for each of the years ending June 30 are as follows:

2009	809,738
2010	863,538
2011	12,665,411
No contractual maturity	6,900,000

$21,238,686

Note 6. Stock Options.

The Company accounts for stock options in accordance with SFAS No. 123(R) “Accounting for Stock Based Compensation” which requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123(R) also amends SFAS No. 95 “Statement of Cash Flows” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123(R) using the modified prospective application as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after July 1, 2005 and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The Company has two stock option plans in effect at June 30, 2008. All options outstanding as of June 30, 2007 were fully vested and no new options were issued during the year ended June 30, 2008, therefore no option related compensation cost has been charged against income for the years ended June 30, 2008 and 2007.

On June 21, 1995, the shareholders voted to adopt the 1995 stock option plan. The plan provided 450,000 options to purchase the common stock to be granted by the Board of Directors to employees or directors of the Company. On August 4, 1995, the Board of Directors voted to grant the 450,000 stock options to Mr. Reginald M. Fountain, Jr. at $4.67 per share, exercisable for 10 years from the date granted, on a non-qualified basis. On November 9, 2004, the shareholders of Fountain Powerboats, Inc. approved an amendment to this plan to permit the Board of Directors to extend the term of Mr. Fountain’s options to August 4, 2008. As of June 30, 2008, none of these options have been exercised. These options have subsequently all expired.

During 1999, the shareholders voted to adopt the 1999 Employee Stock Option Plan (the Plan), which expires January 11, 2009. Under the Plan, the board is empowered to grant options to purchase up to 120,000 shares of common stock to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). During the Company’s November 19, 2002 Annual Meeting the shareholders approved amendment of the 1999 Employee Stock Option Plan to increase the number of shares available for issuance under that plan from 120,000 to 175,000 shares. As of June 30, 2008, 128,333 options are available for grant under the plan.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the years ended June 30, 2008, 2007 and 2006.

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

A summary of the status of the options granted under the Company’s 1995 and 1999 stock option plans and other agreements at June 30, 2008, 2007 and 2006, and changes during the periods then ended is presented in the table below:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	460,000	$4.59	470,000	$4.36	500,000	$4.36
Exercised	—	—	10,000	$1.60	—	—
Forfeited	10,000	$1.344	—	—	30,000	$1.60

Outstanding at end of period	450,000	$4.67	460,000	$4.59	470,000	$4.53

Exercisable at end of period	450,000	$4.67	460,000	$4.59	470,000	$4.53

A summary of the status of the options outstanding under the Company’s stock option plans and other agreements at June 30, 2008 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.67	450,000	.10 years	4.67	450,000	4.67

The Company had no options exercised during the year ended June 30, 2008. Of the outstanding options on June 30, 2008, none had intrinsic value. Of the options outstanding on June 30, 2007, only 10,000 had intrinsic value, totaling $15,400

Note 7. Income Taxes.

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

The significant components of the provision for income taxes for the years ended June 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current tax provision
Federal	$—	$—	$—
State	—	—	—

Total current tax provision	—	—	—

Deferred tax provision
Federal	(643,749)	(1,158,091)	383,221
State	(146,840)	(259,031)	77,037

Total deferred tax provision	(790,589)	(1,417,122)	460,258

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	(790,589)	(1,417,122)	460,258
Increase (decrease) in valuation allowance	790,589	2,700,850	(1,744,004)

Net provision (benefit) for income taxes	$—	$1,283,728	$(1,283,746)

The difference between the provision (benefit) for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2008	2007	2006
Expected income tax expense (benefit)	$(747,942)	$(1,279,269)	$381,197
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	(100,180)	(171,347)	51,058
Nondeductible expenses	57,533	37,215	28,004
Adjustment to deferred tax asset valuation allowance	790,589	2,700,850	(1,744,004)
Other permanent differences	—	(3,721)	—

Provision (benefit) for income taxes	$—	$1,283,728	$(1,283,746)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at June 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets relating to:
Inventory capitalization difference	$223,030	$191,136
Bad debt allowance	8,437	6,843
Reserve for obsolete inventory	181,437	20,999
Reserve for buy backs	30,372	24,719
Warranty reserve	205,069	236,576
Accrued dealer incentives	96,842	234,063
Reserve for health insurance	58,982	55,898
Accrued executive compensation	—	—
Net operating loss carryforward	3,683,336	3,130,059
Charitable contributions carryforward	2,128	2,713
Alternative minimum tax credit carryforward	41,524	41,524
Investment tax credits	86,294	86,294

Total deferred tax assets	4,617,450	4,030,826
Less valuation allowance	3,491,439	2,700,850

Deferred tax assets net of valuation allowance	1,126,011	1,329,976

Deferred tax liabilities relating to:
Property and equipment	(1,126,011)	(1,329,976)
Unrealized gain on swap	—	(80,896)

Total deferred tax liability	(1,126,011)	(1,410,872)

Net recorded deferred tax asset (liability)	$—	$(80,896)

Deferred income taxes are presented in the accompanying consolidated balance sheets as follows at June 30, 2008 and 2007:

	2008	2007
Current deferred tax asset.	$—	$—
Noncurrent deferred tax liability.	—	(80,896)

	$—	$(80,896)

As of June 30, 2008 the Company had net deferred tax assets of $3,491,439 that were fully offset by a valuation allowance because, as of that date, it was Management’s conclusion that there continued to be doubt as to whether those deferred tax assets were more likely than not to be realized in the future. The deferred tax assets principally related to the potential future benefits of tax net operating loss carryforwards, most of which had been generated during the years ended June 30, 2002 2007 and 2008 when the Company generated substantial net losses. During the year ended June 30, 2007 the Company performed an evaluation, in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, of the likelihood of realization of its deferred tax assets. The evaluation resulted in the application of a valuation allowance, which is still in effect at June 30, 2008.

The Company has available federal and state operating loss carry forwards at June 30, 2008 of approximately $9,616,438 and $9,085,379, respectively, which expire at various dates through 2028.

Note 8. Commitments and Contingencies.

Employment Agreement: The Company entered into a one-year employment agreement in 1989 with it’s Chairman, Reginald M. Fountain, Jr. The agreement provides for automatic one-year renewals at the end of each year subject to Mr. Fountain’s continued employment.

Dealer Interest: The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to $1,712,347 for Fiscal 2008, $1,534,302 for Fiscal 2007 and $1,462,821 for Fiscal 2006. They are included in the accompanying consolidated statements of operations as part of net sales. At June 30, 2008, 2007 and 2006 the estimated dealer incentive interest included in accrued dealer incentives amounted to $246,898, $202,791 and $257,050, respectively.

Product Liability and Other Litigation: There were various warranty lawsuits against the Company extant at June 30, 2008. The Company intends to vigorously defend its interests in these matters. The Company carries sufficient product liability insurance to cover attorney’s fees and any losses, which may occur from these lawsuits over and above the insurance deductibles. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

Manufacturer Repurchase Agreements: The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), then under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At June 30, 2008 and 2007, the Company had a contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to $22,869,162 and $24,375,708, respectively. The Company has reserved for the future losses it might incur upon the repossession and repurchase of boats from commercial lenders. The amount of the reserve is based upon probable future events, which can be reasonably estimated. At June 30, 2008 and 2007, the allowance for boat repurchases was $78,787 and $64,124, respectively.

401 (k) Payroll Savings Plan: During Fiscal 1991, the Company initiated a 401(k) Payroll Savings Plan (the 401(k) Plan) for all employees. Eligible employees may elect to defer up to twenty-five percent of their salaries. The amounts deferred by the employees are fully vested at all times. The Company currently matches fifty percent of the employee’s deferred salary amounts limited to a maximum of six percent of their salaried amounts, or effectively a maximum of three percent of their salaries. Amounts contributed by the Company vest at a rate of twenty percent per year of service. Mr. Fountain, by his own election, does not participate in the 401(k) Plan. There are no post-retirement benefit plans in effect. The Company’s employer contribution to the 401(k) Plan was $79,434 for Fiscal year 2008, $125,429 for Fiscal 2007 and $131,626 for Fiscal 2006.

Environmental: The Company was notified in 1994 by the United States Environmental Protection Agency (“EPA”) that it has been identified as a potential responsible party (“PRP”) and may incur, or may have incurred, liability for the remediation of contamination at the Seaboard waste disposal site, located in High Point, North Carolina (also referred to as the Jamestown, North Carolina site) resulting from the disposal of hazardous substances at that site by a third party contractor of the Company. The Company’s share of the approximately 14.3 million gallons of waste is 19,245 gallons, a volumetric share of .1387%. The Company’s liability at this site was defined by the Group administrator to be $28,105. The Company has entered into a de Minimus Settlement Agreement, which is expected to be executed in 2009. The entire $28,105 liability has been accrued and is reflected in the consolidated balance sheet.

Note 9. Export Sales.

The Company had export sales to customers in the following geographic areas:

	Year Ended June 30,
	2008	2007	2006
Canada, Central and South America	$4,176,865	$3,689,071	$1,849,529
Europe	5,310,545	4,059,120	2,722,920
Middle East	1,378,907	455,687	2,753,281
Africa	—	—	965,910
Asia	189,162	300,691	—
Australia	235,494	314,418	—

	$11,290,973	$8,818,987	$8,291,640

Note 10. Transactions with Related Parties.

The Company expensed the following amounts for apartment rentals owned or controlled by Reginald M. Fountain, Jr., the Company’s Chairman and Chief Executive Officer: in Fiscal 2008, $4,985; in Fiscal 2007, $3,576; and in Fiscal 2006, $25,435.

The Company expensed the following amounts for aircraft services and rentals to an entity controlled by Reginald M. Fountain, Jr.: in Fiscal 2008, $312,330; in Fiscal 2007, $297,785; and in Fiscal 2006, $255,339.

A Director of the Company purchased a single boat in Fiscal 2008 for $270,000, which was at standard wholesale price for the boat model and optional features.

Note 11. Concentration of Credit Risk.

Concentration of credit risk arises due to the Company operating in the marine industry, particularly in the United States. In Fiscal 2008, one dealer accounted for 12.5 percent of sales, one dealer accounted for 8.5 percent of sales, one dealer accounted for 6.9 percent of sales, one dealer accounted for 5.1 percent of sales and one dealer accounted for 5% of sales. In Fiscal 2007 one dealer accounted for 13.6 percent of sales, one accounted for 9 percent of sales and four each accounted for 5.0 to 5.5 percent of sales. In Fiscal 2006 one dealer accounted for 10.9 percent of sales, one accounted for 8.5 percent of sales and four each accounted for 5.8 to 6.3 percent of sales.

Note 12. Earnings(Loss) per Share.

Basic earnings(loss) per share represent income available to common shareholders divided by the weighted- average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and is determined using the treasury stock method.

	2008	2007	2006
Weighted average number of common shares outstanding used in basic earnings per share	4,587,193	4,821,987	4,819,275
Effect of dilutive stock options	—	—	84,674

Weighted number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	4,587,193	4,821,987	4,903,949

For the years ended June 30, 2008 and 2007, there were 450,000 options that were antidilutive due to the net loss generated by the Company. These antidilutive options have been omitted from the calculation of diluted earnings per share for those years. For the year June 30, 2006, there were no antidilutive options outstanding.

Note 13 – Sales by Product Line.

The Company’s net sales resulted from the following product lines for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
Sports boats	$25,086,667	$28,055,275	$31,799,204
Express cruisers	11,457,756	9,399,064	15,760,240
Sport fishing boats	28,169,615	29,629,864	29,194,785
Other	3,488,582	1,745,784	2,471,995

Net sales	$68,202,620	$68,829,987	$79,226,224

Note 14 – Leases.

The Company leases, under separate non-cancelable operating lease agreements, certain machinery and equipment. These leases expire at various dates through October 2013. Future rentals under these leases are as follows:

2009	144,736
2010	115,581
2011	91,762
2012	21,914
2013	1,648

$375,641

Rental expense amounted to $168,184, $106,115 and $39,767 during the years ended June 30, 2008, 2007 and 2006, respectively.

Note 15 – Ability to Continue as a Going Concern

While significant losses, covenant violations, negative cash flow from operations and the weak economy may raise substantial doubt about the Company’s ability to return to sustained profitability and positive cash flow from operations, management believes such a concern may be alleviated by the steps taken to improve performance. Management’s current plans and initiatives are directed towards returning the Company to profitability in Fiscal 2009. Among those plans are stabilizing revenue and increasing prices of some boat models to compensate for increases in material and production costs, improving manufacturing efficiency by lowering production labor costs and reducing advertising and offshore racing expenses. Furthermore, management believes that dealer inventory is lower than it has been for the past five years, thus providing a positive situation for sustained sales. The uncertainty of the fiberglass recreational boating market, volatile material prices, effects of fuel and oil prices on transportation costs and the economy in general, and the effects of the weakened housing market and mortgage crisis on consumer confidence and availability of discretionary spending, may cause actual results to differ materially from those planned.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARY

SCHEDULES TO THE FINANCIAL STATEMENTS

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal 2008 Valuation and Qualifying Account Description	Balance June 30, 2007	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Payments/ Deductions	Balance June 30, 2008
Allowance for doubtful accounts	$17,752	$18,463	$—	$14,330	$21,885
Inventory Obsolescence Reserve	54,472	472,766	—	56,586	470,652
Deferred Tax Valuation Allowance	2,700,850	790,589	—	—	3,491,439
Warranty Expense Reserve	941,928	1,037,405	—	1,119,134	860,199
Allowance for Boat Repurchases	64,124	14,663	—	—	78,787

Fiscal 2007 Valuation and Qualifying Account Description	Balance June 30, 2006	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Payments/ Deductions	Balance June 30, 2007
Allowance for doubtful accounts	$37,331	$19,825	$—	$39,404	$17,752
Inventory Obsolescence Reserve	32,051	68,071	—	45,650	54,472
Deferred Tax Valuation Allowance	—	2,700,850	—	—	2,700,850
Warranty Expense Reserve	632,357	1,325,133	328,243	1,343,805	941,928
Allowance for Boat Repurchases	15,459	117,879	—	69,214	64,124

Fiscal 2006 Valuation and Qualifying Account Description	Balance June 30, 2005	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Payments/ Deductions	Balance June 30, 2006
Allowance for doubtful accounts	$221,572	$83,546	$—	$267,787	$37,331
Inventory Obsolescence Reserve	72,682	42,060	—	82,691	32,051
Deferred Tax Valuation Allowance	1,744,004	(1,744,004)	—	—	—
Warranty Expense Reserve	740,000	26,579	—	134,222	632,357
Allowance for Boat Repurchases	75,000	61,719	—	121,260	15,459

Detailed disclosure of activity in Schedule II accounts during Fiscal 2008

Allowance for Doubtful Accounts—Deductions during Fiscal 2008 to the Allowance for Doubtful Accounts totaled $14,330. That amount consists of accounts actually written off as bad debt totaling $23,263, which is partially offset by $8,933 from reversing allowances for accounts, previously determined to be uncollectible, which were properly settled.

Inventory Obsolescence Reserve – During Fiscal 2008, $56,586 of inventory was disposed of and deducted from the reserve.

Deferred Tax Valuation Allowance – As of June 30, 2008 the Company had net deferred tax assets of $3,491,439 that were fully offset by a valuation allowance because, as of that date, it was Management’s conclusion that there is doubt as to whether those deferred tax assets were more likely than not to be realized in the future. The deferred tax assets principally related to the potential future benefits of tax net operating loss carryforwards, most of which had been generated during the years ended June 30, 2002, 2007 and 2008 when the Company generated substantial net losses.

Warranty Expense Reserve – The Company records a liability for standard product warranties. The liability is recorded using historical warranty experience to estimate projected warranty costs. If necessary, the Company adjusts its liability for specific warranty matters when they become known and are reasonably estimable. The estimate of future warranty liability is calculated at least once during each quarter and appropriate adjustments are made to this liability account. During Fiscal 2008 $1,037,405 was expensed as warranty expense and added to the reserve, and $1,119,134 was relieved from the reserve to account for warranty repairs. The adoption of SAB 108 during Fiscal 2007 resulted in a $328,243 Addition to the Warranty Reserve, and, therefore, Warranty Expense.

Allowance for Boat Repurchases – Deductions during Fiscal 2008 and 2007 totaled $0 and $69,214 respectively, reflecting the amount previously reserved for boats which were sold, subsequent to repurchase, during Fiscal 2008 and 2007.

FOUNTAIN POWERBOATS INDUSTRIES, INC.

SUPPLEMENTARY DATA

UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
Net sales	$18,049,430	$15,196,038	$14,222,639	$20,734,513
Gross profit	2,704,586	2,216,271	1,101,194	3,380,523
(Loss) Income before taxes	273,380	(765,055)	(1,966,473)	258,305
Net (loss) income	273,340	(765,055)	(1,966,473)	258,305
Net (loss) income per share:
Basic	.06	(.16)	(.45)	.07
Diluted	.06	(.16)	(.45)	.07

Fiscal 2007 *
Net sales	$19,413,852	$13,032,786	$16,475,688	$19,907,661
Gross profit	2,875,917	1,123,938	1,374,322	3,749,583
Income before taxes	(277,670)	(2,363,585)	(1,640,690)	535,059
Net income	(196,670)	(1,495,479)	(3,873,524)	535,059
Net income per share:
Basic	(.04)	(.31)	(.80)	.11
Diluted	(.04)	(.31)	(.80)	.11

Fiscal 2006
Net sales	$19,157,736	$18,210,092	$18,526,332	$23,332,064
Gross profit	3,676,114	2,897,702	2,764,533	3,735,452
Income (loss) before taxes	697,058	319,296	22,410	82,402
Net income (loss)	697,058	319,296	22,410	1,366,148
Net income (loss) per share:
Basic	.14	.07	.00	.29
Diluted	.14	.07	.00	.28

*	Quarterly data for Fiscal 2007 is presented after giving the effect of the adoption of SAB 108 as of the first quarter of Fiscal 2007. The sum of quarterly earnings data in this presentation may differ from the Consolidated Statement of Operations due to the adoption of SAB 108. See Note 1 of “Notes to Consolidated Financial Statements” for further discussion of SAB 108.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting firms on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the Company is able to record, process, summarize and report in a timely manner the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s disclosure controls and procedures, including its internal control over financial reporting, are reviewed on an ongoing basis and from time to time may be changed in order to enhance their effectiveness. In connection with the above evaluation of the Company’s disclosure controls and procedures, no change in internal control over financial reporting was identified that occurred during the quarterly period ended June 30, 2008, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Fountain Powerboat Industries, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/S/ Reginald M. Fountain, Jr.	/S/ Irving L. Smith
Reginald M. Fountain, Jr.	Irving L. Smith
Chief Executive Officer	Chief Financial Officer

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Code of Ethics. Information appearing under the caption “Code of Ethics” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation.

Information appearing under the headings “Executive Compensation” and Director Compensation” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Securities and Certain Change in Control Arrangements. Information regarding the beneficial ownership of the Company’s equity securities appearing under the caption “Beneficial Ownership of Common Stock” in the Company’s definitive Proxy Statement filed with the Commission in connection with the Company’s annual meeting of shareholders is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes all compensation plans and individual compensation arrangements that were in effect on June 30, 2008, and under which shares of the Company’s common stock were authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders	450,000	(1)	$4.67	128,333	(2)
Equity compensation plans not approved by security holders	-0-		—	—
Total	450,000		$4.67	128,333

(1)	Consists of one option granted under the Company’s 1995 Stock Option Plan which expired unexercised on August 4, 2008. No further options may be granted under this plan.
(2)	Consists of shares available for the grant of options under the Company’s 1999 Employee Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Information appearing under the caption “Services and Fees During Fiscal 2008” in the Company’s definitive Proxy Statement to be filed with the Commission in connection with the Company’s next Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed with Report:

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN POWERBOAT INDUSTRIES, INC.

	By:	/S/ Reginald M. Fountain, Jr.
September 29, 2008		Reginald M. Fountain, Jr.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Reginald M. Fountain, Jr.	Chairman, Chief Executive Officer and President (Principal Executive Officer)	September 29, 2008
Reginald M. Fountain, Jr.

/S/ Craig F. Goess	Director	September 29, 2008
Craig F. Goess

/S/ Guy L. Hecker, Jr.	Director	September 29, 2008
Guy L. Hecker, Jr.

/S/ David C. Miller	Director	September 29, 2008
David C. Miller

/S/ Anthony J. Romersa	Director	September 29, 2008
Anthony J. Romersa

/S/ Anthony A. Sarandes	Director	September 29, 2008
Anthony A. Sarandes

/S/ Mark L. Spencer	Director	September 29, 2008
Mark L. Spencer

/S/ Irving L. Smith	Chief Financial Officer (Principal Financial Officer)	September 29, 2008
Irving L. Smith

/S/ Roger F. Scott	Principal Accounting Officer	September 29, 2008
Roger F. Scott

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.01	Asset Purchase Agreement dated as of May 28, 2008, between and among Baja Marine Corporation, Brunswick Corporation, Baja by Fountain, Inc., and Fountain Powerboat Industries, Inc. (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2008)

3.01	Registrant’s Articles of Incorporation, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

3.02	Registrant’s Bylaws, as amended (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

4.01	Form of stock certificate (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005)

10.01 *	Employment Agreement dated March 31, 1989, between Reginald M. Fountain, Jr. and Fountain Powerboats, Inc. (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005)

10.02 *	Employment Agreement dated September 1, 2004, as amended on October 18, 2004, between R. David Knight and Fountain Powerboats, Inc. (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005)

10.03 *	Stock Option Agreement dated August 4, 1995, as amended, between Registrant and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

10.04 *	1999 Employee Stock Option Plan (incorporated herein by reference to exhibits to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999)

10.05 *	1995 Stock Option Plan, as amended (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated November 9, 2004)

10.06	Master Agreement between Registrant, Fountain Powerboats, Inc., Reginald M. Fountain, Jr. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.07	Engine Supply Agreement between Registrant Fountain Powerboats, Inc. and Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated July 17, 2003)

10.08	Omnibus Amendment and Agreement dated September 13, 2005, between Brunswick Corporation, Fountain Powerboat Industries, Inc., Fountain Powerboats, Inc., and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.09	Second Omnibus Amendment and Agreement dated June 21, 2007, between Brunswick Corporation, Fountain Powerboat Industries, Inc., Fountain Powerboats, Inc., and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated June 25, 2007)

10.10	Third Omnibus Amendment and Agreement dated as of May 28, 2008, between Brunswick Corporation, Fountain Powerboat Industries, Inc., Fountain Powerboats, Inc., and Reginald M. Fountain, Jr. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K May 28, 2008)

10.11	First Amended and Restated Loan Agreement dated November 16, 2007, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., Fountain Dealers’ Factory Superstore, Inc., and Regions Bank (filed herewith)

10.12	First Amendment dated September 24, 2008 to First Amended and Restated Loan Agreement dated November 16, 2007, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., Fountain Dealers’ Factory Superstore, Inc. and Regions Bank (filed herewith)

10.13	Dealer Floor Plan and Security Agreement dated September 28, 2007, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., Fountain Dealers’ Factory Superstore, Inc., and Regions Bank (filed herewith)

10.14	Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated September 19, 2005, between Fountain Powerboats, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.15	First Amendment dated July 12, 2006 to Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated September 19, 2005, between Fountain Powerboats, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated August 23, 2006)

10.16	Second Amendment dated September 28, 2007 to Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated September 19, 2005, between Fountain Powerboats, Inc., and Regions Bank (filed herewith)

10.17	Third Amendment dated November 16, 2007 to Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated September 19, 2005, between Fountain Powerboats, Inc., and Regions Bank (filed herewith)

10.18	Amended and Restated Security Agreement dated November 16, 2007, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., Fountain Dealers’ Factory Super Store, Inc., and Regions Bank (filed herewith)

10.19	Pledge Agreement dated September 19, 2005, between Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated September 19, 2005)

10.20	First Amendment dated July 12, 2006, to Pledge Agreement dated September 19, 2005, between Fountain Powerboat Industries, Inc., and Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated August 23, 2006)

10.21	Second Amendment dated September 28, 2007, to Pledge Agreement dated September 19, 2005, between Fountain Powerboat Industries, Inc., and Regions Bank (filed herewith)

10.22	Third Amendment dated November 16, 2007, to Pledge Agreement dated September 19, 2005, between Fountain Powerboat Industries, Inc., and Regions Bank (filed herewith)

10.23	Secured Subordinated Promissory Note dated as of May 28, 2008, of Baja by Fountain, Inc., to Baja Marine Corporation, and guaranteed by Fountain Powerboat Industries, Inc. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated May 28, 2008)

10.24	Security Agreement dated as of May 28, 2008, between Baja by Fountain, Inc. and Baja Marine Corporation, (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated May 28, 2008)

10.25	Engine Supply Agreement dated as of May 28, 2008, between Baja by Fountain, Inc. and the Mercury Marine Division of Brunswick Corporation (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated May 28, 2008)

10.26	Security Agreement dated as of May 28, 2008, by Baja by Fountain, Inc., to Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated May 28, 2008)

10.27	Guaranty Agreement dated as of May 28, 2008, by Baja by Fountain, Inc., to Regions Bank (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated May 28, 2008)

10.28	Subordination Agreement dated as of May 28, 2008, by and between Baja Marine Corporation and Regions Bank, and consented to by Fountain Powerboat Industries, Inc., Baja by Fountain, Inc., and Fountain Powerboats, Inc. (incorporated herein by reference to exhibits to Registrant’s Current Report on Form 8-K dated May 28, 2008)

31.01	Certification of Registrant’s Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.02	Certification of Registrant’s Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certifications of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (furnished herewith)

99.01	Registrant’s definitive proxy statement to be filed with the Commission

*	Denotes a management compensation plan or compensatory plan or arrangement.