Form 10-Q
period 2008-09-30
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2008-11-14
CIK 764858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-14712

———————

FOUNTAIN POWERBOAT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	56-1774895
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Whichard’s Beach Road, P.O. Drawer 457, Washington, NC 27889

(Address of Principal Executive Office) (Zip Code)

(252) 975-2000

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding at November 14, 2008
Common Stock, $.01 par value		4,361,184 shares

INDEX

Page No.

Part I      Financial Information

ITEM 1.         Financial Statements.

1

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and
June 30, 2008

1

Unaudited Condensed Consolidated Statements Of Operations, for the three months ended
September 30, 2008 and 2007

2

Unaudited Condensed Consolidated Statements Of Cash Flows, for the three months ended
September 30, 2008 and 2007

3

Notes To The Unaudited Condensed Consolidated Financial Statements

4

ITEM 2:         Management’s Discussion and Analysis of Financial Condition and Results of Operation

9

ITEM 3:         Quantitative and Qualitative Disclosures about Market Risk.

12

ITEM 4:         Controls and Procedures

12

Part II      Other Information

ITEM 1:        Legal Proceedings.

13

ITEM 1 A:    Risk Factors

13

ITEM 2:        Unregistered Sales of Equity Securities and Use of Proceeds.

13

ITEM 3:         Defaults Upon Senior Securities.

13

ITEM 4:         Submission of Matters to a vote of Security Holders.

13

ITEM 5:         Other Information.

13

ITEM 6:         Exhibits.

13

SIGNATURE

14

EXHIBIT INDEX

15

2

PART I.  FINANCIAL INFORMATION

ITEM 1.

Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$925,885	$1,445,270
Restricted cash and cash equivalents	783,595	—
Accounts receivable, net	3,831,056	4,283,791
Inventories	6,023,213	7,942,384
Prepaid expenses	811,282	631,108
Total Current Assets	12,375,031	14,302,553

Property, Plant & Equipment	55,128,484	54,777,765
Less: Accumulated Depreciation	(36,091,516)	(35,455,637)
	19,036,968	19,322,128
CASH SURRENDER VALUE LIFE INSURANCE	3,439,083	3,374,413
OTHER ASSETS	330,131	325,566
TOTAL ASSETS	$35,181,213	$37,324,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities – long-term debt	$822,865	$809,738
Notes payable	137,050	3,075,606
Accounts payable	3,313,301	4,791,853
Accrued expenses and other liabilities	1,208,241	1,264,079
Dealer incentives	5,860,389	5,618,766
Customer deposits	850,000	304,999
Allowance for boat repurchases	128,524	78,787
Warranty reserve	769,147	860,199
Total Current Liabilities	13,089,517	16,804,027
OTHER LONG-TERM LIABILITIES	—	4,828
LONG-TERM DEBT, less current maturities	21,931,715	20,428,948
Total Liabilities	35,021,232	37,237,803
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 4,844,275 shares issued as of September 30, 2008 and June 30, 2008	48,442	48,442
Additional paid-in capital	10,574,753	10,574,753
Accumulated deficit	(9,123,060)	(9,204,829)
Less: Treasury stock, at cost , 483,091 shares as of September 30, 2008 and June 30, 2008	(981,223)	(981,223)
Accumulated other comprehensive (loss)	(358,931)	(350,286)
Total Stockholders’ Equity	159,981	86,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,181,213	$37,324,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30, 2008	September 30, 2007
NET SALES	$17,588,040	$18,049,430
COST OF SALES	15,369,721	15,344,844
Gross Profit	2,218,319	2,704,586

EXPENSES:
Selling	1,053,958	1,230,167
General and administrative	814,818	835,949
Total Expenses	1,868,776	2,066,116
OPERATING INCOME	349,543	638,470

NON-OPERATING INCOME (EXPENSE):
Other income (expense)	21,458	(101,722)
Interest expense	(289,232)	(263,368)
Total Non-operating (Expense)	(267,774)	(365,090)

INCOME BEFORE INCOME TAXES	81,769	273,380

INCOME TAX (BENEFIT) EXPENSE	—	40

NET INCOME	$81,769	$273,340

BASIC EARNINGS PER SHARE	$.02	$.06

WEIGHTED AVERAGE SHARES OUTSTANDING	4,361,184	4,844,275

DILUTED EARNINGS PER SHARE	$.02	$.06
..
WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,361,184	4,848,461

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

COMPREHENSIVE INCOME
Net income	$81,769	$273,340
Unrealized gain (loss) on derivative instruments	(8,645)	(157,865)

COMPREHENSIVE INCOME	$73,124	$115,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three months ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,769	$273,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	644,000	596,174
Inventory valuation adjustment	21,124	137,810
Earnings on cash surrender value of life insurance	(64,670)	(62,120)
(Gain) on disposal of assets	—	(1,798)
Bad debt expense/(recovery)	(984)	3,859
Amortization	10,934	9,000
Change in assets and liabilities:
Restricted cash	(783,595)	—
Accounts receivable, net	453,719	735,674
Inventories, net	1,898,048	(128,380)
Prepaid expenses	(180,174)	104,368
Other assets	(15,500)	4,035
Accounts payable	(1,478,553)	(223,114)
Accrued expenses	(55,838)	114,916
Dealer incentives	241,624	(1,209,271)
Customer deposits	545,000	(662,102)
Warranty reserve	(91,052)	12,221
Buyback allowance	49,737	17,853
Net Cash Provided (Used) by Operating Activities	1,275,589	(277,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	3,600
Purchase of property, plant and equipment	(128,976)	(163,219)
Investment in molds and related plugs	(229,864)	(104,176)
Net Cash Used by Investing Activities	(358,840)	(263,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,700,000	—
Payments of notes payable	(2,938,556)	(799,333)
Payments of long-term debt	(197,578)	(185,268)
Payments of loan origination fees	—	(72,079)
Net Cash Used by Financing Activities	(1,436,134)	(1,056,680)

Net increase in cash and cash equivalents	(519,385)	(1,598,010)
Cash and cash equivalents at the beginning of period	1,445,270	2,379,383
Cash and cash equivalents at the end of period	$925,885	$781,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Fountain Powerboat Industries, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. The results of operations for the three month periods ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

The Company, through its wholly owned subsidiary, Fountain Powerboats, Inc., generally sells boats only to authorized dealers and to the U.S. Government. A sale is recorded when legal title and all other incidents of ownership have passed to the dealer or to the Government. Prior to the sale to the dealer or the Government, the Company must have received a signed Sales Order Acknowledgement from the dealer or the Government specifying the terms of the sale, including the sales price. All boat sales are Cash on Delivery basis, or with prior approval of the buyer’s third party commercial lender, thus assuring the ability to collect.

The Company, through its wholly owned subsidiary, Fountain Dealer’s Factory Superstore, Inc., sells new Fountain boats, used boats and other assets acquired from trades, trailers, services and accessories to retail customers. Revenue is recognized when the Company has a signed contract with the customer or has received payment.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

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

Principal payments on the Term Loan continue on the same schedule as under the original loan agreement at approximately $65,000 per month during the three months ended September 30, 2008, escalating over time with a final principal payment of $12,286,254 due September 19, 2010. Interest is payable monthly. The Term Loan includes an original principal amount of $2,125,000 that bears interest, at the Company’s option, under one of two available methods. The first available interest computation method provides for interest at the higher of the Prime Rate or the Federal Funds rate plus ½%. The second available interest computation method bears interest at the sum of (i) the one month LIBOR rate divided by 1.0 minus the Eurodollar Reserve Percentage, and (ii) 1.75%. The Company may select either of the two interest rate methodologies by providing written notification to Regions Bank. The balance of the Term Loan, $12,375,000, bears interest that has been set at a fixed annual rate of 6.45% through the use of an interest rate swap. The fixed annual rate of 6.45% is a blended rate that combines the 1.75% premium over one month LIBOR referenced above with a fixed interest rate of 4.70% paid by the Company to the counterparty under the terms of our interest rate swap agreement, described below.

Loans under the Revolver must be in a principal amount of at least $500,000 and will accrue interest at a rate equal to the higher of i) Regions Bank’s prime rate plus a ½% plus the applicable margin or ii) the Fed Funds Rate plus a ½% plus the applicable margin. The applicable margin for loans under the revolver is one percent per annum. Principal repayment of any loans under the Revolver will be accomplished by releasing the receipts of the Company’s lockbox to Regions Bank until any loans under the Revolver, plus accrued interest, is repaid.

The Amended & Restated Loan Agreement contains restrictive covenants setting forth minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and maximum allowable capital expenditures which were restructured by Regions Bank on September 24, 2008. Other covenants include a number of other limitations, including restrictions on mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Company believes that these restrictions will not have a material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry.  At September 30, 2008 the Company was in compliance with all covenants

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company as an adjustment to Other Comprehensive Income. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. The Company entered into an interest rate swap agreement (the “Swap) with Regions Bank related to the original Regions Bank loan dated September 19, 2005 and maintains the Swap as a hedge related to the Term Loan of the Amended & Restated Loan Agreement dated November 16, 2007. The Swap has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70% due to Regions Bank. The Swap has a floating interest rate due to the Company which is based on LIBOR and is reset monthly. As of September 30, 2008 the market value adjustment for this swap results in an unrealized loss totaling $358,931, net of $0 tax effect. SFAS No. 133 also requires periodic assessment of the effectiveness of any instrument designated as a hedge. If the assessment indicates the hedge is less than highly effective in offsetting the gains or losses incurred by the hedged transaction, the ineffective portion of the hedge must be reported currently in the Statement of Operations. The assessment results as of September 30, 2008 indicate that the hedge is highly effective, and the impact of any ineffectiveness to the Company’s Consolidated Statement of Operations is immaterial.

On September 28, 2007, the Company entered into a Dealer Floor Plan and Security Agreement (the “Floor Plan”) with Regions Bank (the “Lender”) which provides for a secured, revolving line of credit under which the Company may obtain up to an aggregate of $5 million in loans from the lender. Each loan constitutes a separate note and is to be secured by a new or used boat, acquired by Fountain Dealers’ Factory Superstore, Inc. with the proceeds of the loan, with the intent to sell the boat to a retail customer. Upon executing the retail sale, the entire loan amount is to be immediately repaid to the Lender. The Company must pay interest monthly on the entire unpaid principal balance of the amounts borrowed under all outstanding notes. Interest is computed at the Lender’s Prime Rate + 1%, as determined on the date of each note. Each loan under the Floor Plan must be repaid in full within 9 months of the date of the note. At September 30, 2008, the outstanding amount of all loans was $137,050. The Floor Plan contains certain restrictive covenants, applicable to the performance of the Fountain Dealers Factory Superstore subsidiary alone, setting forth minimum EBITDA and minimum Debt Service Coverage Ratio allowable. The Company believes that these restrictions will not have a material effect on the Company’s ability to compete effectively in the boating industry. At September 30, 2008, the Company was in compliance with all covenants.

On May 28, 2008 the Baja by Fountain, Inc. subsidiary borrowed $4 million from the Baja Marine Corporation (“Baja”) to finance the acquisition of certain assets from Baja. This indebtedness is evidenced by a promissory note (the “ Baja Note”) issued to Baja Marine Corporation pursuant to the Asset Purchase Agreement and in connection with the Engine Supply Agreement between the Company and the Brunswick Corporation. The Baja Note is guaranteed by Fountain Powerboat Industries, Inc. and is secured by the assets purchased from Baja and certain replacement assets Baja By Fountain, Inc. acquires or develops in the future, if the assets are used solely to manufacture and sell boats under the Baja name. The Baja Note bears 7% annual interest. No principal or interest is due under the Note until June 30, 2020. At that time, the Note will be cancelled without payment by the Company, if the Company has not defaulted on its obligations to the Brunswick Corporation. In addition to normal cross default provisions common in promissory notes, breach by the Company of either of the two Engine Supply Agreements described in Note 4 of this Report would cause all principal and interest under the Note to become due.

At September 30, 2008, the Company had outstanding loans totaling $2,900,000 from the Cash Surrender Value of key man life insurance policies it owns on the life of founder, Chairman and CEO Reginald M. Fountain, Jr. This amount consists of ten individual loans, against each of six policies, taken between September 2006 and December 2007. Each loan accrues interest at a fixed rate. The interest rates are specific to each individual policy and range from 5.77% per annum to 8.00% per annum. Interest accrues each month and is due annually on the anniversary date of the loan. Failure to pay interest when due results in accrued interest being added to the outstanding principal balance. Repayment of principal and interest is not required, however, failure to do so results in a decrease in the death benefit and, under certain conditions, may result in termination of policies.

 NOTE 4. COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements – The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At September 30, 2008, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $36,000,000. At September 30, 2008, the allowance for boat repurchases was $128,524, which consists of anticipated costs associated with the resale of repurchased boats.

Baja Note - The Baja note described in Note 3 of this report bears 7% annual interest but no principal or interest is due under the Note until June 30, 2020. At that time the Note will be cancelled, by Brunswick Corporation, without payment by the Company provided the Company has not defaulted on its obligations to the Brunswick Corporation on either of the two Engine Supply Agreements described in Note 4. Should the Company breach either of the two Engine Supply Agreements or use the acquired assets for purposes other than to manufacture Baja boats, the principal and accrued interest would be payable. It is management’s opinion there is a “less than remote” possibility the Company will be in default of either of these stipulations with the Brunswick Corporation, now or on the maturity date of June 30, 2020. At September 30, 2008 the amount payable would be $4,000,000 principle plus $93,333 accrued interest should the Company violate either of the two Engine Supply Agreements.

Dealer Interest – The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $251,171for the three months ended September 30, 2008, and $278,400 for the three months ended September 30, 2007. The estimated unpaid dealer interest included in accrued dealer incentives amounted to approximately $217,324 at September 30, 2008 and $354,500 at September 30, 2007.

Interest Rate Risk - At September 30, 2008, the Company owed $13,790,822 on the $14,500,000 Term Loan from Regions Bank. The loan agreement has $1,415,822 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. In addition, the outstanding balance on the Dealer Floor Plan and Security agreement, $137,050 as of September 30, 2008, accrues interest at the lender’s Prime Rate plus 1%. A hypothetical 50 basis point increase in interest rates would result in an approximately $7,764 increase in annual interest expense.

Engine Supply Agreement – The Company has an Engine Supply agreement with Brunswick Corporation to purchase all marine engines from Mercury Marine, a division of Brunswick, except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 5. TRANSACTIONS WITH RELATED PARTIES

At September 30, 2008, the Company had receivables from its employees amounting to $42,441.

During the three months ended September 30, 2008, the Company paid $68,393 to entities owned or controlled by the Company’s Chairman and Chief Executive Officer for lease of an airplane for business purposes and apartment rentals.

NOTE 6. EARNINGS (LOSS) PER SHARE

Statement of Financial Accounting Standard (“SFAS”) 128 Earnings per Share requires disclosure of basic earnings per share and diluted earnings per share. This presentation is located on the face of the Statements of Operations for the three months ended September 30, 2008. The computations of basic earnings (loss) per share and diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised.

The weighted average common shares and common equivalent shares outstanding for the three month periods ended September 30, 2008 and 2007 for purposes of calculating earnings per share was as follows:

	For the Three months ended
	September 30, 2008	September 30, 2007
Weighted average common shares outstanding used in basic earnings per share for the three months ending	4,361,184	4,844,275

Effect of dilutive stock options	—	4,186

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,361,184	4,848,461

For the three months ended September 30, 2007, options to purchase 450,000 shares were anti-dilutive.

NOTE 7. COMPREHENSIVE INCOME/(LOSS)

The Company reports as comprehensive income all changes in stockholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses related to the interest rate swap agreement. For the three months ended September 30, 2008, the Company’s other comprehensive income of a loss was $8,645. This amount, together with the net profit during the three months ended September 30, 2008 resulted in a total comprehensive income of $183,469. For the three months ended September 30, 2007, the Company’s other comprehensive income was a loss of $157,865. This amount, together with the net profit during the three months ended September 30, 2007 resulted in a total comprehensive income of $115,475.

NOTE 8. STOCK BASED COMPENSATION

The Company had no outstanding stock options at September 30, 2008. There were no options issued during the three months ended September 30, 2008. Furthermore, the compensation expense for all options issued and outstanding under the plan at September 30, 2008 had been charged against income in prior periods. Thus, no compensation expense was recorded during the three months ended September 30, 2008 and none was recorded for the three months ended September 30, 2007.

A summary of stock option activity during the three months ended September 30, 2008 and the status of the remaining stock options under the plan at September, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2008	450,000	$4.67
Exercised	—	—
Authorized	—	—
Forfeited	450,000	$4.67
Granted	—	—

Outstanding at September 30, 2008	—	—

NOTE 9 – ABILITY TO CONTINUE AS A GOING CONCERN

While negative working capital, significant historical losses, historical covenant violations, historical negative cash flow from operations, the weak economy, the diminished availability of credit and the uncertainty of the fiberglass recreational boating market may raise substantial doubt about the Company’s ability to continue as a going concern, management believes such a concern may be alleviated by current plans and initiatives which are directed towards stabilizing the operation until the economy and marine market recover to a more constant level. Among those plans are reduction in marketing, sales and administrative staffs, curtailing production schedules, reduction in production work force and significant reduction of operating expenses. The uncertainty of the fiberglass recreational boating market, volatile material prices, retail finance and dealer floor plan credit availability uncertainty, effects of the economy in general, and the effects of the weakened housing market and mortgage crisis on consumer confidence and availability of discretionary spending, may cause actual results to differ materially from those planned.

NOTE 10 – CONCENTRATIONS

In the quarter ended September 30, 2008 one dealer accounted for 25% of the Company’s sales, one dealer accounted for 15.6%, one dealer account for 14.7% and one dealer accounted for 11.4%.

ITEM 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Fountain Powerboat Industries, Inc., through its wholly owned subsidiary Fountain Powerboats, Inc., is a leading manufacturer of high performance sport boats, sport fishing boats and express cruisers. The manufacturer’s sales are generated from selling the boats that are manufactured through a domestic and international network of dealers who market boats to retail customers. A majority of these dealers finance their inventory through third-party floorplan finance companies, which pay Fountain Powerboats, Inc. generally within seven to ten days after delivery of the boats to the dealers.

Fountain Powerboat Industries, Inc., through its wholly owned subsidiary Fountain Dealers’ Factory Superstore, Inc., sells boats produced by Fountain Powerboats, Inc., the manufacturing subsidiary, to retail customers who reside in a territory that has been assigned by the manufacturer to the retail subsidiary. The retail operation will also sell pre-owned boats taken in trade on the sales of new Fountain boats and other services to retail customers.

The discussion on business and financial strategies and directions set forth in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008 is incorporated herein by reference.

Recreational boating is a discretionary expenditure and many purchasing decisions are influenced by interest rates, fuel prices, insurance rates, weather, general economic factors, and other socioeconomic and environmental factors. Recent economic conditions, financial market upheaval and tightening credit availability, on top of the weakening housing market, is continuing to drive the marine market downward.

Retail sales of fiberglass recreational boats declined approximately 40% in the quarter ended September 30, 2008 as compared to the same quarter in Fiscal 2008. Analysts are projecting that the market will not see a significant upturn through calendar year 2009.

Outlook

The recreational boating market is expected to continue to decline through the 2009 retail season and there are no clear indications as to when the market will stabilize.

As of September 30, 2008 the Company’s confirmed order backlog was approximately $10 million, as compared to an approximately $17 million backlog at September 30, 2007.

The Company completed engineering revisions for nine of the boat models acquired from Baja Marine Corporation during the quarter ended September 30, 2008. Production processes were developed for the Baja models to be compatible with the Fountain production processes, and it expects to have most of the models in full production in the second quarter of Fiscal 2009. The Company produced and sold ten Baja boats in the month of September, 2008.

Results of Consolidated Operations

Three months ended September 30, 2008 compared to Three months ended September 30, 2007

Key operating and financial statistics for the three months ended September 30, 2008 and 2007 are:

	Three months ended
	September 30,
Consolidated Operations	2008	2007
Total number of boats sold	75	82
Net sales	$17,588,040	$18,049,430
Gross margin percent	12.6%	15%
SG&A expense	$1,868,776	$2,066,116
Operating income	$349,543	$638,470

Net sales – Net sales for the three months ended September 30, 2008 were $17,588,040, as compared to $18,049,430 for the three months ended September 30, 2007, a decrease of 2.6%. Sales for the quarter decreased as a result of the continued weak retail markets.

Net sales by Product Line for the three months ending September 30:

	2008	Percentage	2007	Percentage
Sport boats	$5,621,776	32%	$7,604,431	41%
Express cruisers	2,894,345	16%	2,565,206	16%
Sport fishing boats	6,970,783	40%	7,452,176	40%
Baja sport boats	806,415	5%	—
Other	1,294,721	7%	427,617	3%

Total	$17,588,040		$18,049,430

Gross profit – Gross profit for the three months ended September 30, 2008 was $2,218,319, 12.6% of net sales, as compared to $2,704,586, 15% of net sales, for the three months ended September 30, 2007. The decrease in gross margin is primarily due to reduced fixed cost absorption because of lower volume of sales.

Selling expense – Selling related expenses were $1,053,958 for the three months ended September 30, 2008, as compared to $1,230,167 for the three months ended September 30, 2007.

General and administrative expenses – General and administrative expenses were $814,818 for the three months ended September 30, 2008, as compared to $835,949 for the three months ended September 30, 2007.

Interest expense – Interest expense for the three months ended September 30, 2008 was $289,232, as compared to $263,368 for the three months ended September 30, 2007.

Net income(loss) – Net income for the three months ended September 30, 2008 was $81,769 as compared to a net income of $273,340 for the three months ended September 30, 2007.

Income tax – The Income Tax Expense for the three months ended September 30, 2008 is $0, compared to an Income Tax Expense of $0 for the same period last year.

Cash Flow, Liquidity and Capital Resources

As disclosed in the Unaudited Condensed Consolidated Statements of Cash Flows, the cash balance decreased by $519,385 during the three month period ended September 30, 2008 (the current period). By comparison, during the three months ended September 30, 2007 (the same period last year), the cash balance decreased $1,598,010. The increase in cash during the current period is attributable to both Operating and Financing activities.

The source of cash from Operating activities in the current period, $1,275,589, is primarily attributable to:

•

Net income of $81,769, generated by the ongoing operations of the Company. Net income reflects non-cash depreciation expense of $644,000 during the period.

•

Inventories decreased by $1,898,048, a source of cash, primarily attributable to a reduction in the Company’s retail subsidiary, Fountain Dealers’ Factory Superstore, Inc., inventory during the period, offset by an increase in work in process for the Baja by Fountain product line.

•

Accounts Payable decreased by $1,478,553, a use of cash, as the Company moved beyond the need to ramp up purchases of additional materials to support the manufacture of the newly acquired Baja by Fountain line of boats.

•

Customer deposits increased by $545,000, a source of cash, as the company has built a backlog of orders for boats with custom features which required deposits.

•

Restricted cash increased $783,595 related to deposits received on boat orders.

•

Dealer Incentives increased by $241,624, a source of cash, as the inventory of boats of the Company’s dealers was increased.

The use of cash during the current period attributable to Investing activities is $358,840. The cash spent on the development of molds and plugs was approximately 1.2 times higher year over year as the Company improved and enhanced the molds acquired from the Brunswick Corporation for the production of the Baja by Fountain line of boats. Cash spent on other fixed assets decreased approximately 21% year over year. The Company’s capital expenditures budget is subject to provisions of covenants contained in various credit agreements with Regions Bank.

The cash used by financing activities during the current period was $1,436,134, which is primarily attributable to:

•

Repaying the loans financing the inventory of boats at the Company’s retail subsidiary in the amount of $2,938,556 under the Floor Plan.

•

Repayment of $197,578 of principal of the Term Loan.

•

The repayments were partially offset by borrowing $1,700,000 under the Revolver.

Management is of the opinion that cash flows will satisfy the Company’s current and future liquidity demands. As of September 30, 2008 the confirmed sales order backlog was approximately $10 million.

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

The Cautionary Statement for Purposes of “Safe Harbor” that is included in the Company’s annual report in Form 10-K for the fiscal year ended June 30, 2008 is incorporated by reference.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At September 30, 2008, the Company owed $13,790,822 on the $14,500,000 Term Loan from Regions Bank. The loan agreement has $1,415,822 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. In addition, the outstanding balance on the Dealer Floor Plan and Security agreement, $137,050 as of September 30, 2008, accrues interest at the lender’s Prime Rate plus 1%. A hypothetical 50 basis point increase in interest rates would result in an approximately $7,764 increase in annual interest expense.

ITEM 4:

Controls and Procedures

As of September 30, 2008, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1:

Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending September 30, 2008.

ITEM 1 A:

Risk Factors

Not applicable.

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

Date: November 14, 2008

FOUNTAIN POWERBOAT INDUSTRIES, INC. (Registrant)

By:	/s/ IRVING L. SMITH
Irving L. Smith
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1

First Amendment dated September 24, 2008, to First Amended and Restated Loan Agreement dated November 16, 2007, between Fountain Powerboats, Inc., Fountain Powerboat Industries, Inc., Fountain Dealers’ Factory Superstore, Inc. and Regions Bank (incorporated by reference from Exhibits to Annual Report on Form 10-K for the year ended June 30, 2008)

31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

15