Form 10-Q
period 2008-12-31
FOUNTAIN POWERBOAT INDUSTRIES INC
filed 2009-02-02
CIK 764858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2008
or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 2, 2009
Common Stock, $.01 par value	4,361,184 shares

INDEX

PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.    Financial Statements.

3

Unaudited Condensed Consolidated Balance Sheets, as of December 31, 2008
and June 30, 2008

3

Unaudited Condensed Consolidated Statements of Operations, for the three months ended
December 31, 2008 and 2007

4

Unaudited Condensed Consolidated Statements of Operations, for the six months ended
December 31, 2008 and 2007

5

Unaudited Condensed Consolidated Statements of Cash Flows, for the six months ended
December 31, 2008 and 2007

6

Notes to Unaudited Condensed Consolidated Financial Statements

7

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

17

Item 4T.  Controls and Procedures

18

PART II OTHER INFORMATION

Item 1.    Legal Proceedings.

19

Item 1A.  Risk Factors

19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.    Defaults Upon Senior Securities.

19

Item 4.    Submission of Matters to a vote of Security Holders.

19

Item 5.    Other Information.

19

Item 6.    Exhibits.

19

Signature

20

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,125,010	$1,445,270
Accounts receivable, net	2,913,457	4,283,791
Inventories	8,398,152	7,942,384
Prepaid expenses	535,363	631,108
Total Current Assets	12,971,982	14,302,553
Property, Plant & Equipment	53,628,438	54,777,765
Less: Accumulated Depreciation	(34,995,456)	(35,455,637)
	18,632,982	19,322,128
CASH SURRENDER VALUE LIFE INSURANCE	3,489,062	3,374,413
OTHER ASSETS	362,601	325,566
TOTAL ASSETS	$35,456,627	$37,324,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities – long-term debt	$16,362,009	$809,738
Notes payable	3,804,419	3,075,606
Accounts payable	3,892,427	4,791,853
Accrued expenses and other liabilities	642,981	1,264,079
Dealer incentives	5,122,351	5,618,766
Customer deposits	834,500	304,999
Allowance for boat repurchases	171,235	78,787
Warranty reserve	827,158	860,199
Total Current Liabilities	31,667,080	16,804,027
OTHER LONG-TERM LIABILITIES	4,828	4,828
LONG-TERM DEBT, less current maturities	7,226,000	20,428,948
DEFERRED TAX LIABILITY	—	—
Total Liabilities	38,887,908	37,237,803
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value, 200,000,000 shares authorized, 4,844,275 shares issued and outstanding as of December 31, 2008 and as of June 30, 2008	48,442	48,442
Additional paid-in capital	10,574,753	10,574,753
Accumulated deficit	(12,301,645)	(9,204,829)
Less: Treasury stock, at cost , 483,091 shares as of December 31, 2008 and as of June 30, 2008	(981,223)	(981,223)
Accumulated other comprehensive loss	(771,608)	(350,286)
Total Stockholders’ Equity (Deficit)	(3,431,281)	86,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,456,627	$37,324,660

———————

*

Derived from audited consolidated financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31, 2008	December 31, 2007
NET SALES	$5,839,908	$15,196,038
COST OF SALES	6,871,000	12,979,767

Gross Profit (Loss)	(1,031,092)	2,216,271

EXPENSES:
Selling	973,620	1,665,104
General and administrative	855,979	998,243

Total Expenses	1,829,599	2,663,347

OPERATING LOSS	(2,860,691)	(447,076)

NON-OPERATING INCOME (EXPENSE):
Other	2,829	(15,708)
Interest	(320,723)	(302,271)

Total Non-operating Expense	(317,894)	(317,979)

LOSS BEFORE INCOME TAXES	(3,178,585)	(765,055)

NET LOSS	$(3,178,585)	$(765,055)

BASIC LOSS PER SHARE	$(.73)	$(.16)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,361,184	4,791,974

DILUTED LOSS PER SHARE	$(.73)	$(.16)

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,361,184	4,791,974

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

COMPREHENSIVE INCOME
Net loss	$(3,178,585)	$(765,055)
Unrealized loss on derivative instruments	(412,678)	(161,044)

COMPREHENSIVE LOSS	$(3,591,263)	$(926,099)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	December 31, 2008	December 31, 2007
NET SALES	$23,427,947	$33,245,468
COST OF SALES	22,240,721	28,324,611

Gross Profit	1,187,226	4,920,857

EXPENSES:
Selling	2,027,578	2,895,272
General and administrative	1,670,796	1,834,192

Total Expenses	3,698,374	4,729,464

OPERATING INCOME (LOSS)	(2,511,148)	191,393

NON-OPERATING INCOME (EXPENSE):
Other	24,287	(117,430)
Interest	(609,955)	(565,639)

Total Non-operating Expense	(585,668)	(683,069)

LOSS BEFORE INCOME TAXES	(3,096,816)	(491,676)

NET LOSS	$(3,096,816)	$(491,676)

BASIC LOSS PER SHARE	$(.71)	$(.10)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,361,184	4,810,624

DILUTED LOSS PER SHARE	$(.71)	$(.10)

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,361,184	4,810,624

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

COMPREHENSIVE INCOME
Net loss	$(3,096,816)	$(494,676)
Unrealized loss on derivative instruments	(421,322)	(318,910)

COMPREHENSIVE LOSS	$(3,518,138)	$(813,586)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,096,816)	$(491,676)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,323,618	1,200,077
Inventory valuation adjustment	79,227	—
Earnings on cash surrender value of life insurance	(114,649)	(110,337)
(Gain) loss on disposal of assets	264	(1,798)
Bad debt expense	24,210	11,108
Amortization	21,869	53,453
Deferred taxes	—	—
Change in assets and liabilities:
Accounts receivable	1,346,124	182,777
Inventories, net	(534,995)	(448,802)
Prepaid expenses	95,745	(82,788)
Other assets	(58,904)	18,950
Accounts payable	(899,426)	(69,863)
Accrued expenses	(621,098)	127,372
Dealer incentives	(496,415)	(605,412)
Customer deposits	529,501	(601,002)
Warranty reserve	(33,041)	(88,943)
Buyback allowance	92,448	20,335

Net Cash Used by Operating Activities	(2,342,338)	(886,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	3,600
Purchase of property, plant and equipment	(151,472)	(271,676)
Investment in molds and related plugs	(483,264)	(406,907)

Net Cash Used by Investing Activities	(634,736)	(674,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,728,813	1,818,772
Payments of notes payable	—	(799,333)
Proceeds from long-term debt	326,000	1,400,000
Payment of loan origination fees	—	(120,857)
Payments of long-term debt	(397,999)	(854,547)
Payments to re-purchase common stock	—	(848,878)

Net Cash Provided by Financing Activities	2,656,814	595,157

Net decrease in cash and cash equivalents	(320,260)	(966,375)
Cash and cash equivalents at the beginning of period	1,445,270	2,379,383

Cash and cash equivalents at the end of period	$1,125,010	$1,413,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Fountain Powerboat Industries, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. The results of operations for the three and six month periods ended December 31, 2008 are not necessarily indicative of the operating results for the full year.

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

The Company, through its wholly owned subsidiary, Fountain Dealers’ Factory Superstore, Inc., sells new Fountain boats, used boats and other assets acquired from trades, trailers, services and accessories to retail customers. Revenue is recognized when the Company has a signed contract with the customer or has received payment.

NOTE 2. – INVENTORIES

Inventories consist of the following:

	December 31, 2008	June 30, 2008
Parts and supplies	$2,626,044	$2,522,375
Work-in-process	2,121,460	2,848,206
Finished goods	3,741,609	2,641,806

	8,489,113	8,012,387
Reserve for obsolescence	(90,961)	(70,003)

	$8,398,152	$7,942,384

All of the inventories are owned by the Company and pledged as collateral on notes and mortgages payable at December 31, 2008.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4. – DEBT AND PLEDGED ASSETS

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

Principal payments on the Term Loan continue on the same schedule as under the original loan agreement at approximately $67,000 per month during the three months ended December 31, 2008, escalating over time with a final principal payment of $12,286,254 due September 19, 2010. Interest is payable monthly. The Term Loan includes $2,125,000 that bears interest, at the Company’s option, under one of two available methods. The first available interest computation method provides for interest at the higher of the Prime Rate or the Federal Funds rate plus 1/2%. The second available interest computation method bears interest at the sum of (i) the one month LIBOR rate divided by 1.0 minus the Eurodollar Reserve Percentage, and (ii) 1.75%. The Company may select either of the two interest rate methodologies by providing written notification to Regions Bank. The balance of the Term Loan, $12,375,000, bears interest that has been set at a fixed annual rate of 6.45% through the use of an interest rate swap. The fixed annual rate of 6.45% is a blended rate that combines the 1.75% premium over one month LIBOR referenced above with a fixed interest rate of 4.70% paid by the Company to the counterparty under the terms of our interest rate swap agreement, described below.

Loans under the Revolver must be in a principal amount of at least $500,000 and will accrue interest at a rate equal to the higher of i) Regions Bank’s prime rate plus a ½% per annum plus the applicable margin or ii) the Fed Funds Rate plus a ½% per annum plus the applicable margin. The applicable margin for loans under the revolver is 1% per annum. Principal repayment of any loans under the Revolver will be accomplished by releasing the receipts of the Company’s lockbox to Regions Bank until any loans under the Revolver, plus accrued interest, is repaid. At December 31, 2008 the outstanding amount of the Revolver was $2,000,000.

The Amended & Restated Loan Agreement contains restrictive covenants setting forth minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and maximum allowable capital expenditures which were restructured by Regions Bank on September 24, 2008. Other covenants include a number of other limitations, including restrictions on mergers or consolidations, disposal of assets, investments, incurrence of other indebtedness and payment of dividends. The Company believes that these restrictions will not have a material effect on the Company’s ability to maintain and improve its facilities and compete with other companies in the boating industry.  As of December 31, 2008 the Company was not in compliance with the covenant setting forth minimum EBITDA. The minimum EBITDA required for the three months ended December 31, 2008 is $915,000. The actual EBITDA reported by the Company for that period is ($2,194,271). Regions Bank has not yet issued to the Company a waiver of their right to remedy the technical default resulting from the Company’s breach of this covenant. The remedy for an event of default prescribed in the Amended & Restated Loan Agreement is for Regions Bank to declare all or any part of any obligation of the Company to Regions Bank due and payable immediately. As a consequence of violating this covenant, the entire balance outstanding on the Term Loan has been reclassed from Long-Term Debt to Current Liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets.

The Company utilizes an interest rate swap agreement to hedge exposure to fluctuations in market interest rates. Under United States GAAP, an interest rate swap agreement is considered a derivative financial instrument. Due to the nature of the derivative and the intended use by the Company, the derivative qualifies as a Cash Flow Hedge. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that the value of the derivative be “marked-to-market” periodically and any change in the market value of the swap be reflected in the financial statements of the Company as an adjustment to Other Comprehensive Income. The market value of the derivative is calculated as of the last day of the period and any change since the end of the previous period is reflected in an adjustment to Stockholders’ Equity in the Consolidated Balance Sheet. The Company entered into an interest rate swap agreement (the “Swap) with Regions Bank related to the original Regions Bank loan dated September 19, 2005 and maintains the Swap as a hedge related to the Term Loan of the Amended & Restated Loan

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. – DEBT AND PLEDGED ASSETS (Continued)

Agreement dated November 16, 2007. The Swap has a notional amount of $12,375,000, a term of five years and a fixed annual rate of 4.70% due to Regions Bank. The Swap has a floating interest rate due to the Company which is based on LIBOR and is reset monthly. As of December 31, 2008 the market value adjustment for this swap results in an unrealized loss totaling $771,608, net of tax. SFAS No. 133 also requires periodic assessment of the effectiveness of any instrument designated as a hedge. If the assessment indicates the hedge is less than highly effective in offsetting the gains or losses incurred by the hedged transaction, the ineffective portion of the hedge must be reported currently in the Statement of Operations. The assessment results as of December 31, 2008 indicate that the hedge is highly effective, and we have determined that the impact to the Company’s Consolidated Statement of Operations is immaterial.

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

The Company must pay interest monthly on the entire unpaid principal balance of the amounts borrowed under all outstanding notes. Interest is computed at the Lender’s Prime Rate plus 1%, as determined on the date of each note. Each loan under the Floor Plan must be repaid in full within 9 months of the date of the note. At December 31, 2008, the outstanding amount of all loans was $3,804,419. The Floor Plan contains certain restrictive covenants setting forth minimum EBITDA and minimum Debt Service Coverage Ratio allowable. The Company believes that these restrictions will not have a material effect on the Company’s ability to compete effectively in the boating industry. At December 31, 2008, the Company was not in compliance with the covenant setting forth minimum EBITDA. The minimum EBITDA required for the three months ended December 31, 2008 is $190,000. The actual EBITDA reported by the Company for that period is $41,144. Regions Bank has not yet issued to the Company a waiver of their right to remedy the technical default resulting from the Company’s breach of this covenant. The remedy for an event of default prescribed in the Dealer Floor Plan and Security Agreement is that Regions Bank has the right to terminate the agreement.

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

At December 31, 2008, the Company had outstanding loans totaling $3,226,000 from the Cash Surrender Value of key man life insurance policies it owns on the life of founder, Chairman and CEO Reginald M. Fountain, Jr. This amount consists of individual loans against each of six policies, taken between September 2006 and December 2008. Each loan accrues interest at a fixed rate. The interest rates are specific to each individual policy and range from 5.77% per annum to 8.00% per annum. Interest accrues each month and is due annually on the anniversary date of the loan. Failure to pay interest when due results in accrued interest being added to the outstanding principal balance. Repayment of principal and interest is not required, however, failure to do so results in a decrease in the death benefit and, under certain conditions, may result in termination of policies.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. – COMMITMENTS AND CONTINGENCIES

Manufacturer Repurchase Agreements – The Company makes available through third-party finance companies floor plan financing for many of its dealers. Sales to participating dealers are approved by the respective finance companies. If a participating dealer does not satisfy its obligations under the floor plan financing agreement in effect with its commercial lender(s) and boats are subsequently repossessed by the lender(s), under certain circumstances the Company may be required to repurchase the repossessed boats if it has executed a repurchase agreement with the lender(s). At December 31, 2008, the Company had a total contingent liability to repurchase boats in the event of dealer defaults and if repossessed by the commercial lenders amounting to approximately $40,661,000. At December 31, 2008, the allowance for boat repurchases was $171,235.

Baja Note - The Baja note described in Note 3 of this report bears 7% annual interest but no principal or interest is due under the Note until June 30, 2020. At that time the Note will be cancelled, by Brunswick Corporation, without payment by the Company provided the Company has not defaulted on its obligations to the Brunswick Corporation on either of the two Engine Supply Agreements. Should the Company breach either of the two Engine Supply Agreements or use the acquired assets for purposes other than to manufacture Baja boats, the principal and accrued interest would be payable. It is management’s opinion there is a “less than remote” possibility the Company will be in default of either of these stipulations with the Brunswick Corporation, now or on the maturity date of June 30, 2020. At December 31, 2008 the amount payable would be $4,000,000 principle plus $163,333 accrued interest should the Company violate either of the two Engine Supply Agreements.

Dealer Interest – The Company regularly pays a portion of dealers’ interest charges for floor plan financing. These interest charges amounted to approximately $367,120 and $618,291 for the three and six months ended December 31, 2008, respectively. These interest charges amounted to approximately $488,000 and $763,000 for the three and six months ended December 31, 2007, respectively. The estimated unpaid dealer interest included in accrued dealer incentives amounted to approximately $288,732 at December 31, 2008 and $475,381 at December 31, 2007.

Interest Rate Risk - At December 31, 2008, the Company owed $13,590,401 on the $14,500,000 Term Loan from Regions Bank. The loan agreement has $1,215,401 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. At December 31, 2008, the Company had an outstanding balance of $2,000,000 on the $2,000,000 Revolver at the lender’s Prime Rate plus a ½% plus a margin of 1%. In addition, the outstanding balance on the Dealer Floor Plan and Security agreement, $3,804,419 as of December 31, 2008, accrues interest at the lender’s Prime Rate plus 1%. A hypothetical 50 basis point increase in interest rates would result in an approximately $35,100 increase in annual interest expense.

Engine Supply Agreements – The Company has two Engine Supply agreements with Brunswick Corporation to purchase all marine engines for its Fountain Powerboats product line and Baja product line from Mercury Marine, a division of Brunswick, except for products in categories in which Mercury does not manufacture or are unavailable from Mercury due to production shortages.

NOTE 6. – TRANSACTIONS WITH RELATED PARTIES

At December 31, 2008, the Company had receivables from its employees amounting to $46,611.

During the three and six months ended December 31, 2008, the Company paid $35,416 and $103,809, respectively to entities owned or controlled by the Company’s Chairman and Chief Executive Officer.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. – EARNINGS (LOSS) PER SHARE

Statement of Financial Accounting Standard (“SFAS”) 128 Earnings per Share requires disclosure of basic earnings per share and diluted earnings per share. This presentation is located on the face of the Statements of Operations for the three and six months ended December 31, 2008. The computations of basic earnings (loss) per share and diluted earnings (loss) per share amounts are based upon the weighted average number of outstanding common shares during the periods, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options, reduced by the number of shares which could be purchased from the proceeds from the exercise of the stock options assuming they were exercised.

The weighted average common shares and common equivalent shares outstanding for the three month periods ended December 31, 2008 and 2007 for purposes of calculating earnings per share was as follows:

	For the Three Months Ended
	December 31, 2008	December 31, 2007
Weighted average common shares outstanding used in basic earnings per share for the three months ending	4,361,184	4,791,974

Effect of dilutive stock options	—	—

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,361,184	4,791,974

	For the Six Months Ended
	December 31, 2008	December 31, 2007

Weighted average common shares outstanding used in basic earnings per share for the six months ending	4,361,184	4,810,624

Effect of dilutive stock options	—	—

Weighted average common shares and potential dilutive common equivalent shares outstanding used in dilutive earnings per share	4,361,184	4,810,624

For the three and six months ended December 31, 2008 there were no outstanding options. For the three and six months ended December 31, 2007, options to purchase 450,000 shares were considered anti-dilutive due to the net loss incurred by the Company.

NOTE 8. – COMPREHENSIVE INCOME/(LOSS)

The Company reports as comprehensive income all changes in stockholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses related to the interest rate swap agreement. For the three and six months ended December 31, 2008, the Company’s other comprehensive losses were $412,678 and $421,322, respectively. These amounts, together with net income or loss during the three and six months ended December 31, 2008 result in total comprehensive losses of $3,591,263 and $3,518,138, respectively.  For the three and six months ended December 31, 2007, the Company’s other comprehensive losses were $161,045 and $318,910, respectively. These amounts, together with net income or loss during the three and six months ended December 31, 2007 result in total comprehensive losses of $926,100 and $810,586, respectively.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. – STOCK BASED COMPENSATION

The Company had no outstanding stock options at December 31, 2008. There were no options issued during the six months ended December 31, 2008. Furthermore, the compensation expense for all options issued and outstanding under the plan at December 31, 2008 had been charged against income in prior periods. Thus, no compensation expense was recorded during the six months ended December 31, 2008 and none was recorded for the six months ended December 31, 2007.

A summary of stock option activity during the six months ended December 31, 2008 and the status of the remaining stock options under the plan at December 31, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at June 30, 2008	450,000	$4.67
Exercised	—	—
Authorized	—	—
Forfeited	450,000	$4.67
Granted	—	—

Outstanding at December 31, 2008	—	—

NOTE 10 – ABILITY TO CONTINUE AS A GOING CONCERN

While negative working capital, significant historical losses, historical covenant violations, historical negative cash flow from operations, the weak economy, the diminished availability of credit and the uncertainty of the fiberglass recreational boating market raises substantial doubt about the Company’s ability to continue as a going concern, management believes such a concern may be alleviated by current plans and initiatives which are directed towards stabilizing the operation until the economy and marine market recover to a more stable level. Among those plans are reductions in marketing, sales and administrative staffs, curtailing production schedules, reduction in production work force and significant reduction of operating expenses. The uncertainty of the fiberglass recreational boating market, volatile material prices, retail finance and dealer floor plan credit availability uncertainty, effects of the economy in general, and the effects of the weakened housing market and mortgage crisis on consumer confidence and availability of discretionary spending, may cause actual results to differ materially from those planned.

NOTE 11 – CONCENTRATIONS

In the six months ended December 31, 2008 one dealer accounted for 18% of the Company’s sales, one dealer accounted for 13.9%, one dealer account for 12%, one dealer accounted for 9.5% and one dealer accounted for 5.8%.

NOTE 12 – SUBSEQUENT EVENT

On January 26, 2009, the Company received notice from the NYSE Alternext US (successor to the American Stock Exchange), that, based on its review of information we submitted in response to the November notice, its Staff has determined that we will not be able to regain compliance with Section 1003(i) of the Company Guide within the allotted amount of time. Additionally, the notice stated that we also are not in compliance with Section 1003(a)(i)(C) of the Company Guide because the aggregate market value of our publicly held shares has been less than $1,000,000 for more than 90 consecutive days. As a result, the Staff has determined that we are subject to immediate delisting proceedings and that, unless we appeal the Staff's determination by February 2, 2009, the Exchange will suspend trading in our common stock and file an application with the Securities and Exchange Commission to strike our common stock from listing and registration on the Exchange. Based on current economic conditions in general and, in particular, current conditions in the marine industry, we do not believe we can regain compliance with the Exchange's continued listing standards in the near-term. As a result, our Board of Directors have elected not to appeal the Staff's determination.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Fountain Powerboat Industries, Inc., through its wholly owned subsidiary Fountain Powerboats, Inc., is a leading manufacturer of high performance sport boats, sport fishing boats and express cruisers. The manufacturer’s sales are generated from selling the boats that are manufactured through a domestic and international network of independent dealers who market boats to retail customers. A majority of these dealers finance their inventory through third-party floor plan finance companies, which pay Fountain Powerboats, Inc. generally within seven to ten days after delivery of the boats to the dealers.

Fountain Powerboat Industries, Inc., through its wholly owned subsidiary Fountain Dealers’ Factory Super Store, Inc., sells boats produced by Fountain Powerboats, Inc., the manufacturing subsidiary, to retail customers who reside in a territory that has been assigned by the manufacturer to the retail subsidiary. The retail operation also sells pre-owned boats taken in trade on the sales of new Fountain boats and other services to retail customers.

The discussion on business and financial strategies and directions set forth in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008 is incorporated herein by reference.

Fountain Powerboats, Inc. introduced the “Baja by Fountain” product line to Baja dealers and Fountain dealers at dealer meetings in October. The dealers had favorable responses to the quality and performance of the Baja boats built by Fountain.

The recreational fiberglass boating market has been in a downturn for the past four buying seasons and experienced a further weakening in the quarter ended in September 30, 2008 with retail demand being down 40%. The decline deepened in the quarter ended December 31, 2008.

The global economic downturn had a significant detrimental effect on recreational marine markets during the quarter ended December 31, 2008. Retail financing for boats tightened and floor plan financing for boat dealers became very difficult. With dealer inventories being high and retail sales stymied, orders for the off season production period became scarce.

The quarter ended December 31, 2008 was challenging for the Company. It curtailed production four weeks during this period.

Outlook

The global economic downturn continues. Congress’ economic stimulus package has not been effective. Financial institutions are still in a crisis situation and expect 2009 to be extremely difficult. The retail and floor plan credit perturbations experienced in the quarter ended December 31, 2008 will continue into 2009.

The Company has reduced its work force, production and expenses to position itself for the economic and market conditions it is facing.

Results of Operations

Three months ended December 31, 2008 compared to Three months ended December 31, 2007

Key operating and financial statistics for the three months ended December 31, 2008 and 2007 are:

	Three Months Ended December 31,
	2008	2007
Consolidated Operations
Total number of boats sold	28	68
Net sales	$5,839,908	$15,196,038
Gross margin percent	(17.7%)	14.6%
SG&A expense	$1,829,599	$2,663,347
Operating loss	$(2,860,691)	$(765,055)

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

Net sales – Net sales for the three months ended December 31, 2008 were $5,839,908, as compared to $15,196,038 for the three months ended December 31, 2007. The decrease in sales is attributable to the effect of the global economic downturn on the recreational fiberglass boating market.

Net sales by Product Line for the three months ending December 31:

	2008	Percentage	2007	Percentage
Sport boats	$303,886	5.2%	$4,393,416	28.9%
Express cruisers	1,847,690	31.6%	3,433,056	22.6%
Sport fishing boats	957504	16.4%	6,623,466	43.6%
Baja sport boats	1,807,788	31.0%	—	—
Other	923,040	15.8%	746,100	4.9%

Total	$5,839,908		$15,196,038

Gross loss – Gross loss for the three months ended December 31, 2008 was $(1,031,092), as compared to a gross profit of $2,216,271, 14.6% of net sales, for the three months ended December 31, 2007. The gross loss is primarily attributable to reduced fixed cost absorption because of lower volume of sales.

Selling expense – Selling related expenses were $973,620 for the three months ended December 31, 2008, as compared to $1,665,104 for the three months ended December 31, 2007, a reduction of $691,484 or 41.5%. The decrease was primarily attributable to marketing and sales staff reductions and the reduction of expenses related to the Company’s support of offshore racing and fishing programs, advertising and promotion expenses and sales force expenses.

General and administrative expenses – General and administrative expenses were $855,979 for the three months ended December 31, 2008, as compared to $998,243 for the three months ended December 31, 2007. The decrease was primarily attributable to salary and staff reductions.

Interest expense – Interest expense for the three months ended December 31, 2008 was $320,723, as compared to $302,271for the three months ended December 31, 2007.

Net loss – Net loss for the three months ended December 31, 2008 was $3,178,585 as compared to a loss of $765,055 for the three months ended December 31, 2007. The loss is primarily attributable to the low volume of sales.

Income tax – The Deferred Tax Benefit for the three months ended December 31, 2008 is $0 and the Income Tax Expense for the three months ended December 31, 2007 was $0.

Six months ended December 31, 2008 compared to Six months ended December 31, 2007

Key operating and financial statistics for the six months ended December 31, 2008 and 2007 are:

	Six Months Ended
	2008	2007
Consolidated Operations December 31,
Total number of boats sold	103	148
Net sales	$23,427,947	$33,245,468
Gross margin percent	5.1%	14.8%
SG&A expense	$3,698,374	$4,729,464
Operating income(loss)	$(2,511,148)	$191,393

Net sales – Net sales for the six months ended December 31, 2008 were $23,427,947, as compared to $33,245,468 for the six months ended December 31, 2007. The decrease in sales is attributable to the effect of the global economic downturn on the recreational fiberglass boating market.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

Net sales by Product Line for the six months ending December 31:

	2008	Percentage	2007	Percentage
Sport boats	$5,925,662	25.3%	$11,997,847	36.1%
Express cruisers	4,742,035	20.2%	5,998,262	18.1%
Sport fishing boats	7,928,285	33.9%	14,075,642	42.3%
Baja sport boats	2,614,204	11.2%	—	—
Other	2,207,761	9.4%	1,173,717	3.5%

Total	$23,427,947		$33,245,468

Gross profit – Gross profit for the six months ended December 31, 2008 was $1,187,226, 5.1% of net sales, as compared to $4,920,857, 14.8% of net sales, for the six months ended December 31, 2007. The decrease in gross profit is primarily attributable to reduced fixed cost absorption because of lower volume of sales.

Selling expense – Selling related expenses were $2,027,578 for the six months ended December 31, 2008, as compared to $2,895,272 for the six months ended December 31, 2007, a reduction of $867,694 or 30%. The decrease was primarily attributable to marketing and sales staff reductions and the reduction of expenses related to the Company’s support of off-shore racing and fishing programs, advertising and promotion expenses and sales force expenses.

General and administrative expenses – General and administrative expenses were $1,670,796 for the six months ended December 31, 2008, as compared to $1,834,192 for the six months ended December 31, 2007. The decrease was primarily attributable to salary and staff reductions.

Interest expense – Interest expense for the six months ended December 31, 2008 was $609,955, as compared to $565,639 for the six months ended December 31, 2007.

Net loss – Net loss for the six months ended December 31, 2008 was $(3,096,816) as compared to a loss of $(491,676) for the six months ended December 31, 2007. The loss is primarily attributable to the low volume of sales.

Income tax – The Deferred Tax Benefit for the six months ended December 31, 2008 is $0 and the Income Tax Expense for the six months ended December 31, 2007 was $0.

Liquidity and Capital Resources

Liquidity and capital resources – As disclosed on the Unaudited Condensed Consolidated Statements of Cash Flows, the cash balance decreased by $320,260 during the six months ended December 31, 2008 as compared to a decrease in cash balance of $966,375 during the six months ended December 31, 2007. The use of cash during the current period is primarily attributable to Operating and Investing activities.

The use of cash attributable to Operating activities in the current period, $2,342,338, is primarily attributable to:

•

Net loss of $3,096,816, generated by the ongoing operations of the Company. Net loss reflects non-cash depreciation expense of $1,323,618 during the period.

•

Inventories increased $534,995. This use of cash is due, in part, to building a stock of boats at the Company’s retail subsidiary, Fountain Dealers’ Factory Super Store.

•

Accounts payable decreased by $899,426, a use of cash as the Company reduced its purchase of production materials due to lower sales volume.

•

Dealer incentives decreased by $496,415, a use of cash as the inventory of boats of the Company’s dealers was decreased.

•

Customer Deposits increased by $529,501 during the current period.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

The use of cash during the six months ended December 31, 2008 attributable to investing is $634,736. Cash spent on the development of new molds and plugs was $483,264, as compared to $406,907 used for new molds and plugs in the six months ended December 31, 2007. Cash spent on other fixed assets was $151,472, less than the $271,676 spent for other fixed assets during the six months ended December 31, 2007.

The cash provided by financing activities during the six months ended December 31, 2008 was $2,656,814, which is primarily attributable to:

•

Financing the inventory of boats at the Company’s retail subsidiary in the amount of $3,804,419 under the Regions Bank Dealer Floor Plan and Security Agreement.

•

Borrowing $326,000 against the Cash Surrender Value of key man life insurance policies owned by the Company.

•

These sources of cash were partially offset by the repayment of a Note Payable of $397,999 to Regions Bank during the period.

As of December 31, 2008 the confirmed sales order backlog was approximately $5.4 million.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk - At December 31, 2008, the Company owed $13,590,401 on the $14,500,000 Term Loan from Regions Bank. The loan agreement has $1,215,401 at the one month LIBOR plus 1.75% and $12,375,000 under an interest rate swap to provide a fixed rate of 6.45%. At December 31, 2008, the Company had an outstanding balance of $2,000,000 on the $2,000,000 Revolver at the lender’s Prime Rate plus a ½% plus a margin of 1%. In addition, the outstanding balance on the Dealer Floor Plan and Security agreement, $3,804,419 as of December 31, 2008, accrues interest at the lender’s Prime Rate plus 1%. A hypothetical 50 basis point increase in interest rates would result in an approximately $35,100 increase in annual interest expense.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

Item 4T.

Controls and Procedures.

As of December 31, 2008, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION.

Item 1.

Legal Proceedings.

There were no legal proceedings of a material nature during the quarter ending December 31, 2008.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the three and six month periods ended December 31, 2008.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on November 18, 2008. Six persons were elected as members of the Board of Directors, all incumbents, for one year terms. The votes for each nominee were cast as follows:

	Shares Voting For	Withheld	Abstentions and Non-votes
Reginald M. Fountain, Jr.	3,878,020	43,944	—
Craig F. Goess	3,847,207	74,757	—
Guy L. Hecker, Jr.	3,850,904	71,060	—
David C. Miller	3,863,704	58,260	—
Anthony J. Romersa	3,831,779	90,185	—
Mark L. Spencer	3,878,254	43,810	—

The shareholders ratified the Board of Directors appointment of Gregory and Associates, LLC as independent certified public accountants for the Company. The appointment was ratified by a vote of 3,900,544 shares for and 13,890 shares against or withheld, with 7,531 abstentions and no broker non-votes.

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
Irving L. Smith
Chief Financial Officer

Date:  February 2, 2009

FOUNTAIN POWERBOAT INDUSTRIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) by the Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

21